Form 10-Q
period 2018-09-30
Rhinebeck Bancorp, Inc.
filed 2018-12-24
CIK 1751783

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-227266

Rhinebeck Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-2117268
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Jefferson Plaza Poughkeepsie, New York	12601
(Address of Principal Executive Offices)	(Zip Code)

(845) 454-8555

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES     ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES      ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐    NO  ☒

100 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 21, 2018.

Rhinebeck Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Rhinebeck Bancorp, Inc. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Rhinebeck Bank in connection with the reorganization of Rhinebeck Bank and its mutual holding company, Rhinebeck Bancorp, MHC, into the two-tier mutual holding company structure. As of September 30, 2018, the reorganization had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results and financial position of Rhinebeck Bancorp, MHC and Rhinebeck Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bank at and for the year ended December 31, 2017 contained in the Company’s definitive prospectus dated November 9, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 21, 2018.

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Financial Condition
(dollars in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets

Cash and due from banks	$12,596	$10,460
Available for sale securities (at fair value)	102,387	113,302
Held to maturity securities (fair value of $0 and $1,928, respectively)	-	1,914
Loans receivable (net of allowance for loan losses of $6,310 and $5,457, respectively)	652,053	566,178
Federal Home Loan Bank stock	2,874	1,108
Accrued interest receivable	2,418	2,149
Cash surrender value of life insurance	17,918	17,577
Deferred tax assets (net of valuation allowance of $985 and $982, respectively)	3,332	3,021
Premises and equipment, net	16,593	17,025
Other real estate owned	1,739	2,233
Goodwill	1,410	1,505
Intangible assets, net	294	326
Other assets	6,093	5,305

Total assets	$819,707	$742,103

Liabilities and Capital

Liabilities

Deposits
Noninterest bearing	$185,222	$157,828
Interest bearing	506,496	492,277
Total deposits	691,718	650,105

Mortgagors’ escrow accounts	3,521	7,284
Advances from the Federal Home Loan Bank	53,621	14,900
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	8,679	9,682

Total liabilities	762,694	687,126

Stockholders’ Equity
Common stock (par value $0.01 per share, 100 shares outstanding)	-	-
Additional paid-in capital	100	100
Retained earnings	64,991	61,832
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(4,244)	(2,322)
Defined benefit pension plan, net of taxes	(3,834)	(4,633)

Total accumulated other comprehensive loss	(8,078)	(6,955)

Total stockholders’ equity	57,013	54,977

Total liabilities and stockholders’ equity	$819,707	$742,103

See accompanying notes to consolidated financial statements.

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Income
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Interest and Dividend Income
Interest and fees on loans	$8,570	$6,477	$22,713	$18,738
Interest and dividends on securities	578	590	1,762	1,859
Other income	5	25	14	48

Total interest and dividend income	9,153	7,092	24,489	20,645

Interest expense on deposits	1,112	784	2,927	2,287
Interest expense on borrowings	311	45	673	153

Total interest expense	1,423	829	3,600	2,440

Net interest income	7,730	6,263	20,889	18,205

Provision for loan losses	525	225	1,575	675

Net interest income after provision for loan losses	7,205	6,038	19,314	17,530

Noninterest Income
Service charges on deposit accounts	785	613	2,030	1,799
Net realized loss on sales and calls of securities	(21)	(2)	(22)	(14)
Net gain on sales of loans	167	163	435	432
Increase in cash surrender value of insurance	101	116	300	345
Net gain from sale of other real estate owned	-	1	-	-
Write-downs of other real estate owned	-	-	(387)	-
Other real estate owned income	11	10	32	32
Gain on sale of subsidiary	-	1,834	-	1,834
Loss on disposal of premises and equipment	-	(106)	-	(106)
Insurance related income	-	283	-	1,403
Investment advisory income	225	183	557	565
Other	230	253	685	735

Total noninterest income	1,498	3,348	3,630	7,025

Noninterest Expenses
Salaries and employee benefits	3,601	3,287	10,520	10,267
Sales commissions	-	30	-	217
Occupancy	818	787	2,572	2,532
Data processing	283	272	851	879
Professional fees	217	186	635	588
Advertising	148	166	532	460
FDIC deposit insurance and other insurance	229	182	608	612
Other real estate owned expense	101	76	184	139
Amortization of intangible assets	11	14	32	57
Impairment loss on goodwill	-	-	95	-
Other	1,065	1,010	3,211	3,099

Total noninterest expenses	6,473	6,010	19,240	18,850

Income before income taxes	2,230	3,376	3,704	5,705

Provision for income taxes	266	754	545	1,471

Net income	$1,964	$2,622	$3,159	$4,234

See accompanying notes to consolidated financial statements.

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net Income	$1,964	$2,622	$3,159	$4,234

Other Comprehensive Loss
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(670)	1	(2,455)	645
Reclassification adjustment for losses realized in net realized gain on sales and calls of securities on the consolidated statements of income	21	2	22	14

Net unrealized (losses) gains on available for sale securities	(649)	3	(2,433)	659

Tax effect	137	(1)	511	(224)

Unrealized (losses) gains on available for sale securities, net of tax	(512)	2	(1,922)	435

Defined benefit pension plan:
Actuarial gain arising during the period	-	-	823	-
Reclassification adjustment for amortization of net actuarial loss	-	-	187	-

Total	-	-	1,010	-

Tax effect	-	-	(211)	-

Defined pension benefit plan gain, net of tax	-	-	799	-

Other comprehensive (loss) income	(512)	2	(1,123)	435

Total Comprehensive Income	$1,452	$2,624	$2,036	$4,669

(a) - Includes $4 and $1 for the three months and $5 and $5 for the nine months ended September 30, 2018 and 2017, respectively, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.
(b) - Included in salaries and employee benefits on the consolidated statements of income.
(c) - Includes $39 for the nine months ended September 30, 2018 for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$-	$100	$61,832	$(6,955)	$54,977

Net income	-	-	3,159	-	3,159
Other comprehensive loss	-	-	-	(1,123)	(1,123)

Balance at September 30, 2018 (unaudited)	$-	$100	$64,991	$(8,078)	$57,013

Balance at December 31, 2016	$-	$100	$57,686	$(5,269)	$52,517

Net income	-	-	4,234	-	4,234
Other comprehensive loss	-	-	-	435	435

Balance at September 30, 2017 (unaudited)	$-	$100	$61,920	$(4,834)	$57,186

See accompanying notes to consolidated financial statements.

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the nine months ended
	September 30,
	2018	2017
	(unaudited)
Cash Flows from Operating Activities
Net income	$3,159	$4,234
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	265	286
Net realized loss on sales and calls of securities	22	14
Provision for loan losses	1,575	675
Loans originated for sale	(26,937)	(29,615)
Proceeds from sale of loans	29,146	29,567
Net gain on sale of mortgage loans	(435)	(432)
Net gain on sale of other real estate owned	-	-
Amortization of intangible assets	32	57
Gain on sale of subsidiary	-	(1,834)
Impairment loss on goodwill	95	-
Depreciation and amortization	866	856
Write-down of other real estate owned	387	-
Loss from disposal of premises and equipment	-	106
Deferred income tax (benefit) expense	(12)	134
Increase in cash surrender value of insurance	(300)	(345)
Decrease (increase) in accrued interest receivable	(269)	325
Decrease (increase) in other assets	(788)	697
Increase in accrued expenses and other liabilities	7	217

Net cash provided by operating activities	6,813	4,942

Cash Flows from Investing Activities
Proceeds from sales and calls of available for sale securities	2,113	26,519
Proceeds from maturities and principal repayments of securities	11,881	14,542
Purchases of securities	(3,885)	(19,568)
Net (purchases) sales of FHLB stock	(1,766)	1
Net increase in loans	(89,224)	(34,489)
Purchases of bank owned life insurance policies	(41)	(41)
Purchases of bank premises and equipment	(434)	(408)
Proceeds from disposal of premises and equipment	-	525
Net decrease of other real estate owned	-	2
Proceeds from sale of other real estate owned	108	281
Proceeds from sale of subsidiary	-	3,443

Net cash used in investing activities	(81,248)	(9,193)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	30,911	17,035
Net increase (decrease) in time deposits	10,702	(10,902)
Decrease in mortgagors’ escrow accounts	(3,763)	(3,317)
Net increase in short-term debt	20,537	700
Net increase in long-term debt	18,184	-

Net cash provided by financing activities	76,571	3,516

Net increase (decrease) in cash and due from banks	2,136	(735)

Cash and Due from Banks
Beginning balance	10,460	12,976

Ending balance	$12,596	$12,241

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$2,081	$1,610

Income taxes	$368	$1,009

Noncash Investing and Financing Activities
Unrealized holding (loss) gain on available for sale securities arising during the period	$(2,433)	$659

Transfer of loans to other real estate owned	$-	$139

Decrease in defined benefit plan liability included in other comprehensive loss	$1,010	$-

See accompanying notes to consolidated financial statements.

RHINEBECK BANCORP, MHC AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

1.	Nature of Business and Significant Accounting Policies

Rhinebeck Bancorp, MHC (“Company”) is a mutual holding company whose subsidiary is Rhinebeck Bank (“Bank”), a New York chartered stock savings bank. The Company provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

A description of the Company's significant accounting policies are presented below.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of securities and other real estate owned, the evaluation of investment securities for other-than-temporary impairment, the evaluation of goodwill for impairment, the valuation of deferred tax assets and the determination of pension obligations.

The interim financial statements at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, respectively, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be achieved for the remainder of 2018 or any other period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the New York State counties of Dutchess, Ulster, Orange, Columbia, Putnam, and Albany. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ abilities to repay their loans is dependent on the economic conditions in the territories in which the Company operates.

Cash and Cash Equivalents

Cash and due from banks and federal funds sold are recognized as cash equivalents in the consolidated statements of financial condition and cash flows. Federal funds sold generally mature in one day. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Investment in Debt and Marketable Equity Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the maturity terms of the securities. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates securities for other-than temporary impairment on a regular basis. The evaluation considers several factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the credit standing of the issuer. When the Company does not intend to sell the security and it is likely that the Company will not be required to sell the security before recovery of its cost basis, the credit loss determined due to a permanent impairment will be recognized in earnings. The credit loss component recognized is identified as the amount of future principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow estimates discounted at the applicable original yield of the security.

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for unearned income, including any allowance for loan losses and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Consumer automobile and installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not collected, for loans that are placed on nonaccrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines all or part of the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance calculation methodology involves segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: commercial real estate, residential real estate, commercial and industrial and consumer. The segments of the Company’s loans receivable portfolio are further disaggregated into classes based on identified associated risks within those segments. This allows management to better monitor risk and performance.

Commercial real estate loans are separated into the two classes: non-residential and multi-family. Non-residential and multi-family loans include long-term loans financing commercial properties and include both owner and non-owner occupied properties. Construction loans, which include land loans, are comprised mostly of non-owner occupied projects, whereby the property is generally under development and tends to have more risk than the owner occupied loans. The Company grants loans for the construction of residential homes, residential developments and land development projects. Repayment of these loans is mostly dependent upon either the ongoing cash flow of the borrowing entity or the resale or lease of the subject property.

Residential real estate loans are secured by the borrower’s residential real estate generally in a first lien position. Residential mortgages have varying loan interest rates depending on the financial condition of the borrower, the loan to value ratio and the term of the loan.

The commercial and industrial loan segment consists of loans made for purposes of financing the activities of commercial customers. The assets financed through commercial and industrial loans are used within the business for its ongoing operations. Repayment of commercial and industrial loans predominately comes from the cash flow of the business or the ongoing operations of assets.

Consumer loans are classified into the following three classes: indirect automobile loans, home equity loans and other consumer loans. Indirect automobile loans are secured by the borrowers’ automobiles and originated through the Company’s relationships with the automobile dealers in the various counties in the Company’s service area. Home equity loans are secured by the borrower’s residential real estate in a first or second lien position. Other direct consumer loans may be unsecured.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial and industrial and commercial real estate loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, automobiles, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, past experience with the borrower, the nature of the collateral, competitive offerings and/or term of the loan.

The market value of collateral is monitored on an ongoing basis and additional collateral may be obtained when warranted. While collateral provides some assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing sufficient cash flows. The Company's policy for collateral requires that, generally, the amount of the loan may not exceed 90% of the original appraised value of the property. Private mortgage insurance is usually required for that portion of the loan in excess of 80% of the appraised value of the property.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated at least quarterly or when credit deficiencies arise, such as when loan payments are delinquent. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, segregated generally by loan type and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

These qualitative risk factors generally include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.

2.	National, regional and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Size and composition of the portfolio and terms of loans.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

4.	Volume and severity of past due, classified and nonaccrual loans as well as loan modifications.

5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

6.	Effect of external factors, such as competition and legal and regulatory requirements.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not necessarily classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loans’ collateral.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $593 and $97 on September 30, 2018 and December 31, 2017, respectively.

For loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The Company may grant a concession or modification for economic or legal reasons related to a borrower's financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company's allowance for loan losses.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, negative trends, or specific conditions that may result in a payment default in the near future.

Regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Loans Held for Sale

Loans held for sale are those mortgage loans the Company has the intent to sell in the foreseeable future and are carried at the lower of aggregate cost or market value, with valuation changes recorded in noninterest income. Gains and losses on sales of loans are recognized at the trade dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Mortgage service rights are recorded and amortized over the life of the loan.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Servicing

Servicing assets are recognized as separate assets developed through the sale of residential mortgages. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain or loss on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to and over the period of the estimated future net servicing income of the underlying financial assets.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance and charged to noninterest income, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned included $935 and $1,322 of residential real estate and $804 and $911 of commercial property on September 30, 2018 and December 31, 2017, respectively.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets. Rent expense is charged to operations over the expected lease term using the straight-line method. Leasehold improvements are amortized over the shorter of the improvements' estimated economic lives or the related lease terms. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Bank-Owned Life Insurance

The Company purchased bank owned life insurance (“BOLI”) on a chosen group of employees and trustees. The Company is the owner and sole beneficiary of the policies. Earnings from BOLI are recognized as part of noninterest income. BOLI is carried at cash surrender value. Death benefit proceeds received in excess of the policies cash surrender values are recognized in income upon receipt. The Company does not intend to surrender these policies and, accordingly, no deferred taxes have been provided.

Significant One-Time Business Transactions

At the close of business on August 15, 2017, the Bank sold all of its interest in its subsidiary Brinckerhoff and Neuville, Inc. (“B&N”) in a stock transaction for net proceeds of $3,443. As a result, the Company realized a $1,834 net gain on the sale, which is separately reported on the consolidated statements of income. B&N had pre-tax profit of $437 in 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Goodwill and Amortizable Intangible Assets

The excess of the purchase price of an acquisition over the net fair value of the identifiable tangible and intangible assets and liabilities is assigned to goodwill. Goodwill is not amortizable, but is subject to at least an annual assessment, or more frequently in the presence of certain circumstances, for impairment.

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. These assets are amortized on a straight-line basis over the related estimated lives of approximately 13 years. In the presence of certain circumstances, intangible assets may be assessed for impairment as well. Impairment exists when carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at September 30, 2018 and December 31, 2017.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as an additional provision for income taxes in the consolidated statements of income.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Comprehensive Income (Loss)

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the net actuarial loss of the defined benefit pension plan, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income (loss).

Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Company's fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

Impact of Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company used the modified retrospective method for transition with the cumulative effect recognized as of the date of initial application with no restatement of prior periods. The adoption did not have a significant effect on the Company’s financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to current revenue recognition practices. See Note 16 for additional information related to the adoption of ASU No. 2014-09.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. This ASU requires lessees to recognize the assets and liabilities that arise from leases with a lease term of more than 12 months on the balance sheet. A lessee should recognize in the statements of financial position a right-of-use asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. This ASU is effective for the Company in 2019. Early adoption is permitted. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for the Company in 2021. Early adoption is permitted in 2019. The Company does not believe that the adoption of these updates will have a material effect on its results of operations, financial position and cash flows.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Effective January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For the Company, the adoption of ASU 2016-01 resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated statements of financial condition. Accordingly, we refined the calculation used to determine the disclosed fair value of the Company’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the Company’s fair value disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other” to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This will become effective for the Company’s annual goodwill impairment test in 2020. The Company does not believe that the adoption of this Update will have a material effect on its results of operations, financial position and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” ASU 2018-02 permits a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the reduction in the corporate income tax rate to 21% with the newly enacted Tax Cuts and Jobs Act. As required by GAAP, the Company had re-measured all deferred tax amounts at 21% at December 31, 2017 with the change included in provision for income taxes in 2017, the period of enactment. This left deferred tax items in accumulated other comprehensive loss at the old rate of 34% used by the Company. The reclassification allows the Company to transfer an amount equal to the change in the rate related to those deferred tax items included in accumulated other comprehensive loss to retained earnings. ASU 2018-02 is effective for the Company in 2019 but early adoption is permitted. The Company elected to adopt this guidance at December 31, 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

In May 2018, the FASB issued ASU No. 2018-06, “Codification Improvements to Topic 942, Financial Services - Depository and Lending”. This update superseded outdated guidance related to the Office of the Comptroller of the Currency's Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This update expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. This update is effective for the Company in 2019. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change the Company's assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which amends Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This guidance did not change the Company's assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)”. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of FASB's efforts to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for the Company in 2021. Early adoption is permitted. The Company has not evaluated the new guidance for its effect on the consolidated financial statements.

Emerging Growth Company Status

As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company intends to take advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

Accordingly, the Company's financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

2.	Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2018
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$3,039	$-	$(111)	$2,928
U.S. government agency mortgage-backed securities-residential	86,568	-	(4,555)	82,013
U.S. government agency securities	16,923	-	(706)	16,217
Municipal securities ¹	1,229	1	(1)	1,229
Total	$107,759	$1	$(5,373)	$102,387

	December 31, 2017

U.S. Treasury securities	$3,048	$-	$(47)	$3,001
U.S. government agency mortgage-backed securities-residential	93,858	1	(2,470)	91,389
U.S. government agency securities	16,935	-	(409)	16,526
Municipal securities ¹	2,401	1	(16)	2,386
Total	$116,242	$2	$(2,942)	$113,302

¹ The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			September 30, 2018
			(unaudited)
U.S. Treasury securities	$-	$-	$2,928	$(111)	$2,928	$(111)
U.S. government agency mortgage-backed securities-residential	6,908	(168)	74,676	(4,387)	81,584	(4,555)
U.S. government agency securities	-	-	16,217	(706)	16,217	(706)
Municipal Securities	533	(1)	-	-	533	(1)
Total	$7,441	$(169)	$93,821	$(5,204)	$101,262	$(5,373)

			December 31, 2017
U.S. Treasury securities	$3,001	$(47)	$-	$-	$3,001	$(47)
U.S. government agency mortgage-backed securities-residential	34,601	(542)	56,170	(1,928)	90,771	(2,470)
U.S. government agency securities	3,923	(50)	12,603	(359)	16,526	(409)
Municipal Securities	593	(3)	977	(13)	1,570	(16)
Total	$42,118	$(642)	$69,750	$(2,300)	$111,868	$(2,942)

At September 30, 2018 and December 31, 2017, the Company had 98 and 100 individual available-for-sale securities with unrealized losses totaling $5,373 and $2,942, respectively, with an aggregate depreciation of 5.31% and 2.63%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

The amortized cost and fair value of available for sale debt securities at September 30, 2018 and December 31, 2017, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary as follows:

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

	September 30, 2018		December 31, 2017
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$320	$321	$335	$335
After 1 but within 5 years	18,162	17,418	20,074	19,623
After 5 but within 10 years	1,975	1,902	1,975	1,954
After 10 years	734	733	-	-
Mortgage-backed securities	86,568	82,013	93,858	91,390

Total	$107,759	$102,387	$116,242	$113,302

At September 30, 2018 and December 31, 2017, available for sale securities with a carrying value of $27,769 and $1,285, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) borrowings. In addition $1,029 and $2,350, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

For the first nine months of 2018, there were $2,113 of securities sold as compared to sale proceeds of $30,786 for the year ended December 31, 2017. During the period ended September 30, 2018, there were no gross gains recorded while for the year ended December 31, 2017 there were gross gains of $45. During these two reported periods there were gross losses of $22 and $72 realized on the sales of available for sale securities, respectively.

3.	Held to Maturity Securities

The amortized cost, gross unrealized gains and losses and fair values of held to maturity securities are as follows:

	September 30, 2018
	(unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Other	$-	$-	$-	$-
Municipal securities ¹	-	-	-	-
Total	$-	$-	$-	$-

	December 31, 2017

Other	$332	$-	$-	$332
Municipal securities ¹	1,582	15	(1)	1,596
Total	$1,914	$15	$(1)	$1,928

¹ The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The amortized cost and fair value of held to maturity debt securities at September 30, 2018 and December 31, 2017, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties:

	September 30, 2018		December 31, 2017
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$-	$-	$252	$252
After 1 but within 5 years	-	-	576	575
After 5 but within 10 years	-	-	-	-
After 10 years	-	-	754	769
Other	-	-	332	332

Total	$-	$-	$1,914	$1,928

At September 30, 2018 and December 31, 2017, held to maturity securities with an amortized cost of $0 and $1,362, respectively, were pledged at the FRBNY for borrowings.

During the third quarter, as part of an effort to increase the performance of our investment portfolio, seven underperforming bonds were swapped for better yielding instruments. It was later discovered that in the group sold were two bonds, totaling $575 in book value, which were designated as held to maturity (“HTM”). As part of that transaction a loss on disposition of $4 was recognized. As a further consequence of this action, in accordance with ASC 320-10-35, the four remaining HTM securities that totaled $1,163 were reclassified as available for sale (“AFS”) and the unrealized holding loss of $1 was recognized in AOCI, net of the applicable taxes for the period ended September 30, 2018. As a result of the sale and subsequent reclassification, the whole of our investment portfolio is now AFS. Securities purchased in the future will be designated as AFS.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

4.	Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Commercial real estate:
Construction	$10,407	$5,621
Non-residential	201,913	192,469
Multifamily	12,379	13,103
Residential real estate	44,388	43,300
Commercial and industrial	79,055	67,650
Consumer:
Indirect automobile	272,892	214,823
Home equity	19,559	19,452
Other consumer	10,453	9,929

Total gross loans	651,046	566,347

Net deferred loan costs	7,317	5,288
Allowance for loan losses	(6,310)	(5,457)

Total net loans	$652,053	$566,178

At September 30, 2018 and December 31, 2017, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $286 and $2,059.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk system:

	September 30, 2018
	(unaudited)
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate:
Construction	$10,407	$-	$-	$-	$10,407
Non-residential	189,009	7,276	1,414	4,214	201,913
Multifamily	11,926	-	-	453	12,379
Residential	41,943	-	-	2,445	44,388
Commercial and industrial	77,768	-	657	630	79,055
Consumer:
Indirect automobile	272,350	-	-	542	272,892
Home equity	19,287	-	-	272	19,559
Other consumer	10,430	-	-	23	10,453

Total	$633,120	$7,276	$2,071	$8,579	$651,046

	December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate:
Construction	$4,495	$-	$1,126	$-	$5,621
Non-residential	181,720	3,485	7,264	-	192,469
Multifamily	13,103	-	-	-	13,103
Residential	41,115	-	-	2,185	43,300
Commercial and industrial	65,351	125	2,156	18	67,650
Consumer:
Indirect automobile	214,381	-	-	442	214,823
Home equity	19,334	-	-	118	19,452
Other consumer	9,925	-	-	4	9,929

Total	$549,424	$3,610	$10,546	$2,767	$566,347

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2018
	(unaudited)
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Nonaccrual
Commercial real estate:
Construction	$10,407	$-	$-	$-	$10,407	$-
Non-residential	197,367	-	332	4,214	201,913	4,214
Multifamily	11,745	181	-	453	12,379	453
Residential	42,823	849	56	660	44,388	2,366
Commercial and industrial	78,710	16	6	323	79,055	630
Consumer:
Indirect automobile	268,108	3,627	640	517	272,892	542
Home equity	19,255	137	-	167	19,559	265
Other consumer	10,281	112	38	22	10,453	23

Total	$638,696	$4,922	$1,072	$6,356	$651,046	$8,493

	December 31, 2017
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Nonaccrual
Commercial real estate:
Construction	$4,494	$-	$-	$1,127	$5,621	$1,127
Non-residential	184,877	2,229	921	4,442	192,469	4,442
Multifamily	12,637	-	466	-	13,103	-
Residential	41,989	450	422	439	43,300	2,100
Commercial and industrial	66,542	69	19	1,020	67,650	1,237
Consumer:
Indirect automobile	209,574	4,022	808	419	214,823	442
Home equity	18,637	676	127	12	19,452	12
Other consumer	9,742	176	7	4	9,929	4

Total	$548,492	$7,622	$2,770	$7,463	$566,347	$9,364

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The following tables summarize information in regards to impaired loans by loan portfolio class:

	September 30, 2018
	(unaudited)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	4,214	4,616	-	3,877
Multifamily	453	458	-	227
Residential	2,445	3,070	-	2,315
Commercial and industrial	625	749	-	922
Consumer:
Indirect automobile	211	247	-	210
Home equity	272	282	-	195
Other consumer	2	2	-	1

Total	$8,222	$9,424	$-	$8,310

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	-	-	-	451
Multifamily	-	-	-	-
Residential	-	-	-	-
Commercial and industrial	5	5	5	12
Consumer:
Indirect automobile	331	338	83	282
Home equity	-	-	-	-
Other consumer	20	20	11	12

Total	$356	$363	$99	$757

Total:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	4,214	4,616	-	4,328
Multifamily	453	458	-	227
Residential	2,445	3,070	-	2,315
Commercial and industrial	630	754	5	934
Consumer:
Indirect automobile	542	585	83	492
Home equity	272	282	-	195
Other consumer	22	22	11	13

Total	$8,578	$9,787	$99	$9,067

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$1,127	$1,137	$-	$1,127
Non-residential	3,539	3,584	-	2,878
Multifamily	-	-	-	-
Residential	2,184	2,741	-	2,114
Commercial and industrial	1,219	1,700	-	1,325
Consumer:
Indirect automobile	210	237	-	179
Home equity	118	119	-	182
Other consumer	-	1	-	2

Total	$8,397	$9,519	$-	$7,807

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	903	903	300	451
Multifamily	-	-	-	-
Residential	-	-	-	-
Commercial and industrial	19	447	19	221
Consumer:
Indirect automobile	232	247	75	292
Home equity	-	-	-	-
Other consumer	3	3	3	18

Total	$1,157	$1,600	$397	$982

Total:
Commercial real estate:
Construction	$1,127	$1,137	$-	$1,127
Non-residential	4,442	4,487	300	3,330
Multifamily	-	-	-	-
Residential	2,184	2,741	-	2,114
Commercial and industrial	1,238	2,147	19	1,546
Consumer:
Indirect automobile	442	484	75	471
Home equity	118	119	-	182
Other consumer	3	4	3	19

Total	$9,554	$11,119	$397	$8,789

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At September 30, 2018 and December 31, 2017, three loans totaling $1,803 and four loans totaling $1,815, respectively, which were included in impaired loans, were identified as TDRs. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of $117, which included both rate and term modifications. In 2017, the Company modified a residential loan and a commercial loan with carrying amounts of $1,661 and $19, respectively, through rate and term modifications. Interest income on impaired loans was immaterial during each of the periods presented. At September 30, 2018 and December 31, 2017, all loans were performing in accordance with their restructured terms. During the nine months ended September 30, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At September 30, 2018 and December 31, 2017, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $253,856 and $244,765 as of September 30, 2018 and December 31, 2017, respectively.

The balance of capitalized servicing rights, included in other assets at September 30, 2018 and December 31, 2017, were $2,278 and $2,260, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the nine months ended September 30, 2018 and 2017.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial Real Estate	Residential	Commercial and Industrial	Consumer	Totals
	Three months ended September 30, 2018
	(unaudited)
Allowance for loan losses:
Beginning balance	$947	$513	$1,082	$3,397	$5,939
Provision for loan losses	(77)	(40)	(27)	669	525
Loans charged-off	-	-	-	(372)	(372)
Recoveries	-	1	-	217	218
Ending balance	$870	$474	$1,055	$3,911	$6,310
Ending balance:
Individually evaluated for impairment	$-	$-	$5	$94	$99
Collectively evaluated for impairment	$870	$474	$1,050	$3,817	$6,211
Loan receivables:
Ending balance	$224,699	$44,387	$79,055	$302,905	$651,046
Ending balance:
Individually evaluated for impairment	$4,668	$2,445	$630	$836	$8,579
Collectively evaluated for impairment	$220,031	$41,942	$78,425	$302,069	$642,467

	Three months ended September 30, 2017
	(unaudited)
Allowance for loan losses:
Beginning balance	$936	$585	$574	$3,383	$5,478
Provision for loan losses	46	3	(60)	236	225
Loans charged-off	(16)	-	(181)	(378)	(575)
Recoveries	-	3	-	272	275
Ending balance	$966	$591	$333	$3,513	$5,403
Ending balance:
Individually evaluated for impairment	$-	$-	$2	$74	$76
Collectively evaluated for impairment	$966	$591	$331	$3,439	$5,327
Loan receivables:
Ending balance	$204,793	$41,417	$60,706	$240,124	$547,040
Ending balance:
Individually evaluated for impairment	$3,011	$1,988	$2,325	$652	$7,976
Collectively evaluated for impairment	$201,782	$39,429	$58,381	$239,472	$539,064

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

	Commercial Real Estate	Residential	Commercial and Industrial	Consumer	Totals
	Nine months ended September 30, 2018
	(unaudited)
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,818	$5,457
Provision for loan losses	(132)	15	91	1,601	1,575
Loans charged-off	(303)	-	(28)	(1,125)	(1,456)
Recoveries	-	4	113	617	734
Ending balance	$870	$474	$1,055	$3,911	$6,310
Ending balance:
Individually evaluated for impairment	$-	$-	$5	$94	$99
Collectively evaluated for impairment	$870	$474	$1,050	$3,817	$6,211
Loan receivables:
Ending balance	$224,699	$44,387	$79,055	$302,905	$651,046
Ending balance:
Individually evaluated for impairment	$4,668	$2,445	$630	$836	$8,579
Collectively evaluated for impairment	$220,031	$41,942	$78,425	$302,069	$642,467

	Nine months ended September 30, 2017
	(unaudited)
Allowance for loan losses:
Beginning balance	$1,092	$1,231	$775	$2,778	$5,876
Provision for loan losses	(202)	(567)	152	1,292	675
Loans charged-off	(16)	(79)	(596)	(1,313)	(2,004)
Recoveries	92	6	2	756	856
Ending balance	$966	$591	$333	$3,513	$5,403
Ending balance:
Individually evaluated for impairment	$-	$-	$2	$74	$76
Collectively evaluated for impairment	$966	$591	$331	$3,439	$5,327
Loan receivables:
Ending balance	$204,793	$41,417	$60,706	$240,124	$547,040
Ending balance:
Individually evaluated for impairment	$3,011	$1,988	$2,325	$652	$7,976
Collectively evaluated for impairment	$201,782	$39,429	$58,381	$239,472	$539,064

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

	Commercial Real Estate	Residential	Commercial and Industrial	Consumer	Totals
	December 31, 2017
Allowance for loan losses:
Beginning balance	$1,092	$1,231	$775	$2,778	$5,876
Provision for loan losses	137	(707)	698	772	900
Loans charged-off	(16)	(78)	(596)	(1,724)	(2,414)
Recoveries	92	9	2	992	1,095
Ending balance	$1,305	$455	$879	$2,818	$5,457
Ending balance:
Individually evaluated for impairment	$300	$-	$19	$78	$397
Collectively evaluated for impairment	$1,005	$455	$860	$2,740	$5,060
Loan receivables:
Ending balance	$211,193	$43,300	$67,650	$244,204	$566,347
Ending balance:
Individually evaluated for impairment	$5,569	$2,184	$1,238	$563	$9,554
Collectively evaluated for impairment	$205,624	$41,116	$66,412	$243,641	$556,793

In the normal course of business, the Company grants loans to officers, trustees and other related parties. Such loans were not significant in presented periods.

5.	Premises and Equipment

Premises and equipment are summarized as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Land	$3,536	$3,536
Buildings and improvements	23,504	23,409
Furniture, fixtures and equipment	11,036	10,725
Construction in progress	40	43

Total	38,116	37,713

Less accumulated depreciation	(21,523)	(20,688)

Net	$16,593	$17,025

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

6.	Goodwill

The changes in the carrying value of goodwill are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	(unaudited)			(unaudited)
	B&N	RAM	Total	B&N	RAM	Total
Beginning balance	$-	$1,410	$1,410	$1,276	$1,505	$2,781
Relief due to asset sale	-	-	-	(1,276)	-	(1,276)

Ended balance	$-	$1,410	$1,410	$-	$1,505	$1,505

Accumulated impairment	$-	$1,116	$1,116	$-	$1,021	$1,021

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	(unaudited)			(unaudited)
	B&N	RAM	Total	B&N	RAM	Total
Beginning balance	$-	$1,505	$1,505	$1,276	$1,505	$2,781
Impairment	-	(95)	(95)	-	-	-
Relief due to asset sale	-	-	-	(1,276)	-	(1,276)

Ended balance	$-	$1,410	$1,410	$-	$1,505	$1,505

Accumulated impairment	$-	$1,116	$1,116	$-	$1,021	$1,021

				December 31, 2017
				B&N	RAM	Total
Beginning balance				$1,276	$1,505	$2,781
Relief due to asset sale				(1,276)	-	(1,276)

Ended balance				$-	$1,505	$1,505

Accumulated impairment				$-	$1,021	$1,021

For the nine months ended September 30, 2017, the Company had no amortization or impairment expenses related to goodwill.

As discussed in Note 1, in 2017 the Bank sold its entire interest in B&N resulting in the removal of the remaining goodwill. At June 30, 2018 the Company tested the goodwill recorded for RAM and determined that a write-down of $95 was required to reflect impairment due to the loss of expected revenue. The similar test done at September 30, 2018 determined that no additional write-down was necessary. At year end 2017 the Company tested the goodwill recorded for RAM and determined that no impairment charge was required.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

7.	Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	(unaudited)			(unaudited)
	B&N	RAM	Total	B&N	RAM	Total
Beginning balance	$-	$305	$305	$336	$347	$683
Amortization	-	(11)	(11)	(3)	(11)	(14)
Relief due to asset sale	-	-	-	(333)	-	(333)

Ended balance	$-	$294	$294	$-	$336	$336
Accumulated amortization and impairment	$-	$653	$653	$-	$611	$611

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	(unaudited)			(unaudited)
	B&N	RAM	Total	B&N	RAM	Total
Beginning balance	$-	$326	$326	$358	$368	$726
Amortization	-	(32)	(32)	(25)	(32)	(57)
Relief due to asset sale	-	-	-	(333)	-	(333)

Ended balance	$-	$294	$294	$-	$336	$336
Accumulated amortization and impairment	$-	$653	$653	$-	$611	$611

				December 31, 2017
				B&N	RAM	Total
Beginning balance				$358	$368	$726
Amortization				(25)	(42)	(67)
Relief due to asset sale				(333)	-	(333)

Ended balance				$-	$326	$326
Accumulated amortization and impairment				$-	$621	$621

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $32 of amortization expense related to its intangible assets for the nine months ended September 30, 2017.

As discussed in Note 1, in 2017 the Bank sold its entire interest in B&N resulting in the removal of the remaining related intangibles. At September 30, 2018, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values recorded at year end.

As of September 30, 2018 the future amortization expense for amortizable intangible assets for the respective years is as follows:

2018	$10
2019	42
2020	42
2021	42
2022	42
Thereafter	116

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

8.	Deposits

Deposits were as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)

Noninterest bearing demand deposits	$185,222	$157,828

Interest bearing accounts:
NOW	95,857	101,167
Savings	128,733	125,244
Money market	128,982	123,643
Time certificates of deposit	152,924	142,223

Total interest bearing accounts	506,496	492,277

Total deposits	$691,718	$650,105

Included in time certificates of deposit at September 30, 2018 and December 31, 2017 were reciprocal deposits totaling $21,311 and $20,673, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $15,138 and $13,920 as of September 30, 2018 and December 31, 2017, respectively.

Contractual maturities of time certificates of deposit are summarized below:

	September 30,	December 31,
	2018	2017
	(unaudited)
within 1 year	$107,625	$69,634
1 - 2 years	23,000	47,603
2 - 3 years	4,299	10,988
3 - 4 years	14,991	7,521
4 - 5 years	3,009	6,477
over 5 years	-	-

Total	$152,924	$142,223

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

9.	Long-Term Debt and FHLBNY Stock

FHLBNY Borrowings and Stock

The Company is a member of the FHLBNY. At September 30, 2018 and December 31, 2017, the Company had access to a preapproved secured line of credit with the FHLBNY of $409,776 and $370,974, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2018 and December 31, 2017, the Company had pledged assets of $148,006 and $25,608, respectively. At September 30, 2018 and December 31, 2017, the Company had outstanding overnight line of credit balances with the FHLBNY of $17,500 and $14,500, respectively. These borrowings mature the following business day. The interest rate was 2.38% at September 30, 2018 and 1.53% at December 31, 2017. At September 30, 2018, the Company also had structured borrowings in the amount of $36,121. The outstanding principal amounts and the related terms and rates at September 30, 2018 were as follows (unaudited):

Term	Principal	Maturity	Rate	Due in one year	Long term
5 month bullet	$10,000	February 26, 2019	2.64%	$10,000	$-
1 year amortizing	3,762	May 15, 2019	2.50%	3,762	-
1 year amortizing	4,175	June 7, 2019	2.53%	4,175	-
2 year amortizing	4,390	May 15, 2020	2.78%	2,482	1,908
2 year amortizing	4,594	June 8, 2020	2.76%	2,687	1,907
3 year amortizing	9,200	May 17, 2021	2.92%	3,813	5,387

Total	$36,121	Weighted Average Rate	2.72%	$26,919	$9,202

At December 31, 2017, the Company did not have any structured advances with the FHLBNY.

The Company is required to maintain an investment in capital stock of the FHLBNY, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLBNY stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at September 30, 2018 or December 31, 2017.

Subordinated Debt

During 2005, the Company formed RSB Capital Trust I (“Trust”) and owns all of the Trust’s common securities. The Trust has no independent assets or operations and was created for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. Trust preferred securities are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities also bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (4.310% at September 30, 2018 and 3.454% at December 31, 2017) mature on May 23, 2035.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Available Borrowings

The Company has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at September 30, 2018 and December 31, 2017.

10.	Income Taxes

The components of the provision for income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Current expense (benefit):
Federal	$89	$831	$550	$1,408
State	(6)	(89)	7	(71)
Total	83	742	557	1,337

Deferred (benefit) expense:
Federal	183	12	(12)	134
State	-	-	-	-
Total	183	12	(12)	134

Total provision for income taxes	$266	$754	$545	$1,471

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2018) and 34% (2017) and the Company’s actual income tax expense and rate:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	(unaudited)				(unaudited)
Provision at statutory rate	$468	21%	$1,148	34%	$778	21%	$1,940	34%
Tax exempt income	(22)	-1%	(41)	-1%	(70)	-2%	(129)	-2%
State income taxes, net of federal income tax benefit	24	1%	6	0%	14	0%	17	0%
Tax basis difference on sale of B&N	-	0%	(296)	-9%	-	0%	(296)	-5%
Other, net	(204)	-5%	(63)	-1%	(177)	-4%	(61)	-1%

Effective income tax and rate	$266	16%	$754	23%	$545	15%	$1,471	26%

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(unaudited)
Deferred tax assets:
Allowance for loan losses	$1,704	$1,473
Deferred expenses	767	717
Depreciation and amortization	79	105
Unrecognized pension liability	1,019	1,232
Postretirement liability	919	901
Deferred loss on OREO	187	83
Unrealized loss on securities	1,128	617
State tax NOLs	647	647
Other	198	232
Gross deferred tax assets	6,648	6,007

Deferred tax liabilities:
Prepaid expenses	(277)	(181)
Prepaid pension	(1,304)	(1,148)
Deferred loan fees	(135)	(65)
Mortgage servicing rights	(615)	(610)
Gross deferred tax liabilities	(2,331)	(2,004)

Net deferred tax asset	4,317	4,003

Deferred tax valuation allowance	(985)	(982)

Deferred tax assets, net of allowance	$3,332	$3,021

The 2015-16 New York Tax State (“NYS”) Budget enacted on March 31, 2015 contained a significant reform of NYS’s corporate tax system (Part A of Chapter 59 of the Laws of 2015). The budget enacted on April 13, 2016 presented technical and clarifying amendments to the previously enacted tax reform statutes (Part T of Chapter 59 of the Laws of 2016) which were effective for tax years effective on or after January 1, 2016.

Among the many changes related to the Company, the separate tax article 32 that used to apply to financial institutions became no longer applicable and the Company was required to file as a general business corporation (Article 9-A) starting in 2015. The new tax law provided for a permanent deduction of income from “qualified” loans from taxable income for community banks. As such, management determined that the Company would most likely not pay any income tax but rather generate New York net operating losses (“NOLs”) for the foreseeable future. The Company would likely pay the NYS capital based tax until the phase out of that tax which is scheduled for the year ended December 31, 2020. While the change was positive for the Company (it would likely pay less cash taxes in future years due to the permanent deduction afforded), one immediate negative impact was the reduced value of the Company’s NYS deferred tax assets (“DTAs”).

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

In management’s opinion, it is expected that in future years there will be no opportunity to reverse the NYS DTAs to provide for a reduction in NYS income taxes. Therefore, at year end 2015 management established a full valuation allowance to recognize the fully diminished value of these DTAs.

Retained earnings at September 30, 2018 and December 31, 2017 and 2016 include a contingency reserve for loan losses of approximately $1,534 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of approximately $414 at September 30, 2018 and $614 at December 31, 2017 and 2016 have not been recognized.

11.	Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Nine months ended September 30,	Year ended December 31,
	2018	2017
	(unaudited)

Projected and accumulated benefit obligation	$(18,304)	$(19,777)
Plan assets at fair value	18,281	18,166
Funded status included in other liabilities	$(23)	$(1,611)

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Nine months ended September 30,	Year ended December 31,
	2018	2017
	(unaudited)

Net actuarial loss	$4,855	$5,865

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net periodic pension (income) cost	$-	$19	$(2)	$57
Net actuarial pension (gain) loss	-	-	(1,010)	-

Total	$-	$19	$(1,012)	$57

In 2018 and 2017, net actuarial (gain) loss resulted primarily from changes in the discount rate.

Estimated net actuarial loss of $374 will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2018. Weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)

Discount rate	4.11%	3.53%

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)

Discount rate	4.11%	4.06%
Rate of increase in compensation	-	-
Expected long-term rate of retun on assets	6.00%	6.00%

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

As of September 30, 2018, the investment funds include six equity funds, three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. At December 31, 2017 and 2016 the investment funds included five equity funds, three bond funds and a taxable money market fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

The assets of the plan are invested under the supervision of the Company’s investment committee in accordance with the investment policy statement. The investment options of the plan are chosen in a manner consistent with generally accepted standards of fiduciary responsibility. The investment performance of the Company’s individual investment managers, with the assistance of the Company’s investment consultant, is monitored on a quarterly basis and is reviewed at least annually relative to the objectives and guidelines as stated in the Company’s investment policy statement.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
	September 30, 2018
	(unaudited)
Pooled separate accounts	$18,281	$-	$18,281	$-

	December 31, 2017

Pooled separate accounts	$18,166	$-	$18,166	$-

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding. Pooled separate accounts are classified within level 2 of the valuation hierarchy described in Note 1.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Employer contributions and benefit payments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Employer contribution	$570	$-	$570	$-

Benefits paid	$(110)	$(100)	$(331)	$(300)

As of December 31, 2018 and 2017, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ended December 31,	2018	2017

2018	$540	$538
2019	567	564
2020	636	633
2021	667	666
2022	711	708
2023 - 2027	4,206	4,284

On August 14, 2018, the Company made a contribution to the plan in the amount of $570. The contribution was made to reduce the underfunded status of the plan and realize a higher tax deduction due to the decrease of the federal tax rate in 2018.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $577, $508 and $686 for the nine months ended September 30, 2018 and 2017 and year ended December 31, 2017, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and trustees. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of $17,736 and $17,577 at September 30, 2018 and December 31, 2017, respectively. Net earnings on these policies aggregated $345 and $345 for the nine months ended September 30, 2018 and 2017 and $460 for the year ended December 31, 2017, respectively, which are included in noninterest income in the consolidated statements of income.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Deferred Compensation Arrangements

Trustees’ Plan

The Company’s 1991 Plan (the “Trustees’ Plan”) covers Trustees who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At September 30, 2018 and December 31, 2017, $1,760 and $1,648, respectively, is included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan for the nine months ended September 30, 2018 and 2017 were $61 and $44 and year ended December 31, 2017 was $62, respectively, which are included in noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Trustees and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Trustees may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Trustees based on the attainment of criteria established annually by the Board of Trustees. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Trustees. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Trustees, which ranges from one to five years of service. At September 30, 2018 and December 31, 2017, $840 and $813, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $27 and $23 for the nine months ended September 30, 2018 and 2017, and $76 for the year ended December 31, 2017, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,300 and $1,260, respectively, at September 30, 2018 and December 31, 2017. The Company recognized expenses of $40 and $41 for the nine months ended September 30, 2018 and 2017 and $71 for the year ended December 31, 2017, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,105 and $2,078, respectively, at September 30, 2018 and December 31, 2017. The Company recognized expenses of $75 and $178 for the nine months ended September 30, 2018 and 2017 and $292 for the year ended December 31, 2017, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

12.	Commitments and Contingencies

Leases and Subleases

The Company leases certain branch offices and equipment under operating lease agreements which expire at various dates through 2025. The Company has the option to renew the leases for its branch offices at fair rental values. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

As of September 30, 2018, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years ending December 31,
2018	$168
2019	673
2020	641
2021	564
2022	509
2023 and thereafter	963

Total	$3,518

Total rental expense charged to operations for cancelable and non-cancelable operating leases were $155 and $162 for the three months and $479 and $469 for the nine months ended September 30, 2018 and 2017 and $626 for the year ended December 31, 2017, respectively. Rental income under subleases was $81 and $67 for the three months and $230 and $239 for the nine months ended September 30, 2018 and 2017, and $319 for the year ended December 31, 2017, respectively.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Employment Agreements

The Company has entered into employment agreements with certain officers. The agreements provide for base salaries and incentive compensation based on performance criteria outlined in the agreements. The agreements also provide for insurance and various other benefits.

13.	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit, which include new loan commitments and undisbursed portions of construction loans and other lines of credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2018	2017
	(unaudited)
Commitments to extend credit summarized as follows
Future loan commitments	$4,998	$3,805
Undisbursed construction loans	12,413	7,175
Undisbursed home equity lines of credit	10,955	11,185
Undisbursed commercial and other line of credit	59,969	60,897
Standby letters of credit	2,324	3,429

Total	$90,659	$86,491

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

14.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. Banks (BASEL III) became effective for the Company and Bank on January 1, 2016. Compliance with the requirements is being phased in over a four year period with full compliance as of January 1, 2019. All presented capital ratios are calculated using BASEL III rules.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then, which management believes have changed the Bank's category.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The Company’s and Bank's actual capital amounts and ratios were:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	September 30, 2018
			(unaudited)
Rhinebeck Bancorp, MHC
Total capital (to risk-weighted assets)	$69,698	9.86%	$56,538	8.00%	$70,672	10.00%
Tier 1 capital (to risk-weighted assets)	63,388	8.97%	42,403	6.00%	56,538	8.00%
Common equity tier one capital (to risk weighted assets)	63,388	8.97%	31,803	4.50%	45,937	6.50%
Tier 1 capital (to average assets)	63,388	7.85%	32,319	4.00%	40,399	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$72,858	10.31%	$56,526	8.00%	$70,657	10.00%
Tier 1 capital (to risk-weighted assets)	66,548	9.42%	42,394	6.00%	56,526	8.00%
Common equity tier one capital (to risk weighted assets)	66,548	9.42%	31,796	4.50%	45,927	6.50%
Tier 1 capital (to average assets)	66,548	8.24%	32,313	4.00%	40,391	5.00%

	December 31, 2017
Rhinebeck Bancorp, MHC
Total capital (to risk-weighted assets)	$65,623	10.94%	$47,977	8.00%	$59,971	10.00%
Tier 1 capital (to risk-weighted assets)	60,166	10.03%	35,983	6.00%	47,977	8.00%
Common equity tier one capital (to risk weighted assets)	60,166	10.03%	26,987	4.50%	38,891	6.50%
Tier 1 capital (to average assets)	60,166	8.16%	29,488	4.00%	36,860	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$68,631	11.45%	$47,964	8.00%	$59,955	10.00%
Tier 1 capital (to risk-weighted assets)	63,174	10.54%	35,973	6.00%	47,964	8.00%
Common equity tier one capital (to risk weighted assets)	63,174	10.54%	26,980	4.50%	38,971	6.50%
Tier 1 capital (to average assets)	63,174	8.57%	29,488	4.00%	36,860	5.00%

15.	Fair Value

As described in Note 1, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and Due from Banks, Accrued Interest Receivable and Mortgagors' Escrow Accounts

The carrying amount is a reasonable estimate of fair value.

Available for Sale and Held to Maturity Securities

Where quoted prices are available in an active market for identical securities, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include marketable equity securities and U.S. Treasury obligations. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds, mortgage-backed securities and municipal bonds. The Company does not have any Level 3 securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis and held to maturity securities are only disclosed at fair value.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

FHLBNY Stock

The carrying value of FHLBNY stock approximates fair value based on the redemption provisions of the FHLBNY.

Loans

Loans receivable are carried at cost. For variable rate loans which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral. The fair value of loans held for sale is estimated using quoted market prices.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is utilized in the fair value measurements.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income.

Deposits

Deposit liabilities are carried at cost. The fair value of NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities estimated using local market data to a schedule of aggregated expected maturities on such deposits.

Advances from the FHLBNY

The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLBNY interest rates for advances of similar maturity to a schedule of maturities of such advances.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

Subordinated Debt

Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.

Off-Balance-Sheet Instruments

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. Such amounts are not significant.

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	September 30, 2018
	(unaudited)

U.S. Treasury securities	$2,928	$2,928	$-	$-
U.S. government agency mortgage-backed securities-residential	82,013	-	81,584	429
U.S. government agency securities	16,217	-	16,217	-
Municipal securities	1,229	-	1,229	-

Total	$102,387	$2,928	$99,030	$429

	December 31, 2017

U.S. Treasury securities	$3,001	$3,001	$-	$-
U.S. government agency mortgage-backed securities-residential	91,390	-	91,390	-
U.S. government agency securities	16,526	-	16,526	-
Municipal securities	2,385	-	2,385	-

Total	$113,302	$3,001	$110,301	$-

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 and 2016 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
	September 30, 2018
	(unaudited)
Assets held at fair value

Impaired loans	$258	$-	$-	$258

Other real estate owned	$1,074	$-	$-	$1,074

	December 31, 2017
Assets held at fair value

Impaired loans	$760	$-	$-	$760

Other real estate owned	$773	$-	$-	$773

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
	September 30, 2018
	(unaudited)
Assets held at fair value

Impaired loans	$258	Appraisal of collateral(1)	Appraisal adjustments(2)	0% - 20%
			Liquidation expenses(3)	0% - 6%
Other real estate owned	1,074	Appraisal of collateral(1)	Appraisal adjustments(2)	0% - 20%

	December 31, 2017

Impaired loans	$760	Appraisal of collateral(1)	Appraisal adjustments(2)	0% - 20%
			Liquidation expenses(3)	0% - 6%
Other real estate owned	773	Appraisal of collateral(1)	Appraisal adjustments(2)	0% - 20%

(1) Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.

(3) Estimated costs to sell.

The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

The estimated fair value amounts for 2018, 2017 and 2016 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

As of the following dates, the carrying value and fair values of the Company's financial instruments were:

	September 30,		December 31,
	2018		2017
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and due from banks (Level 2)	$12,596	$12,596	$10,460	$10,460
Available for sale securities (Level 2)	102,387	102,387	113,302	113,302
Held to maturity securities (Level 2)	-	-	1,914	1,928
FHLBNY stock (Level 2)	2,874	2,874	1,108	1,108
Loans, net (Level 3)	652,053	643,286	566,178	565,765
Accrued interest receivable (Level 2)	2,418	2,418	2,149	2,149
Mortgage servicing rights (Level 3)	2,278	4,628	2,260	4,122

Financial Liabilities:

Deposits (Level 2)	691,718	690,260	650,105	649,517
Mortgagors escrow accounts (Level 2)	3,521	3,521	7,284	7,284
FHLBNY advances (Level 2)	53,621	53,621	14,900	14,900
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155

16.	Revenue Recognition (unaudited)

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

•	Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.

•	The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•	The Company records a gain or loss from the sale of other real estate owned (OREO) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed; at this time the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.

•	Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

•	Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2018 and 2017 (unaudited) and December 31, 2017
(dollars in thousands)

17.	Plan of Reorganization

On June 12, 2018, the Board of Trustees of the Company and the Board of Directors of the Bank adopted a Plan of Reorganization and Minority Stock Issuance (the “Plan”). The Plan is subject to the approval of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services and must be approved by the affirmative vote of 75% of the votes cast by depositors of the Bank at a special meeting.  Pursuant to the Plan, the Bank proposes to reorganize into the “two-tier” mutual holding company form of ownership.  In connection with the reorganization, a new stock holding company named Rhinebeck Bancorp, Inc. has been organized and will become the bank holding company for the Bank. As part of the reorganization, Rhinebeck Bancorp, Inc. will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation.  The stock will be priced at $10.00 per share.  In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”), which is permitted to subscribe for up to 3.92% of the common stock to be outstanding following the completion of the reorganization and the offering. Rhinebeck Bancorp, Inc. is organized as a Maryland corporation and will offer 43% of its common stock to be outstanding to the Bank’s eligible members, the ESOP and certain other persons. The Bank also intends to form a charitable foundation, Rhinebeck Bank Community Foundation, Inc., and fund it with 2% of the shares to be outstanding following completion of the reorganization and the offering and up to $200 in cash. The Company will own 55% of the common stock of Rhinebeck Bancorp, Inc. outstanding upon completion of the reorganization and stock offering.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the reorganization and offering is unsuccessful, all deferred costs will be charged to operations. As of September 30, 2018, $471 of reorganization costs had been incurred.

18.	Subsequent Events

As of November 7, 2018 Rhinebeck Bancorp, MHC contributed $1,750 of additional capital to Rhinebeck Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of Rhinebeck Bancorp, MHC and Rhinebeck Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;

•	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Critical Accounting Policies

A summary of our accounting policies is described in Note 1 to the unaudited consolidated financial statements included Item 1 of this report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses.   The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or cash flows. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulators may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure you that our allowance will be adequate if we experience sizeable loan losses in any particular period.

Deferred Income Taxes.   At September 30, 2018, we had net deferred tax assets totaling $3,332 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal portion of its deferred tax assets. However, due to changes in New York state tax law, we do not believe we can realize our state deferred tax assets. Accordingly, we established a 100% valuation allowance against such assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 15 to the unaudited consolidated financial statements included in Item 1 of this report.

Investment Securities. Available for sale and held to maturity securities are reviewed regularly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At September 30, 2018, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Goodwill.    The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and are being amortized on a straight-line basis over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, we determine that it is more likely than not that the fair value is less than the carrying value, the two-step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If step one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.

Pension Obligations.   We maintain a non-contributory defined benefit pension plan, which was frozen in 2012. We account for benefits under the plan in accordance with ASC Topic 715 “Pension and Other Postretirement Benefits.” The guidance requires an employer to: (1) recognize in its statement of financial position the over funded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets.    Total assets increased $77.6 million, or 10.5%, to $819.7 million at September 30, 2018 from $742.1 million at December 31, 2017. The increase was primarily due to increases of $85.9 million, or 15.2%, in net loans, $2.1 million, or 20.4%, in cash and cash equivalents and $1.8 million, or 159.4%, in Federal Home Loan Bank stock, offset by a $10.9 million, or 9.6%, decrease in available for sale securities combined with a $1.9 million decrease in held to maturity securities due to the reclassification of these securities to available for sale during the period.

Cash and Cash Equivalents.    Total cash and cash equivalents increased $2.1 million, or 20.4%, to $12.6 million at September 30, 2018 from $10.5 million at December 31, 2017. This increase primarily reflected proceeds from maturing securities and an increase in deposits and Federal Home Loan Bank advances.

Securities Available for Sale.    Total securities available-for-sale decreased $10.9 million, or 9.6%, to $102.4 million at September 30, 2018 from $113.3 million at December 31, 2017. The decrease reflected the strategy of increasing Rhinebeck Bank’s loans-to-assets ratio to increase the overall yield on interest-earning assets and improve profitability.

Net Loans.    Net loans increased $85.9 million, or 15.2%, to $652.1 million at September 30, 2018 from $566.2 million at December 31, 2017. The increase was primarily due to increases of $58.1 million, or 27.0%, in indirect automobile loans, $11.4 million, or 16.9%, in commercial business loans, $8.7 million, or 4.2%, in commercial real estate loans and $4.8 million, or 85.1%, in commercial construction loans. The increase in indirect automobile loans reflected the hiring in March 2018 of a team of lenders operating in Albany, as well as increased market share in the Hudson Valley market. Commercial real estate loans and commercial business loans increased, reflecting Rhinebeck Bank’s focus on increasing these portfolios. The increase in commercial construction loans reflected $3.5 million in additional extensions on previously originated loans and $4.6 million in loans originated in 2018.

Non-Performing Assets.    Non-performing loans decreased from $9.4 million, or 1.65% of total loans at December 31, 2017, to $8.5 million, or 1.30% of total loans, at September 30, 2018. The decrease was primarily due to the sale of development property at foreclosure resulting in the recapture of $1.6 million in principal balances. Real estate owned decreased from $2.2 million at December 31, 2017 to $1.7 million at September 30, 2018 due to a $387,000 write down on a residential property and the sale of two lots.

Deposits. Total deposits increased $41.6 million, or 6.4%, to $691.7 million at September 30, 2018 from $650.1 million at December 31, 2017. The increase in interest-bearing deposits reflected increases of $10.7 million, or 7.5%, in certificates of deposit, $5.3 million, or 4.3%, in money market accounts and $3.5 million, or 2.8%, in savings accounts, offset by a decrease of $5.3 million, or 5.2% in NOW accounts. The increase in certificates of deposit reflected the effects of promotional offers. The decrease in NOW accounts was primarily due to the discontinuance of a higher-tiered product. Noninterest-bearing deposits increased $27.4 million, or 17.4%, to $185.2 million at September 30, 2018 from $157.8 million at December 31, 2017, primarily due to the typical seasonal increase in tax payments received by Rhinebeck Bank.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $38.7 million, or 259.9%, to $53.6 million at September 30, 2018 from $14.9 million at December 31, 2017. The increase was due to additional advances taken to fund loan growth.

Total Equity. Total equity increased $2.0 million, or 3.7%, to $57.0 million at September 30, 2018 from $55.0 million at December 31, 2017. The increase was due to $3.2 million of net income for the nine months ended September 30, 2018, offset by an aggregate increase of $1.2 million in accumulated other comprehensive loss on our available for sale securities and defined benefit pension plan.

Average Balance Sheets and Related Yields and Rates

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and on investment securities has been calculated on a tax equivalent basis using a combined federal and state marginal tax rate of 27% for 2018 and 40% for the previous periods.

	Three Months Ended September 30,
	2018			2017

	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Cash and due from banks	$1,353	$5	1.47%	$8,252	$25	1.20%
Loans	640,534	8,570	5.31	546,554	6,477	4.70
Marketable securities	106,322	578	2.16	120,344	590	1.95

Total interest-earning assets	748,209	9,153	4.85	675,150	7,092	4.17

Non-interest-earning assets	53,819			55,755

Total assets	$802,028			$730,905

Interest-earning liabilities:
NOW accounts	$97,770	$63	0.26	$92,281	$41	0.18
Money market accounts	129,582	313	0.96	128,212	208	0.64
Savings accounts	127,398	82	0.26	128,855	60	0.18
Certificates of deposit	152,440	621	1.62	142,485	443	1.23

Total interest-bearing deposits	507,190	1,079	0.84	491,833	752	0.61

Escrow accounts	10,719	33	1.22	10,394	32	1.22
Federal Home Loan Bank advances	39,140	254	2.57	761	2	1.04
Subordinated debt	5,155	57	4.39	5,155	43	3.31

Total interest-bearing liabilities	562,204	1,423	1.00	508,143	829	0.65

Non-interest-bearing deposits	174,450			157,620
Other non-interest-bearing liabilities	8,906			9,080

Total liabilities	745,560			674,843

Total stockholders’ equity	56,468			56,062

Total liabilities and stockholders’ equity	$802,028			$730,905

Net interest income		$7,730			$6,263

Net interest-earning assets	$186,005			$167,007

Interest rate spread			3.85%			3.52%
Net interest margin			4.10%			3.68%
Average interest-earning assets to average interest-bearing liabilities	133.08%			132.87%

	Nine Months Ended September 30,

	2018			2017

	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Cash and due from banks	$1,269	$14	1.48%	$6,249	$48	1.03%
Loans	606,566	22,713	5.01	534,765	18,738	4.68
Marketable securities	109,827	1,762	2.14	123,976	1,859	2.00

Total interest-earning assets	717,662	24,489	4.56	664,990	20,645	4.15

Non-interest-earning assets	53,825			56,874

Total assets	$771,487			$721,864

Interest-earning liabilities:
NOW accounts	$100,643	$172	0.23	$89,923	$118	0.18
Money market accounts	127,385	763	0.80	128,373	620	0.65
Savings accounts	125,827	219	0.23	125,773	140	0.15
Certificates of deposit	148,482	1,696	1.53	146,059	1,335	1.22

Total interest-bearing deposits	502,337	2,850	0.76	490,128	2,213	0.60

Escrow accounts	8,312	77	1.24	8,011	74	1.24
Federal Home Loan Bank advances	29,853	516	2.31	4,750	31	0.87
Subordinated debt	5,155	157	4.07	5,155	122	3.16

Total interest-bearing liabilities	545,657	3,600	0.88	508,044	2,440	0.64

Non-interest-bearing deposits	161,142			150,410
Other non-interest-bearing liabilities	9,431			9,029

Total liabilities	716,230			667,483

Total stockholders’ equity	55,257			54,381

Total liabilities and stockholders’ equity	$771,487			$721,864

Net interest income		$20,889			$18,205

Net interest-earning assets	$172,005			$156,946

Interest rate spread			3.68%			3.51%
Net interest margin			3.89%			3.66%
Average interest-earning assets to average interest-bearing liabilities	131.52%			130.89%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30, 2018 Compared to Three Months Ended			Nine Months Ended September 30, 2018 Compared to Nine Months Ended
	September 30, 3017			September 30, 3017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Cash and due from banks	$(25)	$5	$(20)	$(53)	$19	$(34)
Loans	1,184	909	2,093	2,601	1,374	3,975
Marketable securities	(73)	61	(12)	(220)	123	(97)
Total interest-earning assets	1,086	975	2,061	2,328	1,516	3,844

Interest expense:
Deposits	41	286	327	36	601	637
Escrow accounts	1	-	1	3	-	3
Federal Home Loan Bank advances	105	147	252	245	240	485
Subordinated debt	-	14	14	-	35	35
Total interest-bearing liabilities	147	447	594	284	876	1,160
Net increase (decrease) in net interest income	$939	$528	$1,467	$2,044	$640	$2,684

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Net income decreased by $658,000, or 25.1%, to $2.0 million for the three months ended September 30, 2018 from $2.6 million for the three months ended September 30, 2017. The decrease was primarily due to a $1.9 million decrease in non-interest income, a $463,000 increase in non-interest expense, and a $300,000 increase in the provision for loan losses, offset by a $1.5 million increase in net interest income and a $488,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $1.4 million, or 23.4%, to $7.7 million for the three months ended September 30, 2018 compared to $6.3 million for the three months ended September 30, 2017. The increase reflected a $19.0 million increase in the average balance of net interest-earning assets to $186.0 million for the three months ended September 30, 2018 from $167.0 million for the three months ended September 30, 2017, combined with a 33 basis point increase in the interest rate spread to 3.85% for the three months ended September 30, 2018 from 3.52% for the three months ended September 30, 2017. The net interest margin increased 42 basis points to 4.10% for the three months ended September 30, 2018 from 3.68% for the three months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $2.1 million, or 29.1%, to $9.2 million for the three months ended September 30, 2018, from $7.1 million for the three months ended September 30, 2017. The increase primarily reflected a $73.0 million increase in the average balance of interest-earning assets and a 68 basis point increase in the average yield to 4.85% for the three months ended September 30, 2018 from 4.17% for the three months ended September 30, 2017. The increased yield reflected an increase in market interest rates.

Interest income on loans increased $2.1 million primarily due to a $93.9 million increase in the average balance of loans to $640.5 million for the three months ended September 30, 2018 from $546.6 million for the three months ended September 30, 2017, and a 61 basis point increase in the average yield to 5.31% for the three months ended September 30, 2018 from 4.70% for the three months ended September 30, 2017. Interest income on loans also increased due to the payoff in the third quarter of 2018 of three commercial loans totaling $2.2 million, which were on non-accrual status, resulting in recognized interest of $603,000.

Interest income on securities decreased $12,000, or 2.0%, to $578,000 primarily due to a $14.0 million decrease in the average balance of securities to $106.3 million for the three months ended September 30, 2018 from $120.3 million for the three months ended September 30, 2017, offset in part by a 21 basis point increase in the average yield to 2.16% for the three months ended September 30, 2018 from 1.95% for the three months ended September 30, 2017. The decrease in the average balance of securities reflects Rhinebeck Bank’s strategy to improve the overall yield on interest-earning assets by decreasing the level of its securities portfolio while simultaneously increasing its loans-to-assets ratio.

Interest Expense. Interest expense increased $594,000, or 71.7%, to $1.4 million for the three months ended September 30, 2018 from $829,000 for the three months ended September 30, 2017. The increase primarily reflects a $54.1 million increase in the average balance of interest-bearing liabilities and a 35 basis point increase in the average cost to 1.00% for the three months ended September 30, 2018 from 0.65% for the three months ended September 30, 2017. The increase in the cost of funds reflects an increase in market interest rates.

Interest expense on non-escrow interest-bearing deposits increased $328,000, or 41.8%, primarily due to a $15.4 million increase in the average balance of deposits to $507.2 million for the three months ended September 30, 2018 from $491.8 million for the three months ended September 30, 2017, combined with a 23 basis point increase in the average rate paid on interest-bearing deposits to 0.84% for the three months ended September 30, 2018 from 0.61% for the same period in the prior year.

Interest expense on Federal Home Loan Bank advances increased $251,000, primarily due to a $38.1 million increase in the average balance of Federal Home Loan Bank advances to $39.1 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017, and a 101 basis point increase in the average cost of Federal Home Loan Bank advances to 2.57% for the three months ended September 30, 2018 from 1.56% for the three months ended September 30, 2017. Rhinebeck Bank added higher cost borrowings to fund loan growth that exceeded deposit growth.

Provision for Loan Losses. We recorded a provision for loan losses of $525,000 for the three months ended September 30, 2018 compared to $225,000 for the three months ended September 30, 2017. The increase in the provision reflected management’s assessment of the loss inherent in our loan portfolio due in part to the growth of the indirect automobile, commercial real estate and commercial business loan portfolios, offset by decreases in charge-offs and non-performing loans. Net charge-offs decreased $146,000 from $300,000 for the three months ended September 30, 2017 to $154,000 for the three months ended September 30, 2018.

Non-Interest Income. Non-interest income decreased $1.8 million, or 55.3%, to $1.5 million for the three months ended September 30, 2018 from $3.3 million for the three months ended September 30, 2017. The decrease was primarily due to the recognition of a $1.7 million net gain on the sale of our insurance subsidiary in August 2017 and a $283,000 decrease in insurance-related income resulting from the sale of the insurance subsidiary. These decreases were offset in part by a $171,000 increase in service charges on deposit accounts and a $43,000 increase in investment advisory income. The increase in service charges on deposit accounts reflected a new deposit fee structure that was implemented in May 2018. The increase in investment advisory income reflected more income from annuities and mutual funds.

Non-Interest Expense. Non-interest expense increased $463,000, or 7.7%, to $6.5 million for the three months ended September 30, 2018. The increase was due primarily to an increase of $314,000 in salaries and employee benefits, which reflected the increased number of employees necessary to support Rhinebeck Bank’s growth, a $47,000 increase in insurance mostly due to a higher FDIC assessment rate, a $30,000 increase in accounting and auditing services, a $25,000 increase in OREO expenses due to efforts to sell our properties, and a general increase in net expenses of $79,000 mainly due to growth-related IT and office supply increases. These expense increases were offset by a $90,000 reduction in consolidated expenses resulting from the sale of our insurance subsidiary in August 2017.

Income Tax Expense. Income tax expense decreased $488,000, or 64.7%, to $266,000 for the three months ended September 30, 2018 from $754,000 for the three months ended September 30, 2017. The decrease resulted primarily from lower pre-tax income combined with the lower effective federal corporate tax rate under the Tax Cuts and Jobs Act, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Additionally, the decrease in income tax expense for the three months ended September 30, 2018 reflected the benefit of tax planning implemented in 2018.   Such strategies, which included additional pension payments made in 2018 and a repairs and maintenance study that allowed Rhinebeck Bancorp, MHC to take tax deductions at a 34% rate for 2017 compared to a 21% rate in 2018 and thereafter. The benefit of such strategies was reflected in the quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General. Net income decreased by $1.0 million, or 25.4%, to $3.2 million for the nine months ended September 30, 2018 from $4.2 million for the nine months ended September 30, 2017. The decrease was primarily due to a $3.4 million decrease in non-interest income, a $390,000 increase in non-interest expense and a $900,000 increase in the provision for loan losses, offset by a $2.7 million increase in net interest income and a $926,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $2.7 million, or 14.7%, to $20.9 million for the nine months ended September 30, 2018 compared to $18.2 million for the nine months ended September 30, 2017. The increase reflected a $15.1 million increase in the average balance of net interest-earning assets to $172.0 million for the nine months ended September 30, 2018 from $156.9 million for the nine months ended September 30, 2017, and a 17 basis point increase in the interest rate spread to 3.68% for the nine months ended September 30, 2018 from 3.51% for the nine months ended September 30, 2017. The net interest margin increased 23 basis points to 3.89% for the nine months ended September 30, 2018 from 3.66% for the nine months ended September 30, 2017.

Interest and Dividend Income. Interest and dividend income increased $3.9 million, or 18.6%, to $24.5 million for the nine months ended September 30, 2018, from $20.6 million for the nine months ended September 30, 2017. The increase primarily reflected a $52.7 million increase in the average balance of interest-earning assets, and a 41 basis point increase in the average yield to 4.56% for the nine months ended September 30, 2018 from 4.15% for the nine months ended September 30, 2017. The increased yield reflected an increase in market interest rates.

Interest income on loans increased $4.0 million primarily due to a $71.8 million increase in the average balance of loans to $606.6 million for the nine months ended September 30, 2018 from $534.8 million for the nine months ended September 30, 2017 and a 33 basis point increase in the average yield to 5.01% for the nine months ended September 30, 2018 from 4.68% for the nine months ended September 30, 2017. Interest income on loans also increased due to the payoff in the third quarter of 2018 of three commercial loans totaling $2.2 million, which were on non-accrual status, resulting in recognized interest of $603,000.

Interest income on securities decreased $97,000 primarily due to a $14.2 million decrease in the average balance of securities to $109.8 million for the nine months ended September 30, 2018 from $124.0 million for the nine months ended September 30, 2017, offset in part by a 14 basis point increase in the average yield to 2.14% for the nine months ended September 30, 2018 from 2.00% for the nine months ended September 30, 2017. The decrease in the average balance of securities reflects Rhinebeck Bank’s strategy to improve the overall yield on interest-earning assets by decreasing the level of its securities portfolio while simultaneously increasing its loans-to-assets ratio.

Interest Expense. Interest expense increased $1.2 million, or 47.5%, to $3.6 million for the nine months ended September 30, 2018 from $2.4 million for the nine months ended September 30, 2017. The increase primarily reflected a $37.6 million increase in the average balance of interest-bearing liabilities and a 24 basis point increase in the average cost to 0.88% for the nine months ended September 30, 2018 from 0.64% for the nine months ended September 30, 2017. The increase in the cost of funds reflects an increase in market interest rates.

Interest expense on non-escrow interest-bearing deposits increased $637,000, or 28.8%, primarily due to a $12.2 million increase in the average balance of deposits to $502.3 million for the nine months ended September 30, 2018 from $490.1 million for the nine months ended September 30, 2017, and a 16 basis point increase in the average rate paid on interest-bearing deposits to 0.76% for the nine months ended September 30, 2018 from 0.60% for the same period in the prior year.

Interest expense on Federal Home Loan Bank advances increased $485,000, primarily due to a $25.1 million increase in the average balance of Federal Home Loan Bank advances to $29.9 million for the nine months ended September 30, 2018 from $4.8 million for the nine months ended September 30, 2017, and a 144 basis point increase in the average cost of Federal Home Loan Bank advances to 2.31% for the nine months ended September 30, 2018 from 0.87% for the nine months ended September 30, 2017. Rhinebeck Bank added higher cost borrowings to fund loan growth that exceeded deposit growth.

Provision for Loan Losses. We recorded a provision for loan losses of $1.6 million for the nine months ended September 30, 2018 compared to $675,000 for the nine months ended September 30, 2017. The increase in the provision reflected management’s assessment of the loss inherent in our loan portfolio combined with the growth of the indirect automobile, commercial real estate and commercial business loan portfolios, offset by decreases in charge-offs and non-performing assets. Net charge-offs decreased $427,000 to $722,000 for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017.

Non-Interest Income. Non-interest income decreased $3.4 million, or 48.3%, to $3.6 million for the nine months ended September 30, 2018 from $7.0 million for the nine months ended September 30, 2017. The decrease was due primarily to the recognition of a $1.7 million gain on the sale of our insurance subsidiary in August 2017, a $1.4 million decrease in insurance-related income resulting from the sale of the insurance subsidiary, and to a $387,000 write down of a foreclosed residential real estate property. These decreases were offset in part by a $231,000 increase in service charges on deposit accounts. The increase in service charges on deposit accounts reflected a new deposit fee structure that was implemented in May 2018.

Non-Interest Expense. Non-interest expense increased $390,000, or 2.1%, to $19.2 million for the nine months ended September 30, 2018. The increase was due primarily to a $253,000 increase in salaries and employee benefits due to the increased number of employees necessary to support Rhinebeck Bank’s growth, a $95,000 impairment charge for goodwill related to the valuation of Rhinebeck Asset Management and a $72,000 increase in advertising expense associated with a greater focus on marketing. These increases were offset by the sale of our insurance subsidiary in August 2017, which resulted in no insurance sales commissions being paid during the nine months ended September 30, 2018 compared to $217,000 in sales commissions paid during the nine months ended September 30, 2017.

Income Tax Expense. Income tax expense decreased $926,000, or 63.0%, to $545,000 for the nine months ended September 30, 2018 from $1.5 million for the nine months ended September 30, 2017. The decrease resulted from lower pre-tax income combined with the lower effective federal corporate tax rate under the Tax Cuts and Jobs Act. Additionally, the decrease in income tax expense for the nine months ended September 30, 2018 reflected the benefit of tax planning strategies implemented in 2018 as previously described. The benefit of such strategies was reflected in the nine-month period.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the board of directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes initial responsibility for reviewing the asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes with the ALCO. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Portfolio Value Simulation. We analyze our sensitivity to changes in interest rates through a net portfolio value of equity (“NPV”) model. NPV represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The NPV ratio represents the dollar amount of our NPV divided by the present value of our total assets for a given interest rate scenario. NPV attempts to quantify our economic value using a discounted cash flow methodology while the NPV ratio reflects that value as a form of capital ratio. We estimate what our NPV would be at a specific date. We then calculate what the NPV would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate NPV under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our NPV that would result from changes in market interest rates at September 30, 2018. All estimated changes presented in the table are within the policy limits approved by our board of directors.

	NPV			Net Portfolio Value As Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
400	$88,071	(15,721)	-18%	11.85%	-7%
300	92,239	(11,553)	-13%	12.15%	-5%
200	96,311	(7,481)	-8%	12.42%	-3%
100	100,711	(3,081)	-3%	12.69%	-1%
0	103,792	-	0%	12.79%	0%
-100	98,129	(5,663)	-6%	11.84%	-7%

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Liquidity and Capital Resources

Liquidity. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales and maturities of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $12.6 million. Securities classified as available-for-sale, which provide an additional source of liquidity, totaled $102.4 million at September 30, 2018.

At September 30, 2018, we had the ability to borrow up to $146,006 from the Federal Home Loan Bank of New York, $53.6 million of which was outstanding. At September 30, 2018, we also had an available line of credit with the Federal Reserve Bank of New York’s discount window program of $1 million, none of which was outstanding at that date. Rhinebeck Bank, MHC has a $10 million line of credit with an unaffiliated bank, none of which was outstanding at September 30, 2018.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. If loan demand increases faster than expected, or any unforeseen demand or commitment occurs, we could access borrowings from the Federal Home Loan Bank of New York or the Federal Reserve Bank of New York.

At September 30, 2018, we had $5 million of loan commitments outstanding and $83.4 million of approved, but un-advanced, funds to borrowers. We also had $2.3 million in outstanding letters of credit at September 30, 2018.

Certificates of deposit due within one year of September 30, 2018 totaled $107.6 million. If these deposits do not remain with us, we will be required to access other sources of funds, including other certificates of deposit and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Rhinebeck Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227266))

3.2	Bylaws of Rhinebeck Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227266))

4.1	Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227266))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: December 21, 2018	/s/ Michael J. Quinn
Michael J. Quinn
President and Chief Executive Officer