Form 10-K
period 2018-12-31
Rhinebeck Bancorp, Inc.
filed 2019-03-29
CIK 1751783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
Commission File No. 001-38779

Rhinebeck Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	83-2117268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2 Jefferson Plaza, Poughkeepsie, New York	12601
(Address of Principal Executive Offices)	(Zip Code)
(845) 454-8555
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 1, 2019, there were 11,133,290 shares issued of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $0.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement, in connection with its 2019 annual meeting of stockholders, to be filed within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE
Rhinebeck Bancorp, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in August 2018 to serve as the subsidiary stock holding company for Rhinebeck Bank upon the reorganization of Rhinebeck Bank into the mutual holding company structure. As of December 31, 2018, the reorganization had not been completed. It was completed effective January 16, 2019. As of December 31, 2018, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited consolidated financial statements, and other financial information, contained in this annual report on Form 10-K relates solely to Rhinebeck Bancorp, MHC and Rhinebeck Bank.
Forward Looking Statements
This annual report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
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

ii

•
our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”
iii

PART I
Item 1.
Business

Rhinebeck Bancorp, MHC
Rhinebeck Bancorp, MHC (the “Company”) is a mutual holding company that, following the corporate reorganization and stock offering completed on January 16, 2019, currently owns a majority of the outstanding common stock of Rhinebeck Bancorp, Inc. At December 31, 2018 Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank was its wholly-owned subsidiary. Rhinebeck Bancorp, MHC is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank at the year ended December 31, 2018.
At December 31, 2018, the Company had consolidated total assets of  $882.4 million, total deposits of $684.4 million and stockholder’s equity of  $59.3 million. Executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.
Rhinebeck Bancorp, Inc.
Rhinebeck Bancorp, Inc., (NASDAQ: RBKB) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, Rhinebeck Bancorp, Inc., became the holding company for the Bank, when it closed its stock offering in connection with the completion of the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. Rhinebeck Bancorp, Inc. sold 4,787,315 shares of common stock at a price of  $10.00 per share, for net proceeds of  $46.1 million, and issued 6,345,975 shares to the Company in exchange for certain assets of the Company (including all of the stock of its subsidiary trust and associated subordinated debentures) and its interest in the Bank. As of December 31, 2018, Rhinebeck Bancorp, Inc. has engaged in organizational activities only. Rhinebeck Bancorp, Inc.’s primary business activity is to own a majority of the outstanding shares of capital stock of Rhinebeck Bank and service its obligations on its outstanding subordinated debentures. Rhinebeck Bancorp, Inc. is regulated by the Federal Reserve Board and the NYSDFS.
As a result of the completed minority stock offering, Rhinebeck Bancorp, Inc. files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as Rhinebeck Bancorp, Inc. that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.Rhinebeckbank.com), on the “Investor Relations” page, without charge from Rhinebeck Bancorp, Inc.
Rhinebeck Bank
Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. Rhinebeck Bank reorganized into the mutual holding company form of organization in 2004 by becoming a wholly-owned subsidiary of Rhinebeck Bancorp, MHC and converting to a stock savings bank as part of the reorganization. The Bank provides a full range of banking and financial services to consumer and commercial customers through its 11 branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including, investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). The Bank’s primary business activity is accepting deposits from the general public and using those funds, primarily to originate indirect automobile loans (automobile loans referred to us by automobile dealerships), commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and one- to four-family residential real estate loans, and to purchase investment securities. The Bank is subject to regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

Market Area
Our primary market area encompasses Dutchess, Orange and Ulster Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices are located in these three counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We recently opened a representative office in Albany County to originate indirect automobile loans. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.
Based on published statistics, the U.S. unemployment rate and the New York State unemployment rate were both 3.9% as of December 31, 2018. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 3.1%; Orange County, 3.3%, Ulster County, 3.4% and Albany County, 3.2%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2018, the Hudson Valley’s private sector job growth increased by 1.0% with the region’s private sector job count reaching the highest December employment count on record. Based on published statistics, median household income for 2017 (the latest date for which information was available) was $75,585 in Dutchess County, $75,146 in Orange County and $61,652 in Ulster County, $62,293 in Albany County, compared to $57,652 in the U.S. and $62,765 in New York State as a whole. Based on published statistics, the 2017 population was 295,568 in Dutchess County, 382,226 in Orange County, 179,417 in Ulster County and 309,612 in Albany County.
Competition
We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on Federal Deposit Insurance Corporation data, at June 30, 2018 (the latest date for which information is available), we had 9.65% of the FDIC-insured deposit market share in Dutchess County among the 16 institutions with offices in the county, 1.66% of the FDIC-insured deposit market share in Ulster County among the 19 institutions with offices in the county, and 0.09% of the FDIC-insured deposit market share in Orange County among the 24 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks had a significant presence.
Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, specialty finance firms and financial technology companies.
We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.
We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking businesses. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. We do not rely on any individual, group, or entity for a material portion of our deposits.

Lending Activities
General.
Loans are our primary interest-earning asset. At December 31, 2018, net loans represented 76.9% of our total assets.
Loan Portfolio Composition.
The following table sets forth the composition of the loan portfolio at the dates indicated.
	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$43,534	6.43%	$43,300	7.65%	$40,382	7.86%	$35,427	7.52%	$34,937	7.19%
Commercial Real Estate Loans:
Non-residential	197,499	29.17%	192,469	33.98%	171,563	33.39%	152,036	32.28%	162,440	33.45%
Multi-family	12,661	1.87%	13,103	2.31%	6,788	1.32%	6,939	1.47%	5,380	1.11%
Construction(3)	12,870	1.90%	5,621	0.99%	13,420	2.61%	7,442	1.58%	4,253	0.87%
Total	223,030	32.94%	211,193	37.28%	191,771	37.32%	166,417	35.33%	172,073	35.43%
Commercial Loans:	83,203	12.29%	67,650	11.95%	56,871	11.07%	50,305	10.68%	46,082	9.49%
Consumer Loans:
Indirect automobile	297,144	43.89%	214,823	37.93%	195,343	38.02%	188,856	40.09%	201,139	41.41%
Home equity	19,269	2.85%	19,452	3.44%	20,798	4.05%	22,600	4.80%	24,310	5.01%
Other consumer	10,826	1.60%	9,929	1.75%	8,615	1.68%	7,442	1.58%	7,129	1.47%
Total	327,239	48.34%	244,204	43.12%	224,756	43.75%	218,898	46.47%	232,578	47.89%
Total loans receivable, gross	677,006	100.00%	566,347	100.00%	513,780	100.00%	471,047	100.00%	485,670	100.00%
Less: net deferred loan origination fees	8,042		5,288		4,690		4,745		5,703
Less: allowance for loan losses	(6,646)		(5,457)		(5,876)		(5,410)		(5,785)
Loans receivable, net	$678,402		$566,178		$512,594		$470,382		$485,588

(1)
Includes in amounts disclosed for residential real estate loans the amount of residential construction loans totaling $4.6 million, $3.0 million, $5.1, $4.9 million and $3.2 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Includes loans held for sale totaling $888,000, $2.1 million, $482,000, $112,000 and $628,000 at December 31, 2018, 2017, 2016, 2015 and 2014 respectively.

(3)
Represents the amounts distributed at the dates indicated.

Loan Portfolio Maturities.   The following tables set forth certain information at December 31, 2018 and 2017 regarding the dollar amount of loans that will mature in the given period. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2018
	Residential Real Estate Loans	Commercial Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$4,583	$15,285	$33,370	$4,703	$57,941
More than one year through two years	21	6,434	4,869	13,924	25,248
More than two years through three years	64	170	7,096	30,278	37,608
More than three years through five years	549	13,035	23,412	140,094	177,090
More than five years through ten years	4,650	33,751	13,070	120,882	172,353
More than ten years through 15 years	5,865	40,442	809	5,738	52,854
More than 15 years	27,802	113,913	577	11,620	153,912
Total	$43,534	$223,030	$83,203	$327,239	$677,006

	At December 31, 2017
	Residential Real Estate Loans	Commercial Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$2,983	$12,263	$28,860	$5,140	$49,246
More than one year through two years	13	1,396	4,946	15,670	22,025
More than two years through three years	38	3,238	5,764	27,058	36,098
More than three years through five years	88	7,568	16,561	103,627	127,844
More than five years through ten years	4,256	37,496	9,837	75,058	126,647
More than ten years through 15 years	7,038	43,470	1,083	5,277	56,868
More than 15 years	28,884	105,762	599	12,374	147,619
Total	$43,300	$211,193	$67,650	$244,204	$566,347

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019. The amounts shown below exclude unearned loan origination fees.
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate loans	$21,646	$17,305	$38,951
Commercial real estate loans	25,468	182,277	207,745
Commercial loans	34,184	15,649	49,833
Consumer loans	304,044	18,492	322,536
Total	$385,342	$233,723	$619,065

Indirect Automobile Loans.
We have been in the business of providing indirect financing of automobile purchases since 1999. At December 31, 2018, indirect automobile loans totaled $297.1 million, or 43.9% of our total loan portfolio. We acquire our indirect automobile loans from 79 automobile dealerships located in the Hudson Valley region and 47 dealers located in the Albany area, either under an arrangement where the dealer receives a flat fee for referring the loan to us or receives a portion of the finance charge which is known as dealer participation or dealer reserve. We typically pay 70% of the reserve to the dealer at the time of loan closing and retain the remainder to cover potential future repayments. 47.0% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2018 was for the purchase of new vehicles and the remainder (53.0%) was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2018 was five years and eight months.
Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected. Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to “force place” insurance coverage (supplemental insurance taken out by Rhinebeck Bank) if the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each borrower will maintain physical damage insurance for a financed vehicle during the entire term of an automobile loan. Vendors Single Interest Insurance, which is included on every automobile loan originated, protects the Bank against losses for physical damage to repossessed autos.
Each dealer submits loan applications directly to us, and the borrower’s creditworthiness is the most important criterion we use in determining whether to approve the loan. Each credit application generally requires that the borrower provide current information regarding their employment history, indebtedness, and other factors that bear on creditworthiness. We also obtain a credit report from a major credit reporting agency summarizing the borrower’s credit history and paying habits, including such items as open accounts, delinquent payments, bankruptcies, repossessions, lawsuits and judgments.
Each borrower’s credit score is the principal factor we use in determining the appropriate interest rate on a loan. Our underwriting procedures evaluate the credit information relative to the value of the vehicle to be financed. At times, our underwriters may also verify a borrower’s employment income and/or residency and where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered and approved. We basically follow the same underwriting guidelines in originating direct automobile loans.
We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts (amounts in addition to the sales price are collectively referred to as the “additional vehicle costs”). In addition, we also may finance the negative equity related to the vehicle traded in by the borrower in connection with a prior financing. Accordingly, the amount we finance may exceed, depending on the borrower’s credit score, in the case of new vehicles, the aggregate of the dealer’s invoice price of the financed vehicle and the additional vehicle costs, or in the case of a used vehicle, the aggregate of the vehicle’s value and the additional vehicle costs. The maximum amount that can be borrowed for an automobile loan by borrowers with our lowest risk rating generally may not exceed 135% of the full sales price of a new vehicle, or the vehicle’s “wholesale” value in the case of a used vehicle. The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars. We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures.
At December 31, 2018, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $31.3 million, or 10.5% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.
Commercial Real Estate Loans.
At December 31, 2018, commercial real estate loans were $223.0 million, or 32.9%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2018, $97.3 million of our commercial real estate portfolio was owner-occupied real estate and $125.7 million was secured by income producing, non-owner occupied real estate. At December 31, 2018, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We had $5.0 million of such loans at December 31, 2018.
We originate a variety of commercial real estate loans with terms and amortization periods generally up to 25 years, for large newly constructed commercial developments, including retail plazas and up to 20 years for almost all other commercial properties. The interest rate on commercial real estate loans is generally adjustable and based on a margin over an index, typically The Wall Street Journal Prime Rate or the U.S. Constant Maturity Treasury Rate. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.
In underwriting commercial real estate loans, we consider a number of factors, including the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum of 1.25x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Where appropriate, we also require corporate guarantees and/or personal guarantees. We monitor borrowers’ and guarantors’ financial information on an ongoing basis by requiring periodic financial statement updates.
At December 31, 2018, our largest commercial real estate loan had an outstanding balance of $5.2 million and was secured by a senior housing facility located in Hawthorne, New York. At December 31, 2018, this loan was performing according to its original terms.
Commercial Business Loans.
We originate commercial business loans and lines of credit to a variety of small- and medium- sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit businesses. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2018, commercial business loans were $83.2 million, or 12.3% of our total loan portfolio. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.
Our commercial business loans include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable interest rates are based on a margin over an index we select, typically The Wall Street Journal Prime Rate or the U.S. Constant Maturity Treasury Rate. Commercial business loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type of collateral and our reliance primarily on the success of a borrower’s business for the repayment of the loan.
When making commercial business loans, we consider the financial history of the borrower, our lending experience with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, and the value of the collateral, such as accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial business loans are made in amounts up to 90% of the value of the collateral securing the loan. We require commercial business loans extended to closely held businesses to be guaranteed by the principals, as well as other appropriate guarantors, when personal assets are in joint names or a principal’s net worth is not sufficient to support the loan.
Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital (which limit will increase to 20% by the end of 2019). We also monitor industry and customer concentrations. At December 31, 2018, our leverage loans totaled $6.9 million, all of which were performing in accordance with their contractual terms.
At December 31, 2018, our largest commercial business loan had an outstanding balance of $2.7 million and was secured by accounts receivable and inventory. At December 31, 2018, this loan was performing according to its original terms.
Residential Mortgage Loans.
Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2018, one- to four-family residential real estate loans totaled $43.5 million, or 6.4% of our total loan portfolio, and consisted of  $26.2 million of fixed-rate loans and $17.3 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case by case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.
We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. The one- to four-family residential mortgage loans that we originate are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” Loans to be sold to other approved investors or secondary market sources are underwritten to their specific requirements. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. To a lesser extent, we also originate loans above the conforming limits, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans.
Generally, we sell all of fixed-rate residential mortgage loans that we originate to reduce our interest rate risk exposure and generate fee income. The majority of mortgage loans we originate are sold to Freddie Mac on a servicing rights retained basis. We also originate State of New York Mortgage Agency (“SONYMA”) loans, which are sold on a servicing released basis. We may retain in our portfolio certain high quality fixed-rate mortgages with terms up to 30 years if we believe the interest rates on the mortgages are favorable or acceptable relative to market interest rates. We sold $38.8 million and $37.4 million of fixed-rate residential mortgages during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, we serviced $255.9 million of one- to four-family residential mortgage loans for others. We generated $572,000 and $542,000 in loan servicing fee income during the years ended December 31, 2018 and 2017, respectively.
We will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 70% to 80% of the appraised value, depending on the size of the loan. Our conforming mortgage loans may be for up to 97% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Freddie Mac or Fannie Mae. We maintain wholesale broker relationships that give us a wider range of products to better serve our existing customers and to attract new customers for our mortgage loan products. These wholesale relationships provide us access to government-backed loan programs such as Federal Housing Administration and Department of Veterans Affairs financing.
We generally do not offer “interest only” mortgage loans on one- to four-family residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2018, residential construction loans totaled $4.6 million, or 10.5% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.
Our residential land and acquisition loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a fixed rate based on an index rate, plus a margin. Our construction-to-permanent loans are generally structured as interest-only, one-year, fixed-rate loans during the construction phase. Construction loan-to-value ratios for one- to four-family residential properties generally will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less, during the construction phase of the mortgage. Once the construction project is satisfactorily completed, we provide permanent financing or sell the permanent mortgage to an investor like Freddie Mac.
Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.
Other Consumer Loans.
We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of home equity loans, lines of credit and automobile loans. At December 31, 2018, $19.3 million of our consumer loans were home equity loans and lines of credit, and $9.1 million of our consumer loans were direct automobile loans.
Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity loans and lines of credit of up to $150,000, with a maximum loan-to-value ratio of 80% (including any first lien position) and terms of up to 20 years. Home equity lines of credit have adjustable rates of interest that are based on the prime interest rate published in The Wall Street Journal, plus a margin, and reset monthly. Home equity lines of credit are secured by residential real estate in a first or second lien position.
The procedures for underwriting consumer loans include assessing the applicant’s payment history on other indebtedness, the applicant’s ability to meet existing obligations and payments on the proposed loan, and the loan-to-value ratio. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
Multi-Family Real Estate Loans.
At December 31, 2018, multi-family real estate loans totaled $12.7 million, or 1.9%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.
We will originate multi-family real estate loans with terms and amortization periods of up to 25 years. The interest rate on our multi-family real estate loans are generally adjustable based on a margin over an index. Multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.
In underwriting multi-family real estate loans, we consider a number of factors including the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum of 1.25x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Where appropriate, we also require corporate guarantees or personal guarantees. We monitor borrowers’ and guarantors’ financial information on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2018, our largest multi-family real estate loan had an outstanding balance of $3.2 million and was secured by an apartment complex located in Pleasant Valley, New York. At December 31, 2018, this loan was performing according to its original terms.
Commercial Construction and Land Development Loans.
We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2018, commercial construction and land development loans totaled $12.9 million, or 1.9% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $17.6 million at December 31, 2018.
Our construction and land development loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate or the U.S. Constant Maturity Treasury Rate plus a margin. We generally offer commercial construction loans with a loan-to-value ratio of up to 75% of the appraised value on a completed basis or the cost of completion, whichever is less. We offer financing to purchase land for development with a maximum loan-to-value ratio of 50%.
Before making a commitment to fund a commercial construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.
At December 31, 2018, our largest construction and land development loan was a multi-family construction project located in Saugerties, New York, and had an outstanding balance of  $4.0 million. At December 31, 2018, this loan was performing according to its original terms.
Loan Underwriting Risks
Indirect Automobile and Consumer Loans.
Indirect automobile and consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and any small remaining deficiency often does not warrant further substantial collection efforts against a borrower. Indirect automobile and consumer loan collections depend on a borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount we can recover on such loans.
Commercial and Multi-Family Real Estate Loans.
Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of a project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Direct costs may be required to rehabilitate or prepare the property to be marketed. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial or multi-family real estate loans can be unpredictable and substantial.
To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide financial statements on the business operations underlying the commercial and multi-family real estate loans on an ongoing basis. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require properties securing these real estate loans to have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. We obtain an environmental Phase 1 report for all loans over $1.0 million or when hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. We obtain an environment report on all commercial real estate properties. We will obtain a Phase 1 report if the initial environmental reports indicate that there may be an environmental issue on a property. We require indemnification from our commercial real estate borrowers and/or guarantors for potential exposure to environmental issues.
Commercial Business Loans.
Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans have higher risk because they are made typically on the basis of the borrower’s ability to repay a loan from the cash flows of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are underwritten and evaluated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment, or real estate. Commercial business loans to closely held businesses are also required to be personally guaranteed by the principal(s), as well as by other appropriate guarantors when personal assets are in joint names or if the principal’s net worth is insufficient by itself to support the loan. The availability of funds to repay commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.
Our Credit Administration Department is responsible for monitoring industry concentrations among commercial borrowers and for reporting the industries represented by commercial borrowers to senior management on at least an annual basis.
Adjustable Rate Loans.
Rising interest rates may require adjustable-rate loan borrowers to make higher monthly payments that could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate loans make our assets more responsive to changes in market interest rates, the extent of this interest rate sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans.
Construction Loans.
Construction lending involves additional risks when compared to permanent residential or commercial lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the lender or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.
Our ability to originate construction loans is dependent on the strength of the housing and commercial markets in our region. We focus our loan underwriting on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.
Loan Originations and Sales
Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, automobile dealerships, referrals from customers, and brokers.
Generally, we attempt to sell all of our fixed-rate residential mortgages upon origination, to limit our interest rate risk exposure and generate fee income. Mortgage loans are generally sold to Freddie Mac on a servicing rights retained basis; however, we may sell mortgages on a servicing released basis to maximize profitability and protect us from risk. We sold $38.8 million of fixed-rate residential mortgages during the year ended December 31, 2018. At December 31, 2018, we serviced $255.9 million of one- to four-family residential real estate loans for others and generated $572,000 in loan servicing fee income during the year ended December 31, 2018.
Loan Approval Procedures and Authority.
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience and the type of loan. Our policies also limit the aggregate loans to one entity that an individual officer may approve, up to prescribed limits, depending on the officer’s experience. Loan officers are not allowed to approve loans they have originated.
Loans in excess of individual officers’ lending limits require approval of our Credit Committee, which is comprised of our President and Chief Executive Officer, Chief Credit Officer, Senior Vice President-Commercial Lending Director, Senior Vice President-Commercial Lending Team Leader, Vice President-Credit Administration, and other lending officers appointed from time to time. The Credit Committee can approve individual loans of up to prescribed limits, depending on the type of loan. Officers that sit on the Credit Committee must abstain from voting on loans they have originated.
Loans in excess of the Credit Committee’s loan approval authority require the approval of the Board of Directors. Loans in excess of our internal loans-to-one borrower limitation and certain loans that involve policy exceptions also must be authorized by the Board of Directors.
Loans-to-One Borrower.
Under New York banking law, our total loans or extensions of credit to a single borrower or group of related borrowers (“loans-to-one borrower”) cannot exceed, with specified exceptions, 15% of our capital stock, surplus fund and undivided profits. We may lend additional amounts up to 10% of our capital stock, surplus and undivided profits if the loans or extensions of credit are fully secured by readily-marketable collateral.
Pursuant to our internal policies, our internal loans-to-one borrower limitation is set at 25% of Tier 1 capital (excluding the capital attributable to our $5.0 million of outstanding trust preferred securities), of which no more than 10% can be lent on an unsecured basis. This general standard is further restricted as follows:

•
Commercial or Multi-Family Real Estate Loans. We will not lend more than 25% of capital to any one borrower, and no more than 15% of capital to any one project or property. We may consider on a case-by-case basis requests for loans of more than 15% of capital to any one project/property. In no event will we make a commercial or multi-family real estate loan in excess of 17.5% of capital to any one project or property.

•
Commercial Business Loans. We will not lend more than 15% of capital to any one borrower, with only 10% of capital lent on an unsecured basis under normal policy. Our Board of Directors may make exceptions to the 10% limit for unsecured credit for borrowers with strong credit profiles.

At December 31, 2018, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $18.6 million and $14.6 million, respectively. Both our regulatory and internal limits will increase following completion of the offering. We expect to increase our post-reorganization regulatory limit to $23.2 million and our internal limit to $17.6 million.
As of December 31, 2018, we had no loans that equaled or exceeded our internal loans-to-one borrower limit and no loans that equaled or exceeded our individual regulatory loan limit.
At December 31, 2018, our largest lending relationship consisted of 19 loans aggregating $14.2 million, which consisted of  $10.5 million secured by multiple commercial properties and $3.7 million secured by equipment, inventory and receivables. At December 31, 2018, each loan in this relationship was performing according to its original repayment terms.
Non-Performing Loans and Problem Assets
Performance of the loan portfolio is reviewed on a regular basis by Bank management. A number of factors regarding the borrower and loan, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.
When a loan, including a loan that is impaired, is classified as non-accrual, the accrual of interest on such a loan is discontinued. A loan is typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid accrued interest is fully reversed. Interest payments received on non-accrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Non-performing Loans.   At December 31, 2018, $5.7 million, or 0.84% of our total loans, were non-performing loans. The majority of these loans were commercial real estate loans and residential mortgage loans. Non-performing commercial real estate loans totaled $2.5 million at December 31, 2018. Non-performing residential mortgage loans totaled $2.2 million at December 31, 2018.
Other Real Estate Owned.   At December 31, 2018, the Company had $1.7 million of other real estate owned consisting of three properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.
Troubled Debt Restructurings.   The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for lease and loan losses.

The principal balance of troubled debt restructurings (“TDRs”) at December 31, 2018 was $1.8 million, comprised of two residential loans totaling $1.7 million and one home equity loan of  $98,000, all of which were on non-accrual. During the year ended December 31, 2018, two loans totaling $55,000 were removed from TDR status; one loan of  $37,000 was satisfied and $18,000 was charged off. TDRs at December 31, 2017 totaled $1.8 million and were also in non-accrual status.
Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$2,208	$2,100	$1,953	$2,024	$1,529
Commercial real estate loans	2,507	5,568	3,345	2,175	6,146
Commercial loans	297	1,238	1,854	693	725
Consumer loans	660	458	682	1,066	3,012
Total	$5,672	$9,364	$7,834	$5,958	$11,412
Real estate owned	1,685	2,234	2,683	2,996	4,928
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$7,357	$11,598	$10,517	$8,954	$16,340
Troubled debt restructurings (accruing):
Residential real estate loans	—	—	—	—	620
Commercial real estate loans	—	—	—	—	2,416
Commercial loans	—	—	—	—
Consumer loans	—	98	98	98	98
Total troubled debt restructurings (accruing)	—	98	98	98	3,134
Total troubled debt restructurings (accruing) and total non-performing assets	$7,357	$11,696	$10,615	$9,052	$19,474
Total non-performing loans to total loans	0.84%	1.65%	1.52%	1.26%	2.35%
Total non-performing loans to total assets	0.64%	1.26%	1.08%	0.89%	1.75%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.83%	1.58%	1.47%	1.35%	2.99%
For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $456,000. We did not recognize any interest on these loans for 2018.

Delinquencies.   The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as non-accrual loans.
	30 – 89 Days		90 Days or More		Total
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
At December 31, 2018
Residential real estate loans	8	$920	4	$531	12	$1,451
Commercial real estate loans	7	1,893	3	2,507	10	4,400
Commercial loans	4	207	1	4	5	211
Consumer loans	482	5,823	50	541	532	6,364
Total	501	$8,843	58	$3,583	559	$12,426
At December 31, 2017
Residential real estate loans	6	$872	5	$439	11	$1,311
Commercial real estate loans	12	3,616	7	5,569	19	9,184
Commercial loans	6	87	3	1,020	9	1,107
Consumer loans	491	5,817	48	435	539	6,252
Total	515	$10,392	63	$7,463	578	$17,854
At December 31, 2016
Residential real estate loans	4	$344	4	$1,953	8	$2,297
Commercial real estate loans	7	1,601	4	3,345	11	4,946
Commercial loans	1	50	5	1,296	6	1,346
Consumer loans	526	5,350	48	649	574	5,999
Total	538	$7,345	61	$7,243	599	$14,588

Classified Assets.    Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

The table below sets forth the classified assets at the dates indicated.
	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Special mention	$7,805	$3,610	$6,088
Substandard	6,163	10,546	8,636
Doubtful	2,948	2,767	3,247
Loss	—	—	—
Total	$16,916	$16,923	$17,971

At December 31, 2018, the Company classified $7.8 million of our assets as Special Mention, of which $6.8 million was commercial real estate loans, and $6.2 million as Substandard, of which $4.6 million were commercial real estate loans. $2.9 million was classified Doubtful or Loss of which $2.3 million was residential real estate. At December 31, 2017, we classified $3.6 million of our assets as Special Mention, of which $3.5 million were commercial real estate loans, and $10.5 million as Substandard, of which $7.3 million were commercial real estate loans. $2.8 million was classified as Doubtful of which $2.2 million was residential real estate.
The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.
Allowance for Lease and Loan Losses
Our allowance for lease and loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for lease and loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Our allowance for lease and loan losses consists of two elements: (1) an allocated allowance, which comprises allowances established on specific loans and class allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for lease and loan losses as of December 31, 2018 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.
In addition, the FDIC and the New York State Department of Financial Services, as an integral part of their examination process, periodically review our allowance for lease and loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for lease and loan losses for the periods indicated.
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$5,457	$5,876	$5,410	$5,784	$5,842
Provision for loan losses	2,100	900	1,200	150	2,400
Charge-offs:
Residential real estate loans	—	(78)	—	104	70
Commercial real estate loans	(303)	(16)	—	—	238
Commercial loans	(37)	(596)	(95)	42	28
Consumer loans	(1,673)	(1,724)	(1,853)	2,820	2,923
Total charge-offs	(2,013)	(2,414)	(1,948)	2,966	3,259
Recoveries:
Residential real estate loans	5	9	5	—	—
Commercial real estate loans	123	92	—	1,428	—
Commercial loans	122	2	243	10	9
Consumer loans	852	992	966	1,004	792
Total recoveries	1,102	1,095	1,214	2,441	801
Net charge-offs (recoveries)	(911)	(1,319)	(734)	525	2,458
Allowance for loan losses at end of period	$6,646	$5,457	$5,876	$5,410	$5,785
Allowance for loan losses to non-performing loans at end of period	117.17%	58.28%	75.01%	90.80%	50.69%
Allowance for loan losses to total loans outstanding at end of period	0.98%	0.96%	1.14%	1.15%	1.19%
Net charge-offs (recoveries) to average loans outstanding during period	0.15%	0.25%	0.15%	0.11%	0.51%
Allocation of Allowance for Lease and Loan Losses.   The following table sets forth the allowance for lease and loan losses allocated by loan category, the allocation of the allowance for loan losses by loan segment and the percent of loan balances by category at the dates indicated. The allowance for lease and loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$278	4.18%	6.43%	$455	8.34%	7.65%	$701	11.93%	7.86%
Commercial real estate loans	1,012	15.23	32.94	1,305	23.91	37.29	1,091	18.57	37.32
Commercial loans	1,455	21.89	12.29	879	16.11	11.94	775	13.19	11.07
Consumer loans	3,901	58.70	48.34	2,818	51.64	43.12	3,309	56.31	43.75
Total allowance	$6,646	100.00%	100.00%	$5,457	100.00%	100.00%	$5,876	100.00%	100.00%

	At December 31,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate loans	$885	16.36%	7.52%	$1,077	18.62%	7.19%
Commercial real estate loans	1,267	23.42	35.33	1,402	24.23	35.43
Commercial loans	351	6.49	10.68	390	6.74	9.49
Consumer loans	2,907	53.73	46.47	2,916	50.41	47.89
Total allowance	$5,410	100.00%	100.00%	$5,785	100.00%	100.00%

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. When a loan is placed on non-accrual status, unpaid interest previously credited to income is reversed. Interest received on non-accrual loans is applied against principal. Generally, residential and consumer loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest is no longer in doubt. Commercial loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest no longer is in doubt.
In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on non-accrual status, it could be subject to transfer to the other real estate owned (“OREO”) portfolio (comprised of properties acquired by or in lieu of foreclosure), upon which our credit administration department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be reduced, if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.
Fair values for determining the value of collateral are estimated from various sources, such as real estate appraisals, financial statements and from any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.
This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds and Small Business Investment Companies. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018. At December 31, 2018, our investment portfolio had a fair value of  $101.3 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, and municipal securities.
Our investment objectives are to maximize portfolio yield over the long term and manage our risk profile in a manner consistent with liquidity needs, pledging requirements, asset/liability strategies and safety and soundness concerns. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. Our Board of Directors has overall responsibility for the investment portfolio, including reviewing and evaluating our investment policy on an annual basis. The Investment Committee of the Board of Directors, consisting of four directors, meets at least three times annually to review our portfolio’s performance, quality and composition, and provides reports to the full Board of Directors at the next monthly meeting of the full board following the meeting of the Investment Committee. The Investment Committee also reviews and discusses policy changes prior to their presentation to the full board. Our management has the overall responsibility for implementing the investment policy and supervising our investment activities and performance. Management is also responsible for providing regular reports to the Investment Committee to allow for a complete consideration of the portfolio’s composition, cash flow characteristics, quality and risk profile. The President and CEO are responsible for the overall supervision of the investment activity. The Chief Financial Officer is responsible for the implementation of the Bank’s investment policy and strategy. The Controller is responsible for the accounting and reporting requirements of the policy.
A maximum of  $8.0 million in security purchases may be made in any one calendar week. Security sales are also limited to $8.0 million per week for sales relating to portfolio restructuring. These restrictions can be combined in a single week, thus allowing a total transaction amount of  $16.0 million. Federal funds transactions are not included in the limitation. There is no limit on security sales executed for the purpose of providing for the cash needs of the Bank. Any exceptions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Board.
Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities that are available-for-sale or held for trading are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities we hold are classified as available-for-sale.
FHLB Securities.   In addition, we hold FHLB common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no market for the common stock.
The aggregate fair value of our FHLB common stock as of December 31, 2018 was $1.9 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2018 with a par value that was equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and is necessary to support the balance of our advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB.
Evaluation of Securities Portfolio.   Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the past five years.

The following table sets forth the composition of our securities portfolio (excluding FHLB-NY common stock) at the dates indicated.
	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Municipal securities	$—	$—	$1,582	$1,596	$1,392	$1,395
Other	—	—	332	332	243	243
Total	—	—	1,914	1,928	1,635	1,638
Securities available-for-sale:
U.S. government and agency obligations	16,919	16,468	16,935	16,526	20,205	19,715
U.S. Treasury securities	3,036	2,971	3,048	3,001	12,132	12,056
Mortgage-backed securities – residential	82,965	80,216	93,858	91,389	106,705	104,823
Municipal securities	1,228	1,232	2,401	2,386	3,673	3,673
Other	425	425	—	—	—	—
Total	$104,573	$101,312	$116,242	$113,302	$142,715	$140,267

At December 31, 2018, we had no investments in a single issuer, other than securities issued by the U.S. government or agencies thereof, or U.S. government-sponsored enterprises, which had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government and agency obligations	$901	1.40%	$14,043	1.56%	$1,975	2.55%	$—	—	$16,919	$16,468	1.67%
U.S. Treasury securities	—	—	3,036	2.10%	—	—	—	—	3,036	2,971	2.10%
Mortgage-backed securities – residential	—	—	428	1.50%	17,746	2.56%	64,791	2.44%	82,965	80,216	2.46%
Municipal securities	320	5.15%	174	5.13%	—	—	734	2.97%	1,228	1,232	3.85%
Other	—	—	—	—	—	—	425	0.88%	425	425	0.88%
Total	$1,221	2.38%	$17,681	1.69%	$19,721	2.55%	$65,950	2.44%	$104,573	$101,312	2.33%

Sources of Funds
General.   Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for both individuals and businesses. We encourage commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2018, our deposits totaled $684.4 million.
Deposit balances are summarized as follows (in thousands):
	December 31, 2018	December 31, 2017	December 31, 2016
Noninterest bearing demand deposits	$171,829	$157,828	$150,593
Interest bearing accounts:
NOW	99,715	101,167	91,566
Savings	126,822	125,244	122,257
Money market	130,356	123,643	123,811
Time certificates of deposit	155,696	142,223	151,448
Total interest bearing accounts	512,589	492,277	489,082
Total deposits	$684,418	$650,105	$639,675

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, while generally not providing the highest rates in the market, and to periodically offer special rates to attract deposits of a specific type or term.
The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.
	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid	Average Balance	Percent	Average Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand accounts	$164,553	24.56%	0.00%	$153,059	23.87%	0.00%	$147,729	23.91%	0.00%
Interest-bearing demand accounts	100,039	14.93%	0.25%	90,800	14.16%	0.18%	82,299	13.32%	0.17%
Money market accounts	128,757	19.22%	0.89%	127,062	19.81%	0.65%	112,234	18.16%	0.59%
Savings accounts	126,404	18.87%	0.26%	125,685	19.60%	0.16%	120,059	19.43%	0.11%
Certificates of deposit	150,219	22.42%	1.58%	144,674	22.56%	1.23%	155,613	25.18%	1.21%
Total	$669,972	100.00%	0.61%	$641,280	100.00%	0.46%	$617,934	100.00%	0.46%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2018 and 2017. Jumbo certificates of deposit require minimum deposits of $100,000.
	For the Years Ended December 31,
Maturity Period	2018	2017
	(In thousands)
At December 31, 2018:
Three months or less	$24,237	$12,632
Over three through six months	20,324	7,708
Over six through twelve months	13,815	14,057
Over twelve months	24,929	39,062
Total	$83,305	$73,459

At December 31, 2018, $102.3 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.
Borrowings.   We borrow from the Federal Home Loan Bank of New York primarily to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances or loans on the security of such stock and first mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided we meet certain creditworthiness standards. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.
Our short-term borrowings consist of FHLB advances. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the years indicated.
	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Average balance outstanding during year	$36,455	$6,816	$1,495
Maximum outstanding at any month end	$64,409	$21,500	$15,000
Weighted average interest rate during period	2.44%	1.12%	0.60%
Balance outstanding at end year	$31,598	$14,900	$9,500
Weighted average interest rate at end of period	2.72%	1.53%	0.74%
At December 31, 2018, we had the ability to borrow $441.1 million under our credit facilities with the FHLB.
Subsidiaries
In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. All of the cash proceeds from the issuance of the junior subordinated debentures by the Company were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by the Company to the Trust was transferred to Rhinebeck Bancorp, Inc. At that time the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month LIBOR plus 2.00%. The interest rate on these securities at December 31, 2018 was 4.65%.
Rhinebeck Bank has one active wholly-owned subsidiary, Pleasant View Subdivision, LLC, and two inactive wholly-owned subsidiaries: Dutchess Golf Club, LLC and New Horizons Asset Management Group, LLC. Pleasant View Subdivision, LLC, a New York limited liability corporation, was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. At December 31, 2018, Pleasant View Subdivision, LLC had $611,000 in assets. Dutchess Golf Club, LLC, a New York limited liability corporation, was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold. New Horizons Asset Management Group, LLC was acquired in 2012. All of its business functions have been transferred to Rhinebeck Asset Management.
Personnel
As of December 31, 2018, we had 155 full-time employees and 11 part-time employees. No employees are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Emerging Growth Company Status
As an emerging growth company, Rhinebeck Bancorp, Inc. may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. Rhinebeck Bancorp, Inc. intends to take advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.
Accordingly, Rhinebeck Bancorp, Inc.’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

SUPERVISION AND REGULATION
General
As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. Rhinebeck Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Rhinebeck Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with regarding classifying of assets and establishing an adequate allowance for lease and loan losses for regulatory purposes.
As a New York-chartered mutual holding company, Rhinebeck Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, Rhinebeck Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. Rhinebeck Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below is a brief description of material regulatory requirements that are applicable to Rhinebeck Bancorp, Inc., Rhinebeck Bancorp, MHC and Rhinebeck Bank. The description is limited to certain material aspects of certain statutes and regulations that are addressed, and is not intended to be a complete list or description of such statutes and regulations and their effects on Rhinebeck Bancorp, Inc., Rhinebeck Bancorp, MHC and Rhinebeck Bank.
New York Banking Laws and Supervision
Supervision and Enforcement Authority.   Rhinebeck Bank, as a New York savings bank, is regulated and supervised by the NYSDFS. The NYSDFS is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any New York savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, upon finding that a savings bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to Rhinebeck Bank permit private individual and class action law suits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
The powers that New York-chartered savings banks can exercise under these laws include the following:
Lending Activities.   A New York-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, participation loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made according to applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Investment Activities.   In general, the Bank may invest in certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies thereof), certain types of corporate equity securities, and certain other assets. However, this investment authority is subject to restrictions under federal law. See “— Federal Bank Regulation — Investment Activities” for such federal restrictions.
Dividends.   Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, the approval of the NYSDFS is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments provided for under applicable law.
Loans to Directors and Executive Officers.    Under applicable NYSDFS regulations (which are substantially similar to applicable federal banking regulations), Rhinebeck Bank generally may not make a loan or other extension of credit to any of its executive officers or directors unless the loan or other extension of credit (1) is made on terms, including interest rate and collateral, that are not more favorable to the executive officer or director than those customarily offered by the Bank to persons who are not executive officers or directors and who are not employed by the Bank, and (2) does not involve more than the normal risk of repayment or present other unfavorable features. Depending on the size of the loan or other extension of credit, prior approval of the Bank’s Board of Directors (with the interested party, if a director, abstaining from participating directly or indirectly in the voting) may be required.
Federal Bank Regulation
Supervision and Enforcement Authority.    Rhinebeck Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation as the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.
The Bank must file reports with the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate Rhinebeck Bank’s safety and soundness and compliance with various regulatory requirements.
The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for lease and loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Capital Requirements.   Under Federal Deposit Insurance Corporation regulations, Rhinebeck Bank is subject to a comprehensive capital framework for U.S. banking organizations that was established in July 2013 (the Basel III capital rules), subject to phase-in periods for certain components and other provisions.
The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Rhinebeck Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 until fully implemented at 2.5% on January 1, 2019.
Regulatory relief legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A financial institution can elect to be subject to this new simplified capital requirement.
The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2018, Rhinebeck Bank exceeded each of its capital requirements.
Standards for Safety and Soundness.    As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities.   All state-chartered savings banks insured by the Federal Deposit Insurance Corporation are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by New York law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Prompt Corrective Regulatory Action.   Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2018, Rhinebeck Bank was classified as a “well capitalized” institution.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Transactions with Affiliates
Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation
Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) generally up to a maximum of  $250,000 per separately insured depositor and up to a maximum of  $250,000 for self-directed retirement accounts.
Under the FDIC’s risk-based assessment system, insured institutions were previously assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay FDIC assessments. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories and base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points.
The FDIC may adjust its risk-based assessment system in the future, except that no adjustment can be made without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.
All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature by year-end 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was 0.32 basis points of an institution’s total assets less tier 1 capital.
Privacy Regulations.   Federal Deposit Insurance Corporation regulations generally require that Rhinebeck Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Rhinebeck Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.
Community Reinvestment Act.    Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”
New York has its own statutory counterpart to the CRA, which is applicable to Rhinebeck Bank. New York law requires the NYSDFS to consider a bank’s record of performance under New York law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rhinebeck Bank’s most recent rating under New York law was “Satisfactory.”
Consumer Protection and Fair Lending Regulations.   Rhinebeck Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. New York’s Attorney General has vigorously enforced fair lending and other consumer protection laws. Federal laws also prohibit unfair, deceptive or abusive acts practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General.
Holding Company Regulation
Federal Holding Company Regulation.   Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. are registered as bank holding companies with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and subject to its regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Rhinebeck Bancorp, Inc. and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

Capital.   The Federal Reserve Board must establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Pursuant to recent federal regulatory relief legislation, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.
Dividends and Stock Repurchases.   A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Rhinebeck Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.
Waivers of Dividends by Rhinebeck Bancorp, MHC.   Rhinebeck Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Rhinebeck Bancorp, MHC, unless Rhinebeck Bancorp, MHC elects to waive the receipt of dividends. Rhinebeck Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Rhinebeck Bancorp, Inc., and current Federal Reserve Board policy prohibits any mutual holding company that is regulated as a bank holding company, such as Rhinebeck Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary holding company. Moreover, the Federal Reserve Board has issued an interim final rule applicable to federally-chartered mutual holding companies, stating that it will not object to dividend waivers under certain circumstances, provided (1) the mutual holding company’s members have approved the dividend waivers by a majority of eligible votes, (2) each officer or director of the mutual holding company and mid-tier stock holding company, and any tax-qualified or non-tax qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply waives the right to receive any dividends declared, or the dividend waivers are approved by a majority of the entire Board of Directors of the mutual holding company with any officer or director of the mutual holding company having any direct or indirect ownership interest in the common stock of the subsidiary mid-tier holding company abstaining from the board vote, and (3) any dividends waived by the mutual holding company are considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.
Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Rhinebeck Bancorp, MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Rhinebeck Bancorp, MHC will waive the receipt of any dividends declared by Rhinebeck Bancorp, Inc. Moreover, since Rhinebeck Bancorp, Inc. will sell only a minority of its shares to the public and will contribute the remaining shares to Rhinebeck Bancorp, MHC, Rhinebeck Bancorp, Inc. will raise significantly less capital than would have been the case if it sold all its shares to the public. As a result, paying dividends to Rhinebeck Bancorp, MHC — an entity that will not be paying for the shares of Rhinebeck Bancorp, Inc. common stock it receives in connection with the offering may be inequitable to public stockholders and not in their best financial interests. Therefore, unless

Federal Reserve Board regulations and policy change by allowing Rhinebeck Bancorp, MHC to waive the receipt of dividends declared by Rhinebeck Bancorp, Inc. without diluting minority stockholders, it is unlikely that Rhinebeck Bancorp, Inc. will pay any dividends.
Possible Conversion of Rhinebeck Bancorp, MHC to Stock Form.   In the future, Rhinebeck Bancorp, MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.” Any second-step conversion of Rhinebeck Bancorp, MHC would require the approval of the NYSDFS and the Federal Reserve Board.
Acquisition.   Federal laws and regulations provide that no company may acquire control of a bank holding company, such as Rhinebeck Bancorp, Inc., without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Rhinebeck Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
New York Holding Company Regulation.   Rhinebeck Bancorp, MHC is subject to regulation under New York banking law and, upon completion of the reorganization, Rhinebeck Bancorp, Inc. also will be subject to regulation under New York banking law. Among other requirements, Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.
Federal Securities Laws
Rhinebeck Bancorp, Inc.’s common stock was registered with the Securities and Exchange Commission after its offering. Rhinebeck Bancorp, Inc. will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Rhinebeck Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Rhinebeck Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Rhinebeck Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Rhinebeck Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks.
Emerging Growth Company Status.   Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Rhinebeck Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Rhinebeck Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).
The USA PATRIOT Act
The USA PATRIOT Act of 2001 gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Rhinebeck Bancorp, Inc. has policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Regulatory Enforcement Authority
Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders, and initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION
Federal Taxation
General.   The Company, Rhinebeck Bancorp, Inc. and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.
Tax Reform.   On December 22, 2017, the Tax Act was enacted, which among other changes included a reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the Company was required to re-measure, through income tax expense, the Company’s deferred tax assets and liabilities using the enacted rate at which the deferred items are expected to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense of $1.9 million for the year ended December 31, 2017.
Method of Accounting.   For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.
Minimum Tax.    As a result of the aforementioned tax reform, the alternative minimum tax rate is reduced from 20% to 0% for all tax years beginning after December 31, 2017. Alternative minimum tax credit carryforwards from prior tax years can be applied to reduce future taxable income and are refundable, subject to certain limitations. At December 31, 2018, Rhinebeck Bank had no alternative minimum tax credit carryforwards.
Net Operating Loss Carryovers.   Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 8 to Consolidated Financial Statements for additional information.
Capital Loss Carryovers.    Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, Rhinebeck Bank had no capital loss carryovers.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2018 no dividends had been paid by Rhinebeck Bank.
Audit of Tax Returns.   Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.
State Taxation
In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5%. An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over a six-year period. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for the Bank.

Item 1A.    Risk Factors
In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.
Risks Related to Our Business
Our automobile lending exposes us to increased credit risks.
At December 31, 2018, $297.1 million, or 43.9% of our total loan portfolio and 33.7% of our total assets, consisted of indirect automobile loans, which represents loans originated through automobile dealers for the purchase of new or used automobiles. We intend to continue to originate indirect automobile loans and to increase this type of lending. At that date, $9.1 million, or 1.3% of our total loan portfolio consisted of automobile loans that we originate directly. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. See “Item 1. Business — Loan Underwriting Risks.”
Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.
We intend to continue to originate commercial real estate and commercial business loans. At December 31, 2018, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $306.2 million, or 45.2% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”
Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
Our assets increased $140.3 million, or 18.9%, from $742.1 million at December 31, 2017 to $882.4 million at December 31, 2018, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.
Building market share through de novo branching may cause our expenses to increase faster than revenues.
We plan to continue to build market share by opening three new or de novo branches in Orange County, New York in the next three years. There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient level of depositors and borrowers to offset expenses. We cannot assure you that our new branches will be successful even after they have been established.
Our allowance for lease and loan losses may not be sufficient to cover actual loan losses.
We maintain an allowance for lease and loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for lease and loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for lease and loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for lease and loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Rhinebeck Bancorp, Inc. and Rhinebeck Bank for our first fiscal year beginning after December 15, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for lease and loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for lease and loan losses.
A deterioration in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.
While economic conditions in our primary market remain strong, deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•
demand for our products and services may decrease;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•
the value of our securities portfolio may decrease; and

•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Changes in interest rates may reduce our profits.
Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.
If interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income.
If interest rates rise, we expect that our net economic value of equity would decrease. Net economic value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At December 31, 2018, and assuming a 400 basis point increase in market interest rates, we estimate that our net economic value would decrease by $4.4 million, or 14.2%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk — Net Economic Value Simulation.”
Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions cannot fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”
Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses may reduce our profits.
Our non-interest expenses totaled $26.1 million and $25.1 million for the years ended December 31, 2018 and 2017, respectively. Although we continue to monitor our expenses and have achieved certain efficiencies, we have experienced increased costs. Moreover, our efficiency ratio remains high as a result of our higher operating expenses, even though we have increased our net interest income. Our efficiency ratio totaled 77.35% and 76.10% for the years ended December 31, 2018 and 2017, respectively. Failure to control or maintain our expenses may reduce future profits.
Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.
Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Rhinebeck Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for lease and loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations.
Strong competition within our market area may reduce our profits and slow growth.
We face strong competition in making loans and attracting deposits. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. For more information about our market area and the competition we face, see “Item 1. Business — Market Area” and “— Competition.”
We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and define what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased in January

2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. See “Item 1. Supervision and Regulation — Federal Bank Regulation — Capital Requirements.”
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. Several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
Our success depends on retaining certain key personnel.
Our performance largely depends on the talents and efforts of highly skilled individuals who comprise our senior management team. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation and our wealth management business. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

It is possible that we could incur significant costs associated with a breach of our computer systems. While we have cyber liability insurance, there are limitations on coverage. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.
Changes in accounting standards could affect reported earnings.
The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and bank regulators, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.
Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
In preparing the periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for lease and loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of goodwill impairment, and our evaluation of our defined benefit pension plan obligations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.
We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Risks Relating to Ownership of Our Common Stock
Federal Reserve Board regulations and policy effectively prohibit Rhinebeck Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
Rhinebeck Bancorp, Inc.’s board of directors will have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC”
The shares of common stock are not insured.
The shares of our common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.
Our common stock is not heavily traded, and the stock price may fluctuate significantly.
Our common stock will be traded on the NASDAQ. Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.
Persons who have purchased stock will own a minority of Rhinebeck Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.
Public stockholders will own a minority of the outstanding shares of Rhinebeck Bancorp, Inc.’s common stock. As a result, stockholders other than Rhinebeck Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders. Rhinebeck Bancorp, MHC will own a majority of Rhinebeck Bancorp, Inc.’s common stock after the offering and, through its board of directors, will be able to exercise voting control over most matters put to a vote of stockholders. Generally, the same directors and officers who manage Rhinebeck Bank will also manage Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC. Our board of directors, officers or Rhinebeck Bancorp, MHC may take action that the public stockholders believe to be contrary to their interests. The only matters that stockholders other than Rhinebeck Bancorp, MHC will be able to exercise voting control currently include any proposal to implement stock-based benefit plans or a “second-step” conversion. In addition, Rhinebeck Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.
Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.
Applicable regulations restrict us from repurchasing any of our shares of common stock during the first year following the offering and limit us from repurchasing our shares of common stock during the second and third years following the offering to 5% of our outstanding shares, unless we obtain prior approval from the NYSDFS. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the first year following the offering and limitations on our ability to repurchase our shares of common stock during the second and third years following the offering may negatively affect our stock price.

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.
The Company’s Articles of Incorporation (the “Charter”) and Bylaws contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company. First, the board of directors is classified into four classes. Directors of each class serve for staggered four-year periods, and no director may be removed except for cause, and then only by the affirmative vote of a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any stockholder who desires to nominate a director to abide by strict notice requirements.
Maryland law also contains anti-takeover provisions that apply to the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of a corporation after the date on which that corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of that corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of that corporation at any time within the two-year period immediately prior to the date in question and after the date on which that corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of  “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of a corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights.
Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Company’s board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of the Company’s securities.
We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.
As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of this offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.
Item 1B.   Unresolved Staff Comments
Not applicable.
Item 2.   Properties
At December 31, 2018, we conducted business through our corporate office in Poughkeepsie and 11 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Poughkeepsie (three branch offices), Red Hook and Wappingers Falls, two representative offices in Montgomery and Albany, as well as an additional stand-alone ATM located in Tivoli, New York. We own six and lease eight properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2018, the net book value of our land, buildings, furniture, fixtures and equipment was $17.0 million.
Item 3.   Legal Proceedings
Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2018, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity
The common stock of Rhinebeck Bancorp, Inc. has been listed on The NASDAQ Global Select Market under the symbol “RBKB” since January 17, 2019. At February 28, 2019, Rhinebeck Bancorp, Inc. had approximately 485 stockholders of record.
Use of Proceeds
The Company completed its reorganization and its new mid-tier holding company, Rhinebeck Bancorp, Inc., successfully completed an initial public offering on January 16, 2019 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333-227266), as declared effective on November 9, 2018. The offering terminated on January 16, 2019 upon the sale of 4,787,315 shares of common stock at a price of  $10.00 per share. The gross offering proceeds were $47.9 million and the net offering proceeds (after offering expenses) were $46.1 million. Of the net offering, $4.4 million was used to fund a loan for its newly formed executive stock ownership plan (which in turn used those funds to purchase 436,425 or 3.92% of the issued shares) and $27.7 million was down-streamed to the Bank as additional capital. $14.1 million was retained by Rhinebeck Bancorp, Inc. for future use. Sandler O’Neill + Partners, L.P. served as marketing agent for the offering.
Item 6.
Selected Financial Data

The information at December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is derived from the audited consolidated financial statements of the Company. The information at December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 is derived from audited consolidated financial statements not appearing in this annual report on Form 10-K. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Rhinebeck Bancorp and related notes included elsewhere in this annual report on Form 10-K.
	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$882,423	$742,103	$722,557	$668,151	$650,495
Cash and due from banks	50,590	10,460	12,976	28,319	30,573
Securities held-to-maturity	—	1,914	1,635	2,781	286
Securities available-for-sale	101,312	113,302	140,267	112,650	74,932
Loans receivable, net	678,402	566,178	512,594	470,382	485,588
Bank owned life insurance	18,018	17,577	17,391	16,860	16,329
Goodwill and other intangibles	1,694	1,831	3,507	3,891	5,345
Total liabilities	823,146	687,126	670,040	617,223	599,995
Deposits	684,418	650,105	639,675	597,527	573,100
Federal Home Loan Bank advances	31,598	14,900	9,500	—	7,500
Subordinated debt	5,155	5,155	5,155	5,155	5,155
Total stockholders’ equity	$59,277	$54,977	$52,517	$50,928	$50,500

Selected Financial and Other Data
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest and dividend income	$33,730	$27,887	$25,566	$24,163	$25,676
Interest expense	5,320	3,300	3,050	3,077	3,359
Net interest income	28,410	24,587	22,516	21,086	22,317
Provision for loan losses	2,100	900	1,200	150	2,400
Net interest income after provision for loan losses	26,310	23,687	21,316	20,936	19,917
Non-interest income	5,181	8,057	7,038	8,419	8,365
Non-interest expense	26,120	25,144	24,344	27,506	27,162
Income before income tax expense	5,371	6,600	4,010	1,849	1,120
Income tax expense	1,014	3,598	1,321	992	197
Net income	$4,357	$3,002	$2,689	$857	$923

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets(1)	0.55%	0.41%	0.39%	0.13%	0.15%
Return on average equity(2)	7.82%	5.45%	5.04%	1.67%	1.75%
Interest rate spread(3)	3.64%	3.54%	3.41%	3.39%	3.79%
Net interest margin(4)	3.87%	3.69%	3.56%	3.53%	3.93%
Efficiency ratio(5)	77.35%	76.10%	81.15%	91.78%	87.04%
Average interest-earning assets to average interest-bearing liabilities	132.42%	131.69%	131.57%	127.39%	122.82%
Loans to assets	76.72%	76.32%	71.11%	70.50%	74.66%
Equity to assets(6)	7.07%	7.60%	7.71%	7.76%	8.30%
Capital Ratios:
Tier 1 capital (to adjusted total assets)	8.80%	8.57%	8.08%	8.20%	8.04%
Tier I capital (to risk-weighted assets)	10.16%	10.54%	10.37%	10.63%	9.80%
Total capital (to risk-weighted assets)	11.07%	11.45%	11.43%	11.69%	10.90%
Common equity Tier 1 capital (to risk-weighted assets)	10.16%	10.54%	10.37%	10.63%	9.80%
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.98%	0.96%	1.14%	1.15%	1.19%
Allowance for loan losses as a percent of non-performing loans	117.17%	58.28%	75.01%	90.80%	50.69%
Net charge-offs to average outstanding loans during the period	0.15%	0.24%	0.15%	0.11%	0.50%
Non-performing loans as a percent of total loans	0.84%	1.65%	1.52%	1.26%	2.35%
Non-performing assets as a percent of total assets	0.83%	1.56%	1.46%	1.34%	2.51%
Other Data:
Number of offices	14	13	15	14	15
Number of full-time equivalent employees	163	153	152	142	140

(1)
Represents net income divided by average total assets.

(2)
Represents net income divided by average equity.

(3)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. [Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 27% for 2018 and 40% for the previous periods.]

(4)
Represents net interest income as a percent of average interest-earning assets. [Tax exempt income is reported on a tax equivalent basis using a combined federal and state marginal tax rate of 27% for 2018 and 40% for the previous periods.]

(5)
Represents non-interest expense divided by the sum of net interest income and non-interest income.

(6)
Represents average equity divided by average total assets.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy
Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:
•
Continue to grow our indirect automobile loan portfolio.   We originate automobile loans through an active network of 126 automobile dealerships (79 in the Hudson Valley region and 47 in Albany, New York). Our indirect automobile loan portfolio totaled $297.1 million, or 43.9% of our total loan portfolio and 33.7% of total assets, at December 31, 2018 as compared to $214.8 million, or 37.9% of our total loan portfolio, at December 31, 2017. In addition, our direct automobile portfolio totaled $9.1 million at December 31, 2018. In March 2018, we hired a team of lenders operating in Albany, New York that focuses on indirect automobile lending. We plan to continue to grow our indirect automobile loan portfolio by increasing loan originations and by further expanding our presence in the Albany, New York area; however, our current policy limits our automobile loan portfolio to 45% of total assets.

•
Focus on commercial real estate, multi-family real estate and commercial business lending.   We believe that commercial real estate, multi-family real estate lending and general commercial business offer opportunities to invest in our community, while increasing the overall yield earned on our loan portfolio and assisting in managing interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence.

•
Increase core deposits, including demand deposits.   Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, because they are the lowest cost funds and are less sensitive to withdrawal when interest rates fluctuate. Core deposits represented 77.3% of our total deposits at December 31, 2018 compared to 78.1% at December 31, 2017. Going forward, we will focus on increasing our core deposits by increasing our commercial lending activities and enhancing our relationships with our retail customers. We also plan to focus on increasing our market share in Orange County, New York and are considering establishing up to three additional branches in Orange County over the next three years in furtherance of this goal.

•
Continue expense control.   Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as monitoring our employee needs, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $26.1 million and $25.1 million for the years ended December 31, 2018 and 2017, respectively.

•
Manage credit risk to maintain a low level of non-performing assets.   We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.64% at December 31, 2018, which decreased from 1.26% at December 31, 2017.

•
Grow the balance sheet.   Given our attractive market area, we believe we are well-positioned to increase our assets without a proportional increase in overhead expense or operating risk. We believe there is a large customer base in our market that prefers doing business with local institutions and may be dissatisfied with the service they receive from larger regional banks. By providing our customers with quality service, coupled with the underlying characteristics of the counties in which we operate, we expect to continue our strong organic growth. Accordingly, we intend to increase, on a prudent basis, our assets and liabilities, particularly loans and deposits.

Terms of Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:
Allowance for Lease and Loan Losses.   The allowance for lease and loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for lease and loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for lease and loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for lease and loan losses.
As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
Management performs a quarterly evaluation of the adequacy of the allowance for lease and loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.
The analysis of the allowance for lease and loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for lease and loan losses we have established which could have a material negative effect on our financial results. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulator may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.
Goodwill and Intangible Assets.   The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and are being amortized on a straight-line basis over their estimated lives. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. If the estimated current fair value of a reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. The Company uses market capitalization and multiples of tangible book value methods to determine the estimated current fair value of its reporting unit. Based on this analysis, we recorded a $95,000 impairment in 2018. No impairment was recorded in 2017.

The other intangibles assets are assigned useful lives, which are amortized on an accelerated basis over their useful lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2018 or 2017.
Employee Benefit Plans.   The Bank maintains the Rhinebeck Bank 401(k) Plan (the “401(k) Plan”) for substantially all of its employees, a defined benefit pension plan (frozen as of June 30, 2012), as well as Supplemental Executive Retirement Plans (the “SERPs”), all of which are tax qualified under the Internal Revenue Code.
Employee 401(k) plan expense is the amount of matching contributions. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. SERP expense is the net of interest cost and service cost, which allocates the benefits over years of service.
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
Fair Value Measurements.   We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•
Level I — Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level II — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level III — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in generally accepted accounting principles.
Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid, and other market information. Subsequently, all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.
Other-than-Temporary Investment Security Impairment.   Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
Deferred Income Taxes.   We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results.
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total Assets.   Total assets were $882.4 million at December 31, 2018, representing an increase of $140.3 million, or 18.9%, compared to $742.1 million at December 31, 2017. The increase was primarily related to an increase in the loan portfolio, and a $40.1 million increase in cash balances due primarily to the subscriptions for Rhinebeck Bancorp, Inc.’s stock offering.
Cash and Due from Banks.   Cash and due from banks increased $40.1 million, or 383.7%, to $50.6 million at December 31, 2018 from $10.5 million at December 31, 2017. Subscription receipts increased our federal fund balances to $37.1 million.
Investment Securities Available for Sale.   Investment securities available for sale decreased $12.0 million, or 10.6%, to $101.3 million at December 31, 2018 from $113.3 million at December 31, 2017. The decrease was due primarily to decreases in mortgage backed securities of  $11.2 million.
Net Loans.   Total loans receivable were $677.0 million at December 31, 2018, an increase of $110.7 million, or 19.5%, as compared to December 31, 2017. The primary increase was in our indirect automobile loans, which increased $82.3 million, or 38.3%, as we continued to increase the number of dealerships in Albany and grow that line of business. Commercial real estate loans increased $11.8 million, or 5.6%, to $223.0 million and commercial and industrial loans increased $15.6 million, or 23.0%, to $83.2 million.
Total Liabilities.   Total liabilities increased $136.0 million due a deposit increase of  $34.3 million and the subscription offering funds held in a deposit account at the Bank of  $79.1 million.
Deposits.   Deposits increased $34.3 million, or 5.3%, to $684.4 million at December 31, 2018. Interest bearing transactional accounts grew 2.0%, or $6.8 million, to $356.9 million. Certificates of deposit increased $13.5 million, or 9.5%, to $155.7 million. Non-interest bearing balances increased 8.9% or $14.0 million finishing the year at $171.8 million. Mortgagors’ escrow accounts increased 6.1% to $7.7 million.

Borrowed Funds.   Advances from the FHLB increased $16.7 million from $14.9 million at December 31, 2017 to $31.6 million at December 31, 2018. We also borrowed $5 million during the last quarter, which was down-streamed to the Bank in order to support its year end capital ratios.
Stockholders’ Equity.   Stockholders' equity increased $4.3 million to $59.3 million, primarily due to earnings, partially offset by an increase of  $58,000 in accumulated other comprehensive loss on our available for sale securities and defined benefit pension plan. At December 31, 2018, the Company's ratio of stockholders' equity-to-total assets was 6.72%, compared to 7.41% at December 31, 2017. This ratio was temporarily negatively impacted by the subscriptions received for the stock offering.
Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017
Net Income.   Net income for the year ended December 31, 2018 increased $1.4 million, or 45.1%, to $4.4 million compared to net income of  $3.0 million for the year ended December 31, 2017. The increase was due to increased net interest income offset by decreased non-interest income and increased provision for loan losses and non-interest expenses. The year over year decrease in the federal tax rate as a result of the enactment of the Tax Cuts and Jobs Act in December 2017 was a major contributor to the growth in net income.
Net Interest Income.   Net interest income increased $3.8 million, or 15.5%, to $28.4 million for the year ended December 31, 2018, as compared to $24.6 million in 2017. The increase was largely due to increased loan income resulting from growth in our portfolio and increased yields partially offset by higher deposit and FHLB volumes and costs. Our earning asset yield was 4.59% for the year ended December 31, 2018 as compared to 4.17% in 2017, an increase of 42 basis points due to in the increase in market rates and continued origination of higher-yielding automobile and commercial loans. Deposit and borrowing costs increased 31 basis points to 0.96% in 2018 from 0.65% for 2017 driven by the increases in general market rates. The net interest margin was 3.87% for 2018, compared to 3.68% for 2017.
Interest Income.   Interest income increased $5.8 million, or 21.0%, to $33.7 million for fiscal year 2018 from $27.9 million for fiscal year 2017. The increase resulted from the increase in average yields supplemented by a $66.6 million increase in average earning assets during the year. The increase in average interest earning assets during 2018 compared to 2017 included increases in average loan balances of $82.9 million partially offset by a decrease in average investment securities of  $14.4 million. The average yield on loans increased to 5.02% for the fiscal year 2018, from 4.69% for the fiscal year 2017. The average yields on investment securities increased to 2.17% for the fiscal year 2018 from 2.01% for the 2017 period.
Interest Expense.   Interest expense increased $2.0 million, or 61.2%, to $5.3 million for fiscal year 2018 from $3.3 million for fiscal year 2017, while average interest bearing liabilities increased by $47.3 million year over year. The increase in interest expense resulted from a 31 basis point increase in the overall cost of interest bearing liabilities to 0.96% for fiscal 2018 from 0.65% for fiscal 2017 and an increase in average interest bearing liabilities had the overall effect of increasing the interest expense. The cost of interest bearing liabilities increased by 31 basis points year over year. Interest bearing deposit rates rose by 20 basis points to 0.81% while other interest bearing liabilities grew by 72 basis points to 2.45%.
Provision for Loan Losses.   The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for lease and loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the provision expense was $2.1 million for the year ended December 31, 2018, an increase of  $1.2 million associated with the current loan mix, as well as the continued growth in the loan portfolio.

Although we believe that we use the best information available to establish the allowance for lease and loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of its examination process, will periodically review our allowance for lease and loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.
Non-Interest Income.   Non-interest income totaled $5.2 million, a decrease of  $2.9 million, or 35.7%, due mostly to a $1.8 million gain on sale of the insurance subsidiary in 2017 and insurance related income in 2017 of  $1.5 million.
Non-Interest Expense.   For the year ended December 31, 2018, non-interest expenses increased $976,000 to $26.1 million, as compared to $25.1 million in 2017. Salaries and employee benefits increased $848,000, or 6.3%, attributable to annual salary merit and employee benefit increases and additions to staff. FDIC insurance costs increased $51,000 based on growth and higher assessment balances. Professional fees increased $135,000, as the Company undertook a consulting project to improve efficiency and prepared for the subscription stock offering. Advertising expense increased by $99,000 and OREO expense increased $75,000 due to expenses to upgrade holdings for sale. The Company also took an impairment loss on goodwill for Rhinebeck Asset Management of  $95,000 during the year. Insurance related sales commissions of  $260,000 in 2017 did not reoccur in 2018.
Income Taxes.   Income tax provision decreased by $2.6 million for the year ended December 31, 2018 as compared to 2017, associated with the change in the federal corporate tax rate from 34.0% to 21.0% and other tax planning impacts. Our effective tax rate for the year ended December 31, 2018 was 19.0% compared to 55.0% in 2017.

Average Balance Sheets for the Years Ended December 31, 2018, 2017 and 2016
The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.
	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$3,009	$61	2.03%	$4,968	$50	1.01%	$12,165	$62	0.51%
Loans(1)	623,404	31,314	5.02%	540,506	25,366	4.69%	488,060	22,929	4.70%
Marketable Securities	108,454	2,355	2.17%	122,836	2,471	2.01%	135,882	2,693	1.98%
Total interest-earning assets	$734,867	$33,730	4.59%	$668,310	$27,887	4.17%	$636,107	$25,684	4.04%
Non-interest-earning assets	54,244			56,553			56,366
Total assets	$789,111			$724,863			$692,473
Liabilities and equity:
NOW accounts	$100,039	$252	0.25%	$90,800	$159	0.18%	$82,299	$140	0.17%
Money market accounts	128,757	1,152	0.89%	127,063	822	0.65%	112,071	660	0.59%
Savings accounts	126,404	334	0.26%	125,685	198	0.16%	120,059	136	0.11%
Certificates of deposit	150,219	2,370	1.58%	144,674	1,786	1.23%	155,613	1,884	1.21%
Total interest-bearing deposits	505,419	4,108	0.81%	488,222	2,965	0.61%	470,042	2,820	0.60%
Escrow accounts	7,704	95	1.23%	7,415	92	1.24%	6,764	81	1.20%
Federal Home Loan Bank advances	36,455	890	2.44%	6,816	77	1.13%	1,495	9	0.60%
Subordinated debt	5,367	227	4.23%	5,155	166	3.22%	5,155	140	2.72%
Other interest-bearing liabilities	49,526	1,212	2.45%	19,386	335	1.73%	19,386	230	1.19%
Total interest-bearing liabilities	$554,945	$5,320	0.96%	$507,608	$3,300	0.65%	$483,456	$3,050	0.63%
Non-interest-bearing deposits	164,553			153,059			147,465
Other non-interest-bearing liabilities	13,862			9,084			8,163
Total liabilities	$733,360			$669,751			$639,084
Total stockholders’ equity	55,751			55,112			53,389
Total liabilities and stockholders’ equity	$789,111			$724,863			$692,473
Net interest income		$28,410			$24,587			$22,634
Interest rate spread			3.64%			3.54%			3.41%
Net interest margin(2)			3.87%			3.68%			3.56%
Average interest-earning assets to average interest-bearing liabilities			132.42%			131.69%			131.57%

(1)
Non-accruing loans are included in the outstanding loan balance.

(2)
Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Interest bearing depository accounts	$(35)	$46	$11	$(65)	$54	$(11)
Loans receivable	4,022	1,926	5,948	2,461	—	2,461
Securities held-to-maturity	—	—	—	—	—	—
Securities available-for-sale	—	—	—	—	—	—
Marketable securities	(302)	186	(116)	(257)	128	(129)
Other interest-earning assets	—	—	—	—	—	—
Total interest-earning assets	3,685	2,158	5,843	2,139	182	2,321
Interest expense:
Deposits	113	1,030	1,143	(18)	163	145
Escrow accounts	4	(1)	3	8	3	11
Federal Home Loan Bank advances	448	365	813	40	28	68
Subordinated debt	8	53	61	—	26	26
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	573	1,447	2,020	30	220	250
Net increase (decrease) in net interest income	$3,112	$711	$3,823	$2,109	$(38)	$2,071

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
We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates, promoting core deposit products and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.
Net Economic Value Simulation.   We analyze our sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then calculate what the EVE would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.
The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2018. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.
	Net Economic Value			Net Economic Value as Percent of of Assets
Basis Point (“bp”) Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change
	(Dollars in thousands)
400	$26,539	$(4,378)	(14.2)%	10.38%	(13.9)%
300	27,724	(3,193)	(10.3)%	10.84%	(10.0)%
200	28,890	(2,027)	(6.6)%	11.27%	(6.5)%
100	29,980	(937)	(3.0)%	11.75%	(2.5)%
0	30,917	—	0.0%	12.05%	0.0%
(100)	$31,246	$329	1.1%	11.44%	(5.1)%
Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.
Our primary sources of liquidity are deposits, loan sales, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.
A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2018, $50.6 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $1.2 million at December 31, 2018. As of December 31, 2018, we had $31.6 million of structured borrowings outstanding from the FHLBNY. We have access to FHLB advances of up to $441.1 million.
At December 31, 2018, we had $81.5 million in loan commitments outstanding, which included $16.3 million in undisbursed construction loans, $9.5 million in unused home equity lines of credit, $50.8 million in commercial lines of credit, $3.1 million in future loan commitments and $1.8 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2018 totaled $102.3 million, or 65.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.6 million and $5.4 million for the years ended December 31, 2018 and 2017, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $(104.1) million and $(24.0) million in fiscal years 2018 and 2017, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loans had the most significant effect, as net cash used amounted to $115.5 million and $53.0 million in the years ended December 31, 2018 and 2017, respectively. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $15.0 million and $18.7 million in the years ended December 31, 2018 and 2017, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of  $56.5 million in fiscal year 2018, and $16.1 million in fiscal year 2017. In 2018, cash flow due to the increase of our offering subscriptions totaled $79.1 million.
We also have obligations under our post retirement plan as described in Note 12 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2012.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 9 of the notes to the Consolidated Financial Statements. For fiscal year 2018, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.
Impact of Inflation and Changing Prices
The financial statements and related notes of Rhinebeck Bancorp, MHC have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Quarterly Financial Data
The following table sets forth a summary of selected financial data at and for the years ended December 31, 2018 and 2017 and the quarter ends within those years.
	Three Months Ended
	March 31, 2018	June 30, 2018	September 31, 2018	December 31, 2018
Loans Receivable, net	$578,318	$621,227	$652,053	$678,402
Deposits	657,186	666,098	691,718	684,418
Total interest income	7,352	7,984	9,153	9,241
Total interest expense	961	1,216	1,423	1,720
Net interest income	6,437	6,722	7,730	7,521
Provision for loan losses	525	525	525	525
Net interest income after provision for loan losses	5,912	6,197	7,205	6,996
Total noninterest income	1,248	884	1,498	1,551
Total noninterest expense	6,367	6,400	6,473	6,880
Income before income taxes	793	681	2,230	1,667
Income taxes expense	132	147	266	469
Net income	$615	$580	$1,964	$1,198

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Loans Receivable, net	$523,645	$537,068	$546,751	$566,178
Deposits	641,959	650,492	645,808	650,105
Total interest income	6,661	6,892	7,092	7,242
Total interest expense	774	837	829	860
Net interest income	5,887	6,055	6,263	6,382
Provision for loan losses	225	225	225	225
Net interest income after provision for loan losses	5,662	5,830	6,038	6,157
Total noninterest income	1,356	2,321	3,348	1,032
Total noninterest expense	6,318	6,522	6,010	6,294
Income before income taxes	700	1,629	3,376	895
Income taxes benefit	217	500	754	2,127
Net income	$483	$1,129	$2,622	$(1,232)

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation — Management of Market Risk.”
Item 8.
Financial Statements and Supplementary Data

The Financial Statements are included beginning on page F-1 of this annual report on Form 10-K.
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.
Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b)
Management’s Annual Report on Internal Control over Financial Reporting.

This annual report does not include a management’s report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c)
Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.
(d)
Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

Not Applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
A copy of the Code of Ethics for Senior Officers is available to shareholders of the “Investor Relations” portion of the Bank’s website of www.rhinebeckbank.com.
Item 11.
Executive Compensation

Information regarding executive compensation is presented under the headings “Executive Compensation,” and “Corporate Governance — Director Compensation” in the Proxy Statement and is incorporated herein by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.
Rhinebeck Bancorp did not have any equity compensation plans at December 31, 2018.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “— Other Information Relating to Directors and Executive Officers Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.
Item 14.
Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal II — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition — at December 31, 2018 and 2017
(C)	Consolidated Statements of Income - Years ended December 31, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2018 and 2017
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2018 and 2017
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2018 and 2017
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
3.1	Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)
3.2	Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)
4	Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)
4.1	Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)
4.2	First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)
10.2	Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.3	Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.4	Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5	Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.6	Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.7	Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.8	New Director Fee Continuation Agreement between Rhinebeck Bank and Joseph A. Bahnatka, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.9	New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.10	New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.11	New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)
10.12	Employment agreement between Rhinebeck Bank and Michael J. McDermott
21	Subsidiaries of Registrant
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Item 16.
Form 10-K Summary

None.

Rhinebeck Bancorp, MHC and Subsidiary

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees of
Rhinebeck Bancorp, MHC and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial condition of Rhinebeck Bancorp, MHC and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Baker Tilly Virchow Krause, LLP
We have served as the Company’s auditor since 2011
New York, New York
March 28, 2019

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Financial Condition
(Dollars in thousands)
	December 31,
	2018	2017
Assets
Cash and due from banks	$50,590	$10,460
Available for sale securities (at fair value)	101,312	113,302
Held to maturity securities (fair value of $0 and $1,928, respectively)	—	1,914
Loans receivable (net of allowance for loan losses of $6,646 and $5,457, respectively)	678,402	566,178
Federal Home Loan Bank stock	1,883	1,108
Accrued interest receivable	2,523	2,149
Cash surrender value of life insurance	18,018	17,577
Deferred tax assets (net of valuation allowance of $1,085 and $982, respectively)	2,934	3,021
Premises and equipment, net	17,040	17,025
Other real estate owned	1,685	2,233
Goodwill	1,410	1,505
Intangible assets, net	284	326
Other assets	6,342	5,305
Total assets	$882,423	$742,103
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$171,829	$157,828
Interest bearing	512,589	492,277
Total deposits	684,418	650,105
Mortgagors’ escrow accounts	7,725	7,284
Advances from the Federal Home Loan Bank	31,598	14,900
Subordinated debt	5,155	5,155
Other borrowings	5,000	—
Subscription offering proceeds	79,142	—
Accrued expenses and other liabilities	10,108	9,682
Total liabilities	823,146	687,126
Stockholders’ Equity
Common stock (par value $0.01 per share; 100 shares)	—	—
Additional paid-in capital	100	100
Retained earnings	66,189	61,832
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(2,576)	(2,322)
Defined benefit pension plan, net of taxes	(4,436)	(4,633)
Total accumulated other comprehensive loss	(7,012)	(6,955)
Total stockholders’ equity	59,277	54,977
Total liabilities and stockholders’ equity	$882,423	$742,103

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Income
(Dollars in thousands)
	Years Ended December 31,
	2018	2017
Interest and Dividend Income
Interest and fees on loans	$31,314	$25,366
Interest and dividends on securities	2,355	2,471
Other income	61	50
Total interest and dividend income	33,730	27,887
Interest Expense
Interest expense on deposits	4,203	3,057
Interest expense on borrowings	1,117	243
Total interest expense	5,320	3,300
Net interest income	28,410	24,587
Provision for loan losses	2,100	900
Net interest income after provision for loan losses	26,310	23,687
Noninterest Income
Service charges on deposit accounts	2,806	2,406
Net realized loss on sales and calls of securities	(22)	(27)
Net gain on sales of loans	621	571
Increase in cash surrender value of life insurance	401	460
Net gain from sale of other real estate owned	—	1
Write-downs of other real estate owned	(387)	(306)
Other real estate owned income	42	42
Gain on sale of subsidiary	—	1,834
Loss on disposal of premises and equipment	16	(106)
Insurance related income	—	1,518
Investment advisory income	809	749
Other	895	915
Total noninterest income	5,181	8,057
Noninterest Expenses
Salaries and employee benefits	14,384	13,536
Sales commissions	—	260
Occupancy	3,405	3,397
Data processing	1,162	1,159
Professional fees	933	798
Advertising	724	625
FDIC deposit insurance and other insurance	845	794
Other real estate owned expense	186	111
Amortization of intangible assets	42	67
Impairment loss on goodwill	95	—
Other	4,344	4,397
Total noninterest expenses	26,120	25,144
Income before income taxes	5,371	6,600
Provision for income taxes	1,014	3,598
Net income	$4,357	$3,002

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
	Years Ended December 31,
	2018	2017
Net Income	$4,357	$3,002
Other Comprehensive Loss:		`
Unrealized holding losses arising during the period	(343)	(518)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statement of income	22	27
Net unrealized losses on available for sale securities	(321)	(491)
Tax effect(a)	68	167
Unrealized losses on available for sale securities, net of tax	(253)	(324)
Defined benefit pension plan:
Actuarial loss arising during the period	(126)	(677)
Reclassification adjustment for amortization of net actuarial loss (b)	374	347
Total	248	(330)
Tax effect(c)	(52)	112
Defined benefit pension plan gain (loss), net of tax	196	(218)
Other comprehensive loss	(57)	(542)
Total Comprehensive Income	$4,300	$2,460

(a)
Includes $5 for the year ended 2018 for tax effect of realized losses and $9 for the year ended 2017 for tax effect of realized gains which are included in the provision for income taxes on the consolidated statement of income.

(b)
Included in salaries and benefits on the consolidated statement of income.

(c)
Includes $79 in 2018 and $118 in 2017 for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statement of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$—	$100	$57,686	$(5,269)	$52,517
Net income	—	—	3,002	—	3,002
Other comprehensive loss	—	—	—	(542)	(542)
Reclassification due to adoption of
ASU 2018-02 – Note 1	—	—	1,144	(1,144)	—
Balance at December 31, 2017	$—	$100	$61,832	$(6,955)	$54,977
Net income	—	—	4,357	—	4,357
Other comprehensive loss	—	—	—	(57)	(57)
Balance at December 31, 2018	$—	$100	$66,189	$(7,012)	$59,277

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, MHC and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$4,357	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	337	385
Net realized loss on sales and calls of securities	22	27
Provision for loan losses	2,100	900
Loans originated for sale	(37,582)	(38,968)
Proceeds from sale of loans	39,375	37,962
Net gain on sale of mortgage loans	(621)	(571)
Net gain on sale of other real estate owned	—	(1)
Amortization of intangible assets	42	67
Gain on sale of subsidiary	—	(1,834)
Impairment loss on goodwill	95	—
Depreciation and amortization	1,147	1,142
Write-down of other real estate owned	387	306
(Gain) loss from disposal of premises and equipment	(16)	106
Deferred income tax expense	102	1,919
Increase in cash surrender value of insurance	(401)	(460)
Decrease in accrued interest receivable	(374)	(171)
(Decrease) increase in other assets	(1,037)	877
Increase in accrued expenses and other liabilities	675	699
Net cash provided by operating activities	8,608	5,387
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	2,113	30,786
Proceeds from maturities and principal repayments of securities	14,995	18,693
Purchases of securities	(3,885)	(23,696)
Net purchases of FHLB Stock	(775)	(211)
Net increase in loans	(115,496)	(53,045)
Purchases of bank owned life insurance policies	(40)	(41)
Purchases of bank premises and equipment	(1,146)	(697)
Proceeds from disposal of premises and equipment	—	525
Net decrease of other real estate owned	—	2
Proceeds from sale of other real estate owned	162	281
Proceeds from sale of subsidiary	—	3,443
Net cash used in investing activities	(104,072)	(23,960)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	20,840	19,654
Net increase (decrease) in time deposits	13,473	(9,225)
Increase in mortgagors’ escrow accounts	441	228
Net increase in short-term debt	13,826	5,400
Net increase in long-term debt	7,872	—
Increase in offering subscriptions	79,142	—
Net cash provided by financing activities	135,594	16,057
Net increase (decrease) in cash and due from banks	40,130	(2,516)
Cash and Due from Banks
Beginning balance	10,460	12,976
Ending balance	$50,590	$10,460
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,139	$3,299
Income taxes	$625	$1,406
Noncash Investing and Financing Activities
Unrealized holding loss on available for sale securities arising during the period	$(322)	$(491)
Transfer of loans to other real estate owned	$—	$139
Increase (decrease) in defined benefit plan liability included in other comprehensive loss	$248	$(330)

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)
1.
Nature of Business and Significant Accounting Policies

Rhinebeck Bancorp, MHC (“Company”) is a mutual holding company whose wholly-owned subsidiary at December 31, 2018 was Rhinebeck Bank (“Bank”), a New York chartered stock savings bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).
A description of the Company’s significant accounting policies are presented below.
Basis of Financial Statements Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for lease and loan losses, the valuation of securities and other real estate owned, the evaluation of investment securities for other-than-temporary impairment, the evaluation of goodwill for impairment, the valuation of deferred tax assets and the determination of pension obligations.
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
Investment in Debt and Marketable Equity Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the maturity terms of the securities. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Loans Receivable
Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for unearned income, including any allowance for lease and loan losses and any unamortized deferred fees or costs.
Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.
The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Consumer automobile and installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued, but not collected, for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Lease and Loan Losses
The allowance for lease and loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines all or part of the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.
The allowance for lease and loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
Commercial real estate loans are separated into the two classes: non-residential and multi-family. Non-residential and multi-family loans include long-term loans financing commercial properties and include both owner and non-owner occupied properties. Construction loans, which include land loans, are comprised mostly of non-owner occupied projects, whereby the property is generally under development

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

and tends to have more risk than the owner occupied loans. The Company grants loans for the construction of residential homes, residential developments and land development projects. Repayment of these loans is mostly dependent upon either the ongoing cash flows of the borrowing entity or the resale or lease of the subject property.
Residential real estate loans are secured by the borrower’s residential real estate generally in a first lien position. Residential mortgages have varying loan interest rates depending on the financial condition of the borrower, the loan to value ratio and the term of the loan.
The commercial and industrial loan segment consists of loans made for purposes of financing the activities of commercial customers. The assets financed through commercial and industrial loans are used within the business for its ongoing operations. Repayment of commercial and industrial loans predominately comes from the cash flows of the business or the ongoing operations of assets.
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
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrowers’ creditworthiness and the type of collateral. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial and industrial and commercial real estate loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, automobiles, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, past experience with the borrower, the nature of the collateral, competitive offerings and/or the term of the loan.
The market value of collateral is monitored on an ongoing basis and additional collateral may be obtained when warranted. While collateral provides some assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing sufficient cash flows. The Company’s policy for collateral requires that, generally, the amount of the loan may not exceed 90% of the original appraised value of the property. Private mortgage insurance is usually required for that portion of the loan in excess of 80% of the appraised value of the property.
The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated at least quarterly or when credit deficiencies arise, such as when loan payments are delinquent. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for lease and loan losses. Loans not classified are rated pass.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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

3.
Size and composition of the portfolio and the terms of loans.

4.
Volume and severity of past due, classified and non-accrual loans as well as loan modifications.

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
For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $526 and $97 on December 31, 2018 and 2017, respectively.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.
The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for lease and loan losses.
The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, negative trends, or specific conditions may result in a payment default in the near future.
Regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for lease and loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for lease and loan losses is adequate.
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
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned included $935 and $1,323 of residential real estate and $750 and $911 of commercial property on December 31, 2018 and 2017, respectively.
Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets. Rent expense is charged to operations over the expected lease term using the straight-line method. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. These assets are amortized on a straight-line basis over the related estimated lives of 13 years. In the presence of certain circumstances, intangible assets may be assessed for impairment as well. Impairment exists when carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.
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
When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2018 and 2017.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three categories within the hierarchy are as follows:
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
Impact of Recent Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company used the modified retrospective method for transition with the cumulative effect recognized as of the date of initial application with no restatement of prior periods. The adoption did not have a material effect on the Company’s financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to current revenue recognition practices. See Note 16 for additional information related to the adoption of ASU No. 2014-09.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for the Company in 2021. Early adoption is permitted in 2019. The Company is currently assessing the effect that ASU No. 2016-13 will have on its results of operations, financial position and cash flows.
Effective January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”. This makes significant changes in U.S. GAAP related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes provided for in this Update that are applicable to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) for equity investments without readily determinable fair values, require a qualitative assessment to identify impairment and if a qualitative assessment indicates that impairment exists, requiring an entity to measure the investment at fair value; (3) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For the Company, the adoption of ASU 2016-01 resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated statements of financial condition. Accordingly, we refined the calculation used to determine the disclosed fair value of the Company’s loans held for investment as part of adopting this standard. The refined calculation did not have a material impact on the Company’s fair value disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other” to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This will become effective for the Company’s annual goodwill impairment test in 2020. The Company is currently assessing the effect that ASU No. 2017-04 will have on its results of operations, financial position and cash flows.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
In May 2018, the FASB issued ASU No. 2018-06, “Codification Improvements to Topic 942, Financial Services — Depository and Lending”. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This update expands the scope of Topic 718 to include share- based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share- based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. This update is effective for the Company in 2019. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
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
In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.
In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which amends Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)”. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018-14 is effective for the Company in 2021. Early adoption is permitted. The Company has not evaluated the new guidance for its effect on the consolidated financial statements.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.
2.
Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:
	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,036	$—	$(65)	$2,971
U.S. government agency mortgage-backed securities – residential	82,965	8	(2,757)	80,216
U.S. government agency securities	16,919	—	(451)	16,468
Municipal securities(1)	1,228	4	—	1,232
Other	425	—	—	425
Total	$104,573	$12	$(3,273)	$101,312

	December 31, 2017
U.S. Treasury securities	$3,048	$—	$(47)	$3,001
U.S. government agency mortgage-backed securities – residential	93,858	1	(2,470)	91,389
U.S. government agency securities	16,935	—	(409)	16,526
Municipal securities(1)	2,401	1	(16)	2,386
Total	$116,242	$2	$(2,942)	$113,302

(1)
The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$2,971	$(65)	$2,971	$(65)
U.S. government agency mortgage-backed securities – residential	1,669	(4)	76,586	(2,753)	78,255	(2,757)
U.S. government agency securities	—	—	16,468	(451)	16,468	(451)
Total	$1,669	$(4)	$96,025	$(3,269)	$97,694	$(3,273)

	December 31, 2017
U.S. Treasury securities	$3,001	$(47)	$—	$—	$3,001	$(47)
U.S. government agency mortgage-backed securities – residential	34,601	(542)	56,170	(1,928)	90,771	(2,470)
U.S. government agency securities	3,923	(50)	12,603	(359)	16,526	(409)
Municipal Securities	593	(3)	977	(13)	1,570	(16)
Total	$42,118	$(642)	$69,750	$(2,300)	$111,868	$(2,942)

At December 31, 2018 and 2017, the Company had 96 and 100 individual available-for-sale securities with unrealized losses totaling $3,273 and $2,942, respectively, with an aggregate depreciation of 3.35% and 2.63%, respectively, from the Company’s amortized cost.
Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired either at December 31, 2018 or 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The amortized cost and fair value of available for sale debt securities at December 31, 2018 and 2017, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$1,221	$1,210	$335	$336
After 1 but within 5 years	17,253	16,780	20,074	19,623
After 5 but within 10 years	1,975	1,945	1,975	1,954
After 10 years	734	736	—	—
Total Maturities	21,183	20,671	22,384	21,913
Mortgage-backed securities	82,965	80,216	93,858	91,389
Other	425	425	—	—
Total	$104,573	$101,312	$116,242	$113,302

At December 31, 2018 and 2017, available for sale securities with a carrying value of  $27,465 and $1,285, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition $1,032 and $2,350 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).
Proceeds from the sale of available for sale securities and calls aggregated $2,113 and $30,786 for the years ended December 31, 2018 and 2017, respectively. During the period ended December 31, 2018, there were no gross gains recorded while for the year ended December 31, 2017, there were gross gains of $45. During these two reported periods there were gross losses of  $22 and $72 realized on the sales of available for sale securities and calls, respectively.
3.
Held to Maturity Securities

The amortized cost, gross unrealized gains and losses and fair values of held to maturity securities are as follows:
December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other	$—	$—	$—	$—
Municipal securities(1)	—	—	—	—
Total	$—	$—	$—	$—

	December 31, 2017
Other	$332	$—	$—	$332
Municipal securities(1)	1,582	15	(1)	1,596
Total	$1,914	$15	$(1)	$1,928

(1)
The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The amortized cost and fair value of held to maturity debt securities at December 31, 2018 and 2017, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties:
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$—	$—	$252	$252
After 1 but within 5 years	—	—	576	575
After 5 but within 10 years	—	—	—	—
After 10 years	—	—	754	769
Other	—	—	332	332
Total	$—	$—	$1,914	$1,928

At December 31, 2018 and 2017, held to maturity securities with an amortized cost of  $0 and $1,362, respectively, were pledged at the FRBNY for borrowings.
During 2018, as part of an effort to increase the performance of our investment portfolio, seven underperforming bonds were swapped for better yielding instruments. It was later discovered that in the group sold were two bonds, totaling $575 in book value, which were designated as held to maturity (“HTM”). As part of that transaction, a loss on disposition of  $4 was recognized. As a further consequence of this action, in accordance with ASC 320-10-35, the four remaining HTM securities that totaled $1,163 were reclassified as available for sale (“AFS”) and the unrealized holding loss of  $1 was recognized in AOCI, net of the applicable taxes for the period ended December 31, 2018. As a result of the sale and subsequent reclassification, the whole of our investment portfolio is now AFS. Securities purchased in the future will be designated as AFS.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

4.
Loans and Allowance for Lease and Loan Losses

A summary of the Company’s loan portfolio is as follows:
	At December 31,
	2018	2017
Commercial Real Estate Loans:
Construction	$12,870	$5,621
Non-residential	197,499	192,469
Multi-family	12,661	13,103
Residential Real Estate Loans	43,534	43,300
Commercial Loans:	83,203	67,650
Consumer Loans:
Indirect automobile	297,144	214,823
Home equity	19,269	19,452
Other consumer	10,826	9,929
Total gross loans	677,006	566,347
Net deferred loan costs	8,042	5,288
Allowance for loan losses	(6,646)	(5,457)
Total net loans	$678,402	$566,178

At December 31, 2018 and 2017, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $888 and $2,059.
The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk system:
	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Construction	$12,870	$—	$—	$—	$12,870
Non-residential	186,020	6,840	4,639	—	197,499
Multifamily	12,261	—	400	—	12,661
Residential	41,249	—	—	2,285	43,534
Commercial and industrial	81,111	965	1,124	3	83,203
Consumer:
Indirect automobile	296,692	—	—	452	297,144
Home equity	19,071	—	—	198	19,269
Other consumer	10,816	—	—	10	10,826
Total	$660,090	$7,805	$6,163	$2,948	$677,006

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Construction	$4,495	$—	$1,126	$—	$5,621
Non-residential	181,720	3,485	7,264	—	192,469
Multifamily	13,103	—	—	—	13,103
Residential	41,115	—	—	2,185	43,300
Commercial and industrial	65,351	125	2,156	18	67,650
Consumer:
Indirect automobile	214,381	—	—	442	214,823
Home equity	19,334	—	—	118	19,452
Other consumer	9,925	—	—	4	9,929
Total	$549,424	$3,610	$10,546	$2,767	$566,347

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.
The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:
	December 31, 2018
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due	Total Loans Receivable	Non-accrual
Commercial real estate:
Construction	$12,870	$—	$—	$—	$12,870	$—
Non-residential	193,273	1,466	253	2,507	197,499	2,507
Multifamily	12,487	174	—	—	12,661	—
Residential	42,083	305	615	531	43,534	2,208
Commercial and industrial	82,992	206	1	4	83,203	297
Consumer:
Indirect automobile	291,369	4,429	915	431	297,144	452
Home equity	18,905	264	—	100	19,269	198
Other consumer	10,601	186	29	10	10,826	10
Total	$664,580	$7,030	$1,813	$3,583	$677,006	$5,672

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

	December 31, 2017
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due	Total Loans Receivable	Non-accrual
Commercial real estate:
Construction	$4,494	$—	$—	$1,127	$5,621	$1,127
Non-residential	184,877	2,229	921	4,442	192,469	4,442
Multifamily	12,637	—	466	—	13,103	—
Residential	41,989	450	422	439	43,300	2,100
Commercial and industrial	66,542	69	19	1,020	67,650	1,237
Consumer:
Indirect automobile	209,574	4,022	808	419	214,823	442
Home equity	18,637	676	127	12	19,452	12
Other consumer	9,742	176	7	4	9,929	4
Total	$548,492	$7,622	$2,770	$7,463	$566,347	$9,364

The following tables summarize information in regards to impaired loans by loan portfolio class:
	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,023
Multifamily	—	—	—	—
Residential	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	758
Consumer:
Indirect automobile	274	320	—	242
Home equity	198	211	—	158
Other consumer	10	10	—	5
Total	$5,571	$6,404	$—	$6,984

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	—	—	—	451
Multifamily	—	—	—	—
Residential	—	—	—	—
Commercial and industrial	—	—	—	9
Consumer:
Indirect automobile	178	191	50	205
Home equity	—	—	—	—
Other consumer	—	—	—	2
Total	$178	$191	$50	$667
Total:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,474
Multifamily	—	—	—	—
Residential	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	767
Consumer:
Indirect automobile	452	511	50	447
Home equity	198	211	—	158
Other consumer	10	10	—	7
Total	$5,749	$6,595	$50	$7,651

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$1,127	$1,137	$—	$1,127
Non-residential	3,539	3,584	—	2,878
Multifamily	—	—	—	—
Residential	2,184	2,741	—	2,114
Commercial and industrial	1,219	1,700	—	1,325
Consumer:
Indirect automobile	210	237	—	179
Home equity	118	119	—	182
Other consumer	—	1	—	2
Total	$8,397	$9,519	$—	$7,807

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	903	903	300	451
Multifamily	—	—	—	—
Residential	—	—	—	—
Commercial and industrial	19	447	19	221
Consumer:
Indirect automobile	232	247	75	292
Home equity	—	—	—	—
Other consumer	3	3	3	18
Total	$1,157	$1,600	$397	$982
Total:
Commercial real estate:
Construction	$1,127	$1,137	$—	$1,127
Non-residential	4,442	4,487	300	3,330
Multifamily	—	—	—	—
Residential	2,184	2,741	—	2,114
Commercial and industrial	1,238	2,147	19	1,546
Consumer:
Indirect automobile	442	484	75	471
Home equity	118	119	—	182
Other consumer	3	4	3	19
Total	$9,554	$11,119	$397	$8,789

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At December 31, 2018 and 2017, three loans totaling $1,774 and four loans totaling $1,815, respectively, which were included in impaired loans, were identified as TDRs. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of  $117, which included both rate and term modifications. In 2017, the Company modified a residential loan and a commercial loan with carrying amounts of  $1,661 and $19, respectively, through rate and term modifications. Interest income on impaired loans was immaterial during each of the periods presented. At December 31, 2018 and 2017, all loans were performing in accordance with their restructured terms. During the year ended December 31, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At December 31, 2018 and 2017, the Company had no commitments to advance additional funds to borrowers under TDR loans.
The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $255,892 and $244,765 as of December 31, 2018 and 2017, respectively.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The balance of capitalized servicing rights, included in other assets at December 31, 2018 and 2017, were $2,278 and $2,260, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2018 and 2017.
The following tables summarize the segments of the loan portfolio and the allowance for lease and loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for lease and loan losses for the periods then ended: Commercial Real Estate
	Commercial Real Estate	Residential	Commercial and Industrial	Indirect	Consumer	Totals
	December 31, 2018
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
Provision for loan losses	(45)	(140)	578	1,539	168	2,100
Loans charged-off	(303)	—	(37)	(1,607)	(66)	(2,013)
Recoveries	123	5	122	833	19	1,102
Ending balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$50	$—	$50
Collectively evaluated for impairment	$1,012	$278	$1,455	$3,120	$731	$6,596
Loan receivables:
Ending balance	$223,030	$43,534	$83,203	$297,144	$30,095	$677,006
Ending balance:
Individually evaluated for impairment	$2,507	$2,285	$297	$452	$208	$5,749
Collectively evaluated for impairment	$220,523	$41,249	$82,906	$296,692	$29,887	$671,257

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

	Commercial Real Estate	Residential	Commercial and Industrial	Indirect	Consumer	Totals
	December 31, 2017
Allowance for loan losses:
Beginning balance	$1,092	$1,231	$775	$2,028	$750	$5,876
Provision for loan losses	137	(707)	698	807	(35)	900
Loans charged-off	(16)	(78)	(596)	(1,637)	(87)	(2,414)
Recoveries	92	9	2	952	40	1,095
Ending balance	$1,305	$455	$879	$2,150	$668	$5,457
Ending balance:
Individually evaluated for impairment	$300	$—	$19	$75	$3	$397
Collectively evaluated for impairment	$1,005	$455	$860	$2,075	$665	$5,060
Loan receivables:
Ending balance	$211,193	$43,300	$67,650	$214,823	$29,381	$566,347
Ending balance:
Individually evaluated for impairment	$5,569	$2,184	$1,238	$442	$121	$9,554
Collectively evaluated for impairment	$205,624	$41,116	$66,412	$214,381	$29,260	$556,793

In the normal course of business, the Company grants loans to officers, trustees and other related parties. Balances and activity of such loans during the years presented were not material.
5.
Premises and Equipment

Premises and equipment are summarized as follows:
	December 31,
	2018	2017
Land and land improvements	$3,536	$3,536
Buildings and leasehold improvements	23,534	23,409
Furniture, fixtures and equipment	11,708	10,725
Construction in process	51	43
Total	38,829	37,713
Less accumulated depreciation	(21,789)	(20,688)
Net	$17,040	$17,025

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

6.
Goodwill

The changes in the carrying value of goodwill are as follows:
	December 31, 2018
	B&N	RAM	Total
Beginning balance	$—	$1,505	$1,505
Impairment	—	(95)	(95)
Ending balance	$—	$1,410	$1,410
Accumulated impairment	$—	$1,116	$1,116

	December 31, 2017
	B&N	RAM	Total
Beginning balance	$1,276	$1,505	$2,781
Relief due to asset sale	(1,276)	—	(1,276)
Ending balance	$—	$1,505	$1,505
Accumulated impairment	$—	$1,021	$1,021

As discussed in Note 1, in 2017 the Bank sold its entire interest in B&N resulting in the removal of the remaining goodwill. At June 30, 2018 the Company tested the goodwill recorded for RAM and determined that a write-down of  $95 was required to reflect impairment due to the loss of expected revenue. The similar test done at December 31, 2018 determined that no additional write-down was necessary. At year end 2017 the Company tested the goodwill recorded for RAM and determined that no impairment charge was required.
7.
Intangible Assets

The changes in the carrying value of customer list intangible are as follows:
	December 31, 2018
	B&N	RAM	Total
Beginning balance	$—	$326	$326
Amortization	—	(42)	(42)
Ending balance	$—	$284	$284
Accumulated amortization and impairment	$—	$663	$663

	December 31, 2017
	B&N	RAM	Total
Beginning balance	$359	$368	$727
Amortization	(25)	(42)	(67)
Relief due to asset sale	(334)	—	(334)
Ending balance	$—	$326	$326
Accumulated amortization and impairment	$—	$621	$621

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $42 of amortization expense related to its intangible assets for each of the years ended December 31, 2018 and 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

As discussed in Note 1, in 2017 the Bank sold its entire interest in B&N resulting in the removal of the remaining related intangibles. At December 31, 2018, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values recorded at year end.
As of December 31, 2018 the future amortization expense for amortizable intangible assets for the respective years is as follows:
2019	$42
2020	42
2021	42
2022	42
2023	42
Thereafter	74
8.
Deposits

Deposits balances are summarized as follows:
	December 31, 2018	December 31, 2017
Noninterest bearing demand deposits	$171,829	$157,828
Interest bearing accounts:
NOW	99,715	101,167
Savings	126,822	125,244
Money market	130,356	123,643
Time certificates of deposit	155,696	142,223
Total interest bearing accounts	512,589	492,277
Total deposits	$684,418	$650,105

Included in time certificates of deposit at December 31, 2018 and 2017 were reciprocal deposits totaling $21,515 and $20,673, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of  $250 or greater were $16,644 and $13,920 as of December 31, 2018 and 2017, respectively.
Contractual maturities of time certificates of deposit at December 31, 2018 are summarized below:
Within 1 year	$102,311
1 – 2 years	31,670
2 – 3 years	7,964
3 – 4 years	9,549
4 – 5 years	4,202
Total	$155,696

9.
Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock
The Company is a member of the FHLB. At December 31, 2018 and 2017, the Company had access to a preapproved secured line of credit with the FHLB of  $441,134 and $370,974, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31,

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

2018 and 2017, the Company had pledged assets of  $145,805 and $25,608, respectively. At December 31, 2018 and 2017, the Company had outstanding overnight line of credit balances with FHLB of  $0 and $14,900, respectively. These borrowings mature the following business day. The interest rate was 1.53% at December 31, 2017. At December 31, 2018, the Company also had structured borrowings in the amount of $31,598. The outstanding principal amounts and the related terms and rates at December 31, 2018 were as follows:
Term	Principal	Maturity	Rate	Due in one year	Long term
5 month bullet	$10,000	February 26, 2019	2.64%	$10,000	$—
1 year amortizing	2,516	May 15, 2019	2.50%	2,516	—
1 year amortizing	2,932	June 7, 2019	2.53%	2,932	—
2 year amortizing	3,776	May 15, 2020	2.78%	2,500	1,276
2 year amortizing	3,981	June 8, 2020	2.76%	2,494	1,487
3 year amortizing	8,393	May 17, 2021	2.92%	3,284	5,109
Total	$31,598	Weighted Average Rate	2.72%	$23,726	$7,872

At December 31, 2017, the Company did not have any structured advances with the FHLB.
The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2018 or 2017.
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
The subordinated debt securities of  $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (4.800% at December 31, 2018 and 3.454% at December 31, 2017) mature on May 23, 2035.
Other Borrowings
In December 2018 the Company entered into an agreement with Atlantic Community Bankers Bank to provide it with a $5,000 bank holding company line of credit at a rate equal to the Wall Street Journal prime rate of interest, floating, plus 0.50%. The term of this line is the earlier of the closing of the reorganization or 90 days from the loan closing. The purpose of the line was to provide short term availability of funds which strategically would be down-streamed to the Bank to be used as capital to support year end capital ratios that were impacted by the reorganization and stock offering (refer to Note 18). After the closing of the offering, the facility will convert to Rhinebeck Bancorp, Inc. and remain in place for backstop liquidity purposes. At December 31, 2018, the Company had $5,000 of advances outstanding.
The Company also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2018 and 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

10.
Income Taxes

The components of the provision for income taxes are as follows:
	Years Ended December 31,
	2018	2017
Current expense (benefit):
Federal	$900	$1,740
State	12	(61)
Total	912	1,679
Deferred expense:
Federal	102	1,919(1)
Total provision for income taxes	$1,014	$3,598

(1)
Includes $1,870 due to 2017 remeasurement of our net deferred tax asset in connection with the federal rate change as part of the 2017 Tax Act.

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2018) and 34% (2017) and the Company’s actual income tax expense and rate:
	Years ended December 31,
	2018		2017
Provision at statutory rate	$1,128	21%	$2,244	34%
Tax exempt income	(92)	(1%)	(170)	(3%)
State income taxes, net of federal income tax benefit	18	0%	23	1%
Write-off of deferred tax assets due to tax reform	—	0%	1,870	28%
Tax basis difference on sale of B&N	—	0%	(295)	(5%)
Other, net	(40)	(1%)	(74)	0%
Effective income tax and rate	$1,014	19%	$3,598	55%

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:
	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,794	$1,473
Deferred expenses	783	717
Depreciation and amortization	—	105
Unrecognized pension liability	1,179	1,232
Postretirement liability	914	901
Deferred loss on OREO	187	83
Unrealized loss on securities	685	617
State tax NOLs	779	647
Other	134	232
Gross deferred tax assets	6,455	6,007
Deferred tax liabilities:
Prepaid expenses	(241)	(181)
Prepaid pension	(1,305)	(1,148)
Deferred loan fees	(170)	(65)
Depreciation and amortization	(105)	—
Mortgage servicing rights	(615)	(610)
Gross deferred tax liabilities	(2,436)	(2,004)
Net deferred tax asset	4,019	4,003
Deferred tax valuation allowance	(1,085)	(982)
Deferred tax assets, net of allowance	$2,934	$3,021

The 2015 – 16 New York Tax State (“NYS”) Budget enacted on March 31, 2015 contained a significant reform of NYS’s corporate tax system (Part A of Chapter 59 of the Laws of 2015). The budget enacted on April 13, 2016 presented technical and clarifying amendments to the previously enacted tax reform statutes (Part T of Chapter 59 of the Laws of 2016) which were effective for tax years effective on or after January 1, 2016.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

Retained earnings at December 31, 2018 and 2017 include a contingency reserve for loan losses of $1,534 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of  $414 at December 31, 2018 and $614 at December 31, 2017 have not been recognized.
11.
Employee Benefits

Pension Plan
The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:
	Years ended December 31,
	2018	2017
Projected and accumulated benefit obligation	$(18,241)	$(19,777)
Plan assets at fair value	17,459	18,166
Funded status included in other liabilities	$(782)	$(1,611)

Amounts recognized in accumulated other comprehensive loss consisted of the following:
	Years ended December 31,
	2018	2017
Net actuarial loss	$5,616	$5,864

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:
	Years ended December 31,
	2018	2017
Interest cost	$689	$717
Expected return on plan assets	(1,074)	(988)
Amortization of unrecognized loss	374	347
Net periodic (benefit) cost	$(11)	$76

In 2018 and 2017, net actuarial (gain) loss resulted primarily from changes in the discount rate.
Estimated net actuarial loss of  $359 will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2018. Weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:
	Years ended December 31,
	2018	2017
Discount rate	4.14%	3.53%
Rate of compensation increase	N/A	N/A

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:
	Years ended December 31,
	2018	2017
Discount rate	3.53%	4.06%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A
The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.
As of December 31, 2018, the investment funds include six equity funds, three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. At December 31, 2017, the investment funds included five equity funds, three bond funds and a taxable money market fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.
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
The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$—	$13,638	$—	$13,638
Equity	—	3,821	—	3,821
Total assets at fair value	$—	$17,459	$—	$17,459

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$—	$10,136	$—	$10,136
Equity	—	8,030	—	8,030
Total assets at fair value	$—	$18,166	$—	$18,166

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Employer contributions and benefit payments are as follows:
	Year ended December 31,
	2018	2017
Employer Contribution	$570	$—
Benefits paid	$453	$429

As of December 31, 2018 the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Fiscal Year Ending	Pension Benefits
2019	$594
2020	665
2021	694
2022	725
2023	744
2024 – 2028	4,512
On August 14, 2018, the Company made a contribution to the plan in the amount of  $570. The contribution was made to reduce the underfunded status of the plan and realize a higher tax deduction before the decrease of the federal tax rate in 2018.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $782 and $686 for the years ended December 31, 2018 and 2017, respectively.
Bank Owned Life Insurance
The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and trustees. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of  $18,018 and $17,577 at December 31, 2018 and 2017, respectively. Net earnings on these policies aggregated $401 and $460 for the years ended December 31, 2018 and 2017, respectively, which are included in noninterest income in the consolidated statements of income.
Deferred Compensation Arrangements
Trustees’ Plan
The Company’s 1991 Plan (the “Trustees’ Plan”) covers Trustees who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

thereon, will be paid out. At December 31, 2018 and 2017, $1,687 and $1,648, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan years ended December 31, 2018 and 2017 were $129 and $62, respectively, which are included in noninterest expense in the consolidated statements of income.
Executive Long-Term Incentive and Retention Plan
The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Trustees and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Trustees may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Trustees based on the attainment of criteria established annually by the Board of Trustees. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Trustees. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Trustees, which ranges from one to five years of service. At December 31, 2018 and 2017, $975 and $813, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of  $177 and $76 for the years ended December 31, 2018 and 2017, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.
Group Term Replacement Plan
Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,276 and $1,260, respectively, at December 31, 2018 and 2017. The Company recognized expenses of  $16 and $71 for the years ended December 31, 2018 and 2017, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.
Other Director and Officer Postretirement Benefits
The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,108 and $2,078, respectively, at December 31, 2018 and 2017. The Company recognized expenses of  $94 and $292 for the years ended December 31, 2018 and 2017, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.
12.
Commitments and Contingencies

Leases and Subleases
The Company leases certain branch offices and equipment under operating lease agreements which expire at various dates through 2025. The Company has the option to renew the leases for its branch offices at fair rental values. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

As of December 31, 2018, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:
Years ending December 31:
2019	$673
2020	641
2021	564
2022	509
2023	486
2024 and beyond	477
Total	$3,350

Total rental expense charged to operations for cancelable and non-cancelable operating leases were $642 and $626 for the years ended December 31, 2018 and 2017, respectively. Rental income under subleases was $297 and $319 for the years ended December 31, 2018 and 2017, respectively.
Legal Matters
The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:
	Years ended December 31,
	2018	2017
Commitments to extend credit summarized as follows:
Future loan commitments	$3,157	$3,805
Undisbursed construction loans	16,289	7,175
Undisbursed home equity lines of credit	9,532	11,185
Undisbursed commercial and other line of credit	50,773	60,897
Standby letters of credit	1,785	3,429
Total	$81,536	$86,491

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
The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.
14.
Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. Banks (BASEL III) became effective for the Company and Bank on January 1, 2016. Compliance with the requirements was phased in over a four year period with full compliance as of January 1, 2019. All presented capital ratios are calculated using BASEL III rules.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then, which management believes have changed the Bank’s category.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The Company’s and Bank’s actual capital amounts and ratios were:
	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	December 31, 2018
Rhinebeck Bancorp, MHC
Total capital (to risk-weighted assets)	$71,243	9.71%	$58,707	8.00%	$73,383	10.00%
Tier 1 capital (to risk-weighted assets)	64,597	8.80%	44,030	6.00%	58,707	8.00%
Common equity tier one capital (to risk weighted assets)	64,597	8.80%	33,023	4.50%	47,699	6.50%
Tier 1 capital (to average assets)	64,597	7.63%	33,849	4.00%	42,311	5.00%
Rhinebeck Bank
Total capital (to risk-weighted assets)	$81,222	11.07%	$58,694	8.00%	$73,368	10.00%
Tier 1 capital (to risk-weighted assets)	74,576	10.16%	44,021	6.00%	58,694	8.00%
Common equity tier one capital (to risk weighted assets)	74,576	10.16%	33,016	4.50%	47,689	6.50%
Tier 1 capital (to average assets)	74,576	8.80%	33,901	4.00%	42,376	5.00%

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Cash and Due from Banks, Accrued Interest Receivable and Mortgagors’ Escrow Accounts
The carrying amount is a reasonable estimate of fair value.
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
FHLB Stock
The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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
Advances from the FHLB
The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.
Subordinated Debt
Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.
Other Borrowings
Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.
Off-Balance-Sheet Instruments
Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Such amounts are not significant.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
U.S. Treasury securities	$2,971	$2,971	$—	$—
U.S. government agency mortgage-backed securities – residential	80,216	—	80,216	—
U.S. government agency securities	16,468	—	16,468	—
Municipal securities	1,232	—	1,232	—
Other	425	—	425	—
Total	$101,312	$2,971	$98,341	$—

	December 31, 2017
U.S. Treasury securities	$3,001	$3,001	$—	$—
U.S. government agency mortgage-backed securities – residential	91,389	—	91,389	—
U.S. government agency securities	16,526	—	16,526	—
Municipal securities	2,386	—	2,386	—
Total	$113,302	3,001	$110,301	$—

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2018
Impaired loans	$128	$—	$—	$128
Other real estate owned	935	—	—	935
Total	$1,063	$—	$—	$1,063

	December 31, 2017
Impaired loans	$760	$—	$—	$760
Other real estate owned	773	—	—	773
Total	$1,533	$—	$—	$1,533

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:
	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$128	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%
Other real estate owned	935	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%
December 31, 2017
Impaired loans	$760	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%
Other real estate owned	773	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%

(1)
Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.

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
The estimated fair value amounts for 2018 and 2017 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.
The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:
	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 2)	$50,590	$50,590	$10,460	$10,460
Available for sale securities (Level 2)	101,312	101,312	113,302	113,302
Held to maturity securities (Level 2)	—	—	1,914	1,928
FHLBNY stock (Level 2)	1,883	1,883	1,108	1,108
Loans, net (Level 3)	678,402	674,287	566,178	565,765
Accrued interest receivable (Level 2)	2,523	2,523	2,149	2,149
Mortgage servicing rights (Level 3)	2,278	4,667	2,260	4,122
Financial Liabilities:
Deposits (Level 2)	684,418	683,163	650,105	649,517
Mortgagors escrow accounts (Level 2)	7,725	7,725	7,284	7,284
FHLBNY advances (Level 2)	31,598	31,598	14,900	14,900
Subordinated debt and other borrowings (Level 2)	10,155	10,155	5,155	5,155
16.
Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:
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

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

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

17.
Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017, is as follows:
	Accumulated Other Comprehensive Loss(1)
	Defined Benefit Pension Plan	Unrealized Losses on available for sale securities	Total
Balance at December 31, 2017	$(534)	$(6,421)	$(6,955)
Other comprehensive loss before reclassifications	(100)	(271)	(371)
Amounts reclassified from accumulated other comprehensive loss	295	19	314
Period change	195	(252)	(57)
Balance at December 31, 2018	$(339)	$(6,673)	$(7,012)
Balance at December 31, 2016	$(316)	$(4,953)	$(5,269)
Other comprehensive loss before reclassifications	(447)	(342)	(789)
Amounts reclassified from accumulated other comprehensive loss	229	18	247
Period change	(218)	(324)	(542)
Reclassification of certain income tax effects from other comprehensive loss		(1,144)	(1,144)
Balance at December 31, 2017	$(534)	$(6,421)	$(6,955)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0 % in Fiscal 2018 and 34.0% in Fiscal 2017.

Rhinebeck Bancorp, MHC and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
(Dollars in thousands)

Details about accumulated other comprehensive loss components are as follows:
	Amount Reclassified from Accumulated Other Comprehensive Loss For the Year Ended December 31,		Affected Line Item in the Consolidated Statement of Income
	2018	2017
Securities available for sale(1):
Net securities losses reclassified into earnings	$(22)	$(27)	Gain on sale of investments, net
Related income tax expense	4	9	Income taxes
Net effect on accumulated other other comprehensive loss for the period	(18)	(18)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(374)	(347)	Compensation and employee benefits
Related income tax expense	78	118	Income taxes
Net effect on accumulated other other comprehensive loss for the period	(296)	(229)
Total reclassifications for the period	$(314)	$(247)

(1)
For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”

(2)
Included in the computation of net periodic pension cost. See Note 11, “Employee Benefits” for additional details.

18.
Subsequent Events

On January 15, 2019, the Bank paid $5.1 million in dividends to the Company.
On January 16, 2019, Rhinebeck Bancorp, Inc., (NASDAQ: RBKB) became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank and Company into a two-tier mutual holding company form of organization. Rhinebeck Bancorp, Inc. sold 4,787,315 shares of common stock at a price of  $10.00 per share, for net proceeds of  $46.1 million, and issued 6,345,975 shares to the Company in exchange for certain assets of the Company (including all of the stock of its subsidiary trust and associated subordinated debentures) and its interest in the Bank. Additionally, the remaining amount of subscription proceeds received and recorded as a liability on December 31, 2018, was refunded to subscribers. As stated in the Plan, the Bank established an ESOP which purchased 436,425 shares. The Company presently owns 57% of the common stock of Rhinebeck Bancorp, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RHINEBECK BANCORP, INC.
March 26, 2019	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Michael J. Quinn Michael J. Quinn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2019
/s/ Michael J. McDermott Michael J. McDermott	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2019
/s/ Louis Tumolo, Jr. Louis Tumolo, Jr.	Chairman of the Board	March 26, 2019
/s/ Frederick Battenfeld Frederick Battenfeld	Director	March 26, 2019
/s/ Christopher W. Chestney Christopher W. Chestney	Director	March 26, 2019
/s/ Freddimir Garcia Freddimir Garcia	Director	March 26, 2019
/s/ William C. Irwin William C. Irwin	Director	March 26, 2019
/s/ Shannon Martin LaFrance Shannon Martin LaFrance	Director	March 26, 2019
/s/ Suzanne Rhulen-Loughlin Suzanne Rhulen-Loughlin	Director	March 26, 2019