Form 10-Q
period 2019-03-31
Rhinebeck Bancorp, Inc.
filed 2019-05-14
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RBKB	The NASDAQ Stock Market, LLC

As of May 1, 2019, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

Rhinebeck Bancorp, Inc. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Rhinebeck Bank in connection with the reorganization of Rhinebeck Bank and its mutual holding company, Rhinebeck Bancorp, MHC, into the two-tier mutual holding company structure. The reorganization was completed on January 16, 2019. Prior to January 16, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results and financial position of Rhinebeck Bancorp, MHC and Rhinebeck Bank for any period prior to January 16, 2019.

 The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, MHC and Rhinebeck Bank at and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 29, 2019.

PART 1 — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$15,439	$50,590
Available for sale securities (at fair value)	109,395	101,312
Loans receivable (net of allowance for loan losses of $7,183 and $6,646, respectively)	706,882	678,402
Federal Home Loan Bank stock	3,919	1,883
Accrued interest receivable	2,782	2,523
Cash surrender value of life insurance	18,118	18,018
Deferred tax assets (net of valuation allowance of $1,123 and $1,085, respectively)	2,776	2,934
Premises and equipment, net	16,955	17,040
Other real estate owned	1,633	1,685
Goodwill	1,410	1,410
Intangible assets, net	273	284
Other assets	5,181	6,342

Total assets	$884,763	$882,423
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing	$159,626	$171,829
Interest bearing	524,398	512,589
Total deposits	684,024	684,418

Mortgagors' escrow accounts	6,311	7,725
Advances from the Federal Home Loan Bank	76,845	31,598
Subordinated debt	5,155	5,155
Other borrowings	-	5,000
Subscription offering proceeds	-	79,142
Accrued expenses and other liabilities	9,643	10,108
Total liabilities	781,978	823,146

Stockholders' Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, 0 issued)	-	-
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	-
Additional paid-in capital	(21)	100
Unallocated common stock held by the employee stock ownership plan ("ESOP")	(4,364)	-
Retained earnings	112,975	66,189
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(1,535)	(2,576)
Defined benefit pension plan, net of taxes	(4,381)	(4,436)
Total accumulated other comprehensive loss	(5,916)	(7,012)
Total stockholders' equity	102,785	59,277

Total liabilities and stockholders' equity	$884,763	$882,423

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Interest and Dividend Income
Interest and fees on loans	$8,715	$6,750
Interest and dividends on securities	608	599
Other income	35	4
Total interest and dividend income	9,358	7,353
Interest Expense
Interest expense on deposits	1,382	829
Interest expense on borrowings	406	133
Total interest expense	1,788	962
Net interest income	7,570	6,391
Provision for loan losses	780	525
Net interest income after provision for loan losses	6,790	5,866

Noninterest Income
Service charges on deposit accounts	698	594
Net realized loss on sales and calls of securities	-	(1)
Net gain on sales of loans	56	148
Increase in cash surrender value of life insurance	100	99
Other real estate owned income	10	10
Investment advisory income	213	148
Other	187	250
Total noninterest income	1,264	1,248

Noninterest Expenses
Salaries and employee benefits	3,888	3,484
Occupancy	895	902
Data processing	307	274
Professional fees	266	194
Advertising	155	180
FDIC deposit insurance and other insurance	141	175
Other real estate owned expense	39	57
Amortization of intangible assets	11	11
Other	1,216	1,089
Total noninterest expenses	6,918	6,366
Income before income taxes	1,136	748
Provision for income taxes	225	132

Net income	$911	$616

Earnings per common share:
Basic	$0.09	$-
Diluted	$0.09	$-

Weighted average shares outstanding	10,699,592	-

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)

Net Income	$911	$616

Other Comprehensive Income (Loss):

Unrealized holding gains (losses) arising during the period	1,317	(1,359)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	-	(1)

Net unrealized gains (losses) on available for sale securities	1,317	(1,360)

Tax effect (a)	(276)	286

Unrealized gains (losses) on available for sale securities, net of tax	1,041	(1,074)

Defined benefit pension plan:
Actuarial loss arising during the period	(20)	-
Reclassification adjustment for amortization of net actuarial loss (b)	90	-

Total	70	-

Tax effect (c)	(15)	-

Defined benefit pension plan gain, net of tax	55	-

Other comprehensive income (loss)	1,096	(1,074)

Total Comprehensive Income (Loss)	$2,007	$(458)

(a) - Includes $0 for the three months ended March 31, 2019 and 2018 for tax effect of realized gains and losses which are included in the provision for income taxes on the consolidated statements of income.

(b) - Included in salaries and benefits on the consolidated statements of income.

(c) - Includes $19 for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018 for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$-	$100	$-	$61,832	$(6,955)	$54,977

Net income	-	-	-	616	-	616
Other comprehensive loss	-	-	-	-	(1,074)	(1,074)

Balance at March 31, 2018 (unaudited)	$-	$100	$-	$62,448	$(8,029)	$54,519

Balance at December 31, 2018	$-	$100	$-	$66,189	$(7,012)	$59,277

Net income	-	-	-	911	-	911
Other comprehensive income					1,096	1,096
Common Stock and proceeds of offering	111	(121)		45,875	-	45,865
Unallocated common stock held by ESOP	-	-	(4,364)	-	-	(4,364)

Balance at March 31, 2019 (unaudited)	$111	$(21)	$(4,364)	$112,975	$(5,916)	$102,785

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash Flows From Operating Activities
Net income	$911	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	2,943	3,907
Net realized loss on sales and calls of securities	-	1
Provision for loan losses	780	525
Loans originated for sale	(8,318)	(6,337)
Proceeds from sale of loans	7,303	7,957
Net gain on sale of loans	(56)	(148)
Amortization of intangible assets	11	11
Depreciation and amortization	321	287
Deferred income tax expense	(133)	(47)
Increase in cash surrender value of insurance	(100)	(99)
(Increase) decrease in accrued interest receivable	(259)	484
Decrease (increase) in other assets	1,161	(216)
Increase (decrease) in accrued expenses and other liabilities	5,045	(72)
Net cash (used in) provided by operating activities	9,609	6,869

Cash Flows from Investing Activities
Proceeds from sales and calls of securities	-	375
Purchases of securities	(9,709)	-
Net purchases of FHLB Stock	(2,036)	(139)
Net increase in loans	(28,189)	(15,138)
Purchases of bank premises and equipment	(235)	(81)
Proceeds from sale of other real estate owned	51	-
Net cash used in investing activities	(40,118)	(14,983)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(18,931)	1,968
Net increase in time deposits	18,537	5,113
Decrease in mortgagors' escrow accounts	(1,414)	(1,055)
Net increase in short-term debt	43,683	3,100
Net decrease in long-term debt	(3,436)	-
Return of unfulfilled subscriptions	(41,073)	-
Offering expenses	(1,887)	-
Return of capital to Rhinebeck Bancorp, MHC	(121)	-
Net cash provided by financing activities	(4,642)	9,126
Net (decrease) increase in cash and due from banks	(35,151)	1,012

Cash and Due from Banks
Beginning balance	50,590	10,460
Ending balance	$15,439	$11,472

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest	$1,758	$965

Income taxes	$6	$12

Noncash Investing and Financing Activities

Unrealized holding gain (loss) on available for sale securities arising during the period	$1,317	$(1,360)

Decrease in defined benefit plan liability included in other comprehensive loss	$(70)	$-

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

1.	Nature of Business and Significant Accounting Policies

The consolidated financial statements include the accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. As a result of the reorganization, the consolidation refers to the Company and the Bank for the March 31, 2019 period and Rhinebeck Bancorp, MHC and the Bank for the 2018 periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial and industrial and commercial real estate loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, automobiles, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, past experience with the borrower, the nature of the collateral, competitive offerings and/or the term of the loan.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated at least quarterly or when credit deficiencies arise, such as when loan payments are delinquent. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $640 and $526 on March 31, 2019 and December 31, 2018, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Mortgage service rights are recorded at fair value and amortized over the life of the loan.

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

Mortgage Servicing Assets

Mortgage servicing assets are recognized as separate assets developed through the sale of mortgages. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain or loss on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to and over the period of the estimated future net servicing income of the underlying financial assets.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned (“OREO”) included $935 and $935 of residential real estate and $698 and $750 of commercial property at March 31, 2019 and December 31, 2018, respectively.

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

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. These assets are amortized on a straight-line basis over the related estimated lives of 13 years and 4 months. In the presence of certain circumstances, intangible assets may be assessed for impairment as well. Impairment exists when carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liabilities for uncertain tax positions at March 31, 2019 and December 31, 2018.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as an additional provision for income taxes in the consolidated statements of income.

Comprehensive Income or Loss

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the net actuarial gain or loss of the defined benefit pension plan, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income or loss.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Impact of Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company used the modified retrospective method for transition with the cumulative effect recognized as of the date of initial application with no restatement of prior periods. The adoption did not have a material effect on the Company’s financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to current revenue recognition practices. See Note 15 for additional information related to the adoption of ASU No. 2014-09.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 for public companies, but the Company will have until the first quarter of 2020 to adopt due to its emerging growth company status. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements and collecting the data necessary for that assessment and adoption.

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for the Company in 2021. Early adoption is permitted in 2019. The Company is currently assessing the effect that ASU No. 2016-13 will have on its consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

Effective January 1, 2019, the Company adopted ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This update expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. The Company has not and does not expect to engage in this type of compensation practice, and therefore this update did not and likely will not, have an effect on the Company.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Accordingly, the Company's consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the recent accounting standards reflect those that relate to non-issuer companies.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. Treasury securities	$3,033	$-	$(43)	$2,990
U.S. government agency mortgage-backed securities-residential	89,740	115	(1,746)	88,109
U.S. government agency securities	16,914	-	(282)	16,632
Municipal securities ¹	1,229	12	-	1,241
Other	423	-	-	423
Total	$111,339	$127	$(2,071)	$109,395

	December 31, 2018

U.S. Treasury securities	$3,036	$-	$(65)	$2,971
U.S. government agency mortgage-backed securities-residential	82,965	8	(2,757)	80,216
U.S. government agency securities	16,919	-	(451)	16,468
Municipal securities ¹	1,228	4	-	1,232
Other	425	-	-	425
Total	$104,573	$12	$(3,273)	$101,312

¹ The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			March 31, 2019
	(unaudited)
U.S. Treasury securities	$-	$-	$2,990	$(43)	$2,990	$(43)
U.S. government agency mortgage-backed securities-residential	-	-	72,050	(1,746)	72,050	(1,746)
U.S. government agency securities	-	-	16,632	(282)	16,632	(282)
Total	$-	$-	$91,672	$(2,071)	$91,672	$(2,071)

			December 31, 2018
U.S. Treasury securities	$-	$-	$2,971	$(65)	$2,971	$(65)
U.S. government agency mortgage-backed securities-residential	1,669	(4)	76,586	(2,753)	78,255	(2,757)
U.S. government agency securities	0	0	16,468	(451)	16,468	(451)
Total	$1,669	$(4)	$96,025	$(3,269)	$97,694	$(3,273)

At March 31, 2019 and December 31, 2018, the Company had 92 and 96 individual available-for-sale securities with unrealized losses totaling $2,071 and $3,273, respectively, with an aggregate depreciation of 2.26% and 3.35%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The amortized cost and fair value of available for sale debt securities at March 31, 2019 and December 31, 2018, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Maturity:
Within 1 year	$1,221	$1,213	$1,221	$1,210
After 1 but within 5 years	17,246	16,933	17,253	16,780
After 5 but within 10 years	1,975	1,972	1,975	1,945
After 10 years	734	745	734	736
Total Maturities	21,176	20,863	21,183	20,671

Mortgage-backed securities	89,740	88,109	82,965	80,216
Other	423	423	425	425

Total	$111,339	$109,395	$104,573	$101,312

At March 31, 2019 and December 31, 2018, available for sale securities with a carrying value of $26,837 and $27,465, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition $1,191 and $1,032 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York.

Proceeds from the sale of available for sale securities and calls aggregated $2,113 with $22 in gross losses realized for the year ended December 31, 2018. There were no sales of available for sale securities during the three months ended March 31, 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

3.	Loans and allowance for loan losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Commercial real estate loans:
Construction	$9,131	$12,870
Non-residential	206,736	197,499
Multi-family	18,495	12,661
Residential real estate loans	40,793	43,534
Commercial loans:	83,655	83,203
Consumer loans:
Indirect automobile	316,866	297,144
Home equity	19,132	19,269
Other consumer	10,639	10,826

Total gross loans	705,447	677,006

Net deferred loan costs	8,618	8,042
Allowance for loan losses	(7,183)	(6,646)

Total net loans	$706,882	$678,402

At March 31, 2019 and December 31, 2018, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $184 and $888, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk system:

	March 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(unaudited)
Commercial real estate:
Construction	$9,131	$-	$-	$-	$9,131
Non-residential	196,250	6,804	3,682	-	206,736
Multifamily	18,102	-	393	-	18,495
Residential	38,510	-	-	2,283	40,793
Commercial and industrial	81,925	696	1,034	-	83,655
Consumer:
Indirect automobile	316,342	-	-	524	316,866
Home equity	18,939	-	-	193	19,132
Other consumer	10,635	-	-	4	10,639

Total	$689,834	$7,500	$5,109	$3,004	$705,447

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate:
Construction	$12,870	$-	$-	$-	$12,870
Non-residential	186,020	6,840	4,639	-	197,499
Multifamily	12,261	-	400	-	12,661
Residential	41,249	-	-	2,285	43,534
Commercial and industrial	81,111	965	1,124	3	83,203
Consumer:
Indirect automobile	296,692	-	-	452	297,144
Home equity	19,071	-	-	198	19,269
Other consumer	10,816	-	-	10	10,826

Total	$660,090	$7,805	$6,163	$2,948	$677,006

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
	(unaudited)
Commercial real estate:
Construction	$9,131	$-	$-	$-	$9,131	$-
Non-residential	201,853	2,128	248	2,507	206,736	2,507
Multifamily	18,124	72	299	-	18,495	-
Residential	39,587	120	526	560	40,793	2,208
Commercial and industrial	83,329	326	-	-	83,655	280
Consumer:
Indirect automobile	311,512	4,271	585	498	316,866	524
Home equity	18,269	493	275	95	19,132	192
Other consumer	10,397	236	2	4	10,639	4

Total	$692,202	$7,646	$1,935	$3,664	$705,447	$5,715

	December 31, 2018
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$12,870	$-	$-	$-	$12,870	$-
Non-residential	193,273	1,466	253	2,507	197,499	2,507
Multifamily	12,487	174	-	-	12,661	-
Residential	42,083	305	615	531	43,534	2,208
Commercial and industrial	82,992	206	1	4	83,203	297
Consumer:
Indirect automobile	291,369	4,429	915	431	297,144	452
Home equity	18,905	264	-	100	19,269	198
Other consumer	10,601	186	29	10	10,826	10

Total	$664,580	$7,030	$1,813	$3,583	$677,006	$5,672

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following tables summarize information in regards to impaired loans by loan portfolio class:

	March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:	(unaudited)
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	2,507	2,601	-	2,507
Multifamily	-	-	-	-
Residential	2,208	2,515	-	2,246
Commercial and industrial	280	409	-	289
Consumer:
Indirect automobile	337	392	-	305
Home equity	192	208	-	195
Other consumer	4	4	-	7

Total	$5,528	$6,129	$-	$5,549

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	-	-	-	-
Multifamily	-	-	-	-
Residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer:
Indirect automobile	187	208	65	183
Home equity	-	-	-	-
Other consumer	-	-	-	-

Total	$187	$208	$65	$183

Total:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	2,507	2,601	-	2,507
Multifamily	-	-	-	-
Residential	2,208	2,515	-	2,246
Commercial and industrial	280	409	-	289
Consumer:
Indirect automobile	524	600	65	488
Home equity	192	208	-	195
Other consumer	4	4	-	7

Total	$5,715	$6,337	$65	$5,732

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	2,507	2,601	-	3,023
Multifamily	-	-	-	-
Residential	2,208	2,523	-	2,196
Commercial and industrial	297	421	-	758
Consumer:
Indirect automobile	274	320	-	242
Home equity	198	211	-	158
Other consumer	10	10	-	5

Total	$5,494	$6,086	$-	$6,945

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	-	-	-	451
Multifamily	-	-	-	-
Residential	-	-	-	-
Commercial and industrial	-	-	-	9
Consumer:
Indirect automobile	178	191	50	205
Home equity	-	-	-	-
Other consumer	-	-	-	2

Total	$178	$191	$50	$667

Total:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	2,507	2,601	-	3,474
Multifamily	-	-	-	-
Residential	2,208	2,523	-	2,196
Commercial and industrial	297	421	-	767
Consumer:
Indirect automobile	452	511	50	447
Home equity	198	211	-	158
Other consumer	10	10	-	7

Total	$5,672	$6,277	$50	$7,612

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At March 31, 2019 and December 31, 2018, three loans totaling $1,745 and the same three loans totaling $1,774, respectively, included in impaired loans, were identified as TDRs. There were no new TDRs in the first quarter of 2019. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of $117, which included both rate and term modifications. At March 31, 2019 and December 31, 2018, all TDR loans were performing in accordance with their restructured terms. During the year ended December 31, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At March 31, 2019 and December 31, 2018, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $257,439 and $255,892 as of March 31, 2019 and December 31, 2018, respectively.

The balance of capitalized servicing rights, included in other assets at March 31, 2019 and December 31, 2018, were $2,246 and $2,278, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended March 31, 2019 and the year ended December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial Real Estate	Residential	Commercial and Industrial	Indirect	Consumer	Totals
	Three months ended March 31, 2019
Allowance for loan losses:	(unaudited)
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision (credit) for loan losses	79	(35)	37	703	(4)	780
Loans charged-off	-	-	(5)	(495)	(6)	(506)
Recoveries	-	1	1	257	4	263
Ending balance	$1,159	$286	$1,575	$3,380	$783	$7,183
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$65	$-	$65
Collectively evaluated for impairment	$1,159	$286	$1,575	$3,315	$783	$7,118
Loan receivables:
Ending balance	$234,362	$40,793	$83,655	$316,866	$29,771	$705,447
Ending balance:

Individually evaluated for impairment	$2,507	$2,283	$280	$524	$196	$5,790
Collectively evaluated for impairment	$231,855	$38,510	$83,375	$316,342	$29,575	$699,657

	Commercial Real Estate	Residential	Commercial and Industrial	Indirect	Consumer	Totals
	Three months ended March 31, 2018
Allowance for loan losses:	(unaudited)
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
Provision (credit) for loan losses	(105)	6	(13)	570	67	525
Loans charged-off	(303)	-	(19)	(373)	(8)	(703)
Recoveries	-	1	103	230	7	341
Ending balance	$897	$462	$950	$2,577	$734	$5,620
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$75	$-	$75
Collectively evaluated for impairment	$897	$462	$950	$2,502	$734	$5,545
Loan receivables:
Ending balance	$215,899	$41,482	$68,328	$223,653	$29,895	$579,257
Ending balance:

Individually evaluated for impairment	$6,354	$2,357	$1,154	$448	$398	$10,711
Collectively evaluated for impairment	$209,545	$39,125	$67,174	$223,205	$29,497	$568,546

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

	Commercial Real Estate	Residential	Commercial and Industrial	Indirect	Consumer	Totals
	December 31, 2018
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
Provision (credit) for loan losses	(45)	(140)	578	1,539	168	2,100
Loans charged-off	(303)	-	(37)	(1,607)	(66)	(2,013)
Recoveries	123	5	122	833	19	1,102
Ending balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$50	$-	$50
Collectively evaluated for impairment	$1,080	$320	$1,542	$2,865	$789	$6,596
Loan receivables:
Ending balance	$223,030	$43,534	$83,203	$297,144	$30,095	$677,006
Ending balance:
Individually evaluated for impairment	$2,507	$2,285	$297	$452	$208	$5,749
Collectively evaluated for impairment	$220,523	$41,249	$82,906	$296,692	$29,887	$671,257

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.	Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Land	$3,536	$3,536
Buildings and improvements	23,564	23,534
Furniture, fixtures and equipment	11,749	11,708
Construction in process	215	51

Total	39,064	38,829

Less accumulated depreciation	(22,109)	(21,789)

Net	$16,955	$17,040

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

5.	Goodwill

The changes in the carrying value of goodwill are as follows:

RAM	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(unaudited)
Beginning balance	$1,410	$1,505
Impairment	-	(95)

Ending balance	$1,410	$1,410

Accumulated impairment	$1,116	$1,116

In 2018 the Company tested the goodwill recorded for RAM and determined that a write-down of $95 was required to reflect impairment due to the loss of expected revenue.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

6. Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

RAM	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(Unaudited)
Beginning balance	$284	$326
Amortization	(11)	(42)

Ending balance	$273	$284
Accumulated amortization and impairment	$674	$663

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $11 and $42 of amortization expense related to its intangible assets for the quarter ended March 31, 2019 and the year ended December 31, 2018.

At March 31, 2019, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of March 31, 2019 the future amortization expense for amortizable intangible assets for the respective years is as follows:

2019	$31
2020	42
2021	42
2022	42
2023	42
Thereafter	74

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

7. Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Noninterest bearing demand deposits	$159,626	$171,829

Interest bearing accounts:
NOW	94,698	99,715
Savings	120,786	126,822
Money market	134,681	130,356
Time certificates of deposit	174,233	155,696

Total interest bearing accounts	524,398	512,589

Total deposits	$684,024	$684,418

Included in time certificates of deposit at March 31, 2019 and December 31, 2018 were reciprocal deposits totaling $22,147 and $21,515, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $28,190 and $16,644 as of March 31, 2019 and December 31, 2018, respectively.

Contractual maturities of time certificates of deposit at March 31, 2019 are summarized below:

March 31,
2019
(unaudited)
Within 1 year	$99,290
1 - 2 years	52,321
2 - 3 years	14,366
3 - 4 years	2,908
4 - 5 years	5,348

Total	$174,233

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

8. Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2019 and December 31, 2018, the Bank had access to a preapproved secured line of credit with the FHLB of $442,413 and $441,134, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2019 and December 31, 2018, the Bank had pledged assets of $149,112 and $145,805, respectively. At March 31, 2019 and December 31, 2018, the Bank had outstanding overnight line of credit balances with FHLB of $59,800 and $0, respectively. These borrowings mature the following business day. The interest rate was 2.66% at March 31, 2019. At March 31, 2019, the Bank also had structured borrowings in the amount of $17,045. The outstanding principal amounts and the related terms and rates at March 31, 2019 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
1 year amortizing	1,262	May 15, 2019	2.50%	1,262	-
1 year amortizing	1,681	June 7, 2019	2.53%	1,681	-
2 year amortizing	3,157	May 15, 2020	2.78%	2,517	640
2 year amortizing	3,364	June 8, 2020	2.76%	2,511	853
3 year amortizing	7,581	May 17, 2021	2.92%	3,308	4,273

Total	$17,045	Weighted Average Rate	2.62%	$11,279	$5,766

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2019 or December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

Subordinated Debt

As part of the reorganization completed on January 16, 2019, the Company acquired both of the common securities and related obligations of the RSB Capital Trust I (“Trust”). The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. Trust preferred securities are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities also bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (4.651% at March 31, 2019 and 4.653% at December 31, 2018) mature on May 23, 2035.

Other Borrowings

In December 2018 Rhinebeck Bancorp, MHC entered into an agreement with Atlantic Community Bankers Bank to provide it with a $5,000 line of credit at a rate equal to the Wall Street Journal prime rate of interest plus 0.50% to provide a temporary source of additional funds. At December 31, 2018 the entire line was drawn and the funds were down-streamed to the Bank as capital to support year-end capital ratios that were impacted by the influx of cash for subscription orders related to the reorganization and stock offering. On January 15, 2019 the Bank paid a $5,100 dividend to Rhinebeck Bancorp, MHC which then paid off the borrowing. After the closing of the offering, the facility converted to Rhinebeck Bancorp, Inc. and remains in place for backstop liquidity purposes. On March 31, 2019, the Company had no amount outstanding on the line.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at March 31, 2019 and December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

9.	Income Taxes

The components of the provision for income taxes are as follows:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Current expense (benefit):
Federal	$352	$172
State	6	7
Total	358	179

Deferred expense:
Federal	(133)	(47)

Total provision for income taxes	$225	$132

The following is a reconciliation between the expected federal statutory income tax rate of 21% and the Company’s actual income tax expense and rate:

	Three Months ended March 31,
	2019		2018
	(unaudited)
Provision at statutory rate	$238	21%	$157	21%
Tax exempt income	(21)	(1)%	(24)	(3)%
State income taxes, net of federal income tax benefit	5	0%	6	1%
Other, net	3	0%	(7)	(1)%

Effective income tax and rate	$225	20%	$132	18%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at March 31, 2019 and December 31, 2018 are presented below:

	March 31,	December 31,
	2019	2018
	(unaudited)
Deferred tax assets:
Allowance for loan losses	$1,939	$1,794
Deferred expenses	829	783
Unrecognized pension liability	1,165	1,179
Postretirement liability	920	914
Deferred loss on OREO	187	187
Unrealized loss on securities	408	685
State tax NOLs	780	779
Other	151	134
Gross deferred tax assets	6,379	6,455

Deferred tax liabilities:
Prepaid expenses	(234)	(241)
Prepaid pension	(1,289)	(1,305)
Deferred loan fees	(185)	(170)
Depreciation and amortization	(166)	(105)
Mortgage servicing rights	(606)	(615)
Gross deferred tax liabilities	(2,480)	(2,436)

Net deferred tax asset	3,899	4,019

Deferred tax valuation allowance	(1,123)	(1,085)

Deferred tax assets, net of allowance	$2,776	$2,934

In management’s opinion, it is expected that in future years there will be no opportunity to reverse the New York State deferred tax assets (“DTAs”) to provide for a reduction in New York State income taxes. Therefore, management has established a full valuation allowance to recognize the fully diminished value of these DTAs.

Retained earnings at March 31, 2019 and December 31, 2018 include a contingency reserve for loan losses of $1,534 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at March 31, 2019 and December 31, 2018 have not been recognized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

10.	Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Three months ended March 31,	Year ended December 31,
	2019	2018
	(unaudited)
Projected and accumulated benefit obligation	$(18,298)	$(18,241)
Plan assets at fair value	18,704	17,459
Funded status included in other liabilities	$406	$(782)

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Three months ended March 31,	Year ended December 31,
	2019	2018
	(unaudited)
Interest cost	$185	$689
Expected return on plan assets	235	(1,074)
Amortization of unrecognized loss	90	374
Net periodic cost (benefit)	$510	$(11)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of March 31, 2019 and December 31, 2018, the investment funds included six equity funds and four fixed income funds, comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2019
	Level1	Level 2	Level 3	Total
	(unaudited)
Assets:
Investment in separate accounts
Fixed income	$-	$14,406	$-	$14,406
Equity	-	4,298	-	4,298
Total assets at fair value	$-	$18,704	$-	$18,704

	December 31, 2018
	Level1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$-	$13,638	$-	$13,638
Equity	-	3,821	-	3,821
Total assets at fair value	$-	$17,459	$-	$17,459

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

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $225 and $196 for the three months ended March 31, 2019 and 2018, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and trustees. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of $18,118 and $18,018 at March 31, 2019 and December 31, 2018, respectively. Net earnings on these policies aggregated $100 and $99 for the three months ended March 31, 2019 and 2018, respectively, which are included in noninterest income in the consolidated statements of income.

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors (the “Directors’ Plan”; as amended and restated effective January 1, 2005) covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2019 and December 31, 2018, total amounts due of $1,851 and $1,687, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan for the three months ended March 31, 2019 and 2018 were both $32, which were included in noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2019 and December 31, 2018, $991 and $975, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $137 and $113 for the three months ended March

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,290 and $1,276, respectively, at March 31, 2019 and December 31, 2018. The Company recognized expenses of $13 for each of the three month periods ended March 31, 2019 and March 31, 2018, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,116 and $2,108, respectively, at March 31, 2019 and December 31, 2018. The Company recognized expenses of $24 and $26 for the three months ended March 31, 2019 and 2018, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.5% at December 31, 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2019 was $4.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

March 31, 2019
Allocated	-
Committed to be allocated	5,455
Unallocated	430,970
Total shares	436,425

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The fair value of unallocated shares was $5.2 million at March 31, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2019 was $91.

11.	Commitments and Contingencies

Leases and Subleases

The Company leases certain branch offices and equipment under operating lease agreements which expire at various dates through 2025. The Company has the option to renew the leases for its branch offices at fair rental values. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

As of March 31, 2019, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years ending December 31:
2019	$673
2020	641
2021	564
2022	509
2023	486
2024 and beyond	477

Total	$3,350

Total rental expense charged to operations for cancelable and non-cancelable operating leases was $162 and $160 for the three months ended March 31, 2019 and 2018, respectively. Rental income under subleases was $68 and $81 for the three months ended March 31, 2019 and 2018, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

12.	Financial Instruments with Off-Balance-Sheet Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2019	2018
	(unaudited)
Commitments to extend credit summarized as follows:
Future loan commitments	$3,861	$3,157
Undisbursed construction loans	11,549	16,289
Undisbursed home equity lines of credit	9,391	9,532
Undisbursed commercial and other line of credit	57,150	50,773
Standby letters of credit	2,163	1,785

Total	$84,114	$81,536

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

13.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then, which management believes have changed the Bank's category.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The Company’s and Bank's actual capital amounts and ratios were:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2019
	(unaudited)
Rhinebeck Bancorp, Inc.
Total capital (to risk-weighted assets)	$114,202	15.05%	$60,700	8.00%	$75,875	10.00%
Tier 1 capital (to risk-weighted assets)	107,019	14.10%	45,525	6.00%	60,700	8.00%
Common equity tier one capital (to risk weighted assets)	107,019	14.10%	34,144	4.50%	49,318	6.50%
Tier 1 capital (to average assets)	107,019	12.31%	34,665	4.00%	43,331	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$105,447	13.90%	$60,705	8.00%	$75,881	10.00%
Tier 1 capital (to risk-weighted assets)	98,264	12.95%	45,528	6.00%	60,705	8.00%
Common equity tier one capital (to risk weighted assets)	98,264	12.95%	34,146	4.50%	49,323	6.50%
Tier 1 capital (to average assets)	98,264	11.34%	34,552	4.00%	43,190	5.00%

	December 31, 2018
Rhinebeck Bancorp, MHC
Total capital (to risk-weighted assets)	$71,243	9.71%	$58,707	8.00%	$73,383	10.00%
Tier 1 capital (to risk-weighted assets)	64,597	8.80%	44,030	6.00%	58,707	8.00%
Common equity tier one capital (to risk weighted assets)	64,597	8.80%	33,023	4.50%	47,699	6.50%
Tier 1 capital (to average assets)	64,597	7.63%	33,849	4.00%	42,311	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$81,222	11.07%	$58,694	8.00%	$73,368	10.00%
Tier 1 capital (to risk-weighted assets)	74,576	10.16%	44,021	6.00%	58,694	8.00%
Common equity tier one capital (to risk weighted assets)	74,576	10.16%	33,016	4.50%	47,689	6.50%
Tier 1 capital (to average assets)	74,576	8.80%	33,901	4.00%	42,376	5.00%

14.	Fair Value

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	March 31, 2019
	(unaudited)
U.S. Treasury securities	$2,990	$2,990	$-	$-
U.S. government agency mortgage-backed securities-residential	88,109	-	88,109	-
U.S. government agency securities	16,632	-	16,632	-
Municipal securities	1,241	-	1,241	-
Other	423	-	423	-

Total	$109,395	$2,990	$106,405	$-

	December 31, 2018
U.S. Treasury securities	$2,971	$2,971	$-	$-
U.S. government agency mortgage-backed securities-residential	80,216	-	80,216	-
U.S. government agency securities	16,468	-	16,468	-
Municipal securities	1,232	-	1,232	-
	425	-	425	-
Total	$101,312	2,971	$98,341	$-

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2019
	(unaudited)
Impaired loans, with specific reserves	$122	$-	$-	$122
Other real estate owned	-	-	-	-

Total	$122	$-	$-	$122

	December 31, 2018
Impaired loans, with specific reserves	$128	$-	$-	$128
Other real estate owned	935	-	-	935

Total	$1,063	$-	$-	$1,063

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	March 31, 2019
	(unaudited)
Impaired loans	$122	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%
Other real estate owned	0	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%

	December 31, 2018
Impaired loans	$128	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%

Other real estate owned	935	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2019 and 2018 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company's financial instruments were:

	March 31,		December 31,
	2019		2018
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 2)	$15,439	$15,439	$50,590	$50,590
Available for sale securities (Level 2)	109,395	109,395	101,312	101,312
FHLB stock (Level 2)	3,919	3,919	1,883	1,883
Loans, net (Level 3)	706,882	706,606	678,402	674,287
Accrued interest receivable (Level 2)	2,782	2,782	2,523	2,523
Mortgage servicing rights (Level 3)	2,246	4,284	2,278	4,667

Financial Liabilities:

Deposits (Level 2)	684,024	683,660	684,418	683,163
Mortgagors escrow accounts (Level 2)	6,311	6,311	7,725	7,725
FHLB advances (Level 2)	76,845	76,845	31,598	31,598
Subordinated debt and other borrowings (Level 2)	5,155	5,155	10,155	10,155

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

15. Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

•	Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.

•	The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•	The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed; at this time the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.

•	Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

•	Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

16.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, is as follows:

	Accumulated Other Comprehensive Loss (1)
	Defined Benefit Pension Plan	Unrealized gains (losses) on available for sale securities	Total
Balance at December 31, 2018	$(339)	$(6,673)	$(7,012)
Other comprehensive (loss) gain before reclassifications	(15)	1,041	1,025
Amounts reclassified from accumulated other comprehensive loss	70	-	71
Period change	55	1,041	1,096
Balance at March 31, 2019 (unaudited)	$(284)	$(5,632)	$(5,916)
Balance at December 31, 2017	$(534)	$(6,421)	$(6,955)
Other comprehensive loss before reclassifications	-	(1,073)	(1,073)
Amounts reclassified from accumulated other comprehensive loss	-	(1)	(1)
Period change	-	(1,074)	(1,074)
Balance at March 31, 2018 (unaudited)	$(534)	$(7,495)	$(8,029)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
	(unaudited)
Securities available for sale (1):
Net securities losses reclassified into earnings	$-	$(1)	Gain on sale of investments, net
Related income tax expense	-	-	Income taxes
Net effect on accumulated other other comprehensive loss for the period	-	(1)
Defined benefit pension plan (2):
Amortization of net loss and prior service costs	(90)	-	Compensation and employee benefits
Related income tax expense	20	-	Income taxes
Net effect on accumulated other other comprehensive loss for the period	(70)	-
Total reclassifications for the period	$(70)	$(1)

(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 10, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands)

17. Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of March 31, 2019. Earnings per share data is not applicable for the period ended March 31, 2018 because the Company had not yet been formed and had no shares outstanding.

(Dollars in thousands, except for per share data)	Three months ended March 31, 2019
(unaudited)
Net income applicable to common stock	$911

Average number of common shares outstanding	11,133,290
Less: Average unallocated ESOP shares	433,698
Average number of common shares outstanding used to calculate basic earnings per common share	10,699,592

Earnings per Common share:
Basic	$0.09
Diluted	$0.09

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Deferred Income Taxes.   At March 31, 2019, we had net deferred tax assets totaling $2,776 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal portion of its deferred tax assets. However, due to changes in New York state tax law, we do not believe we can realize our state deferred tax assets. Accordingly, we established a 100% valuation allowance against such assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 14 to the unaudited consolidated financial statements included in Item 1 of this report.

Investment Securities. Available for sale and held to maturity securities are reviewed regularly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At March 31, 2019, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets were $884.8 million at March 31, 2019, representing an increase of $2.4 million, or 0.3%, compared to $882.4 million at December 31, 2018.  The increase was primarily related to an increase in the loan portfolio and available for sale securities, which was substantially offset by a $35.2 million decrease in cash balances due primarily to the return of $41.1 million of unfilled subscriptions for Rhinebeck Bancorp, Inc.’s stock offering.

Cash and Due from Banks. Cash and due from banks decreased $35.2 million, or 69.5%, to $15.4 million at March 31, 2019 from $50.6 million at December 31, 2018. Prior to year-end, subscription receipts had temporarily increased our federal fund balances to $37.1 million.

Investment Securities Available for Sale. Investment securities available for sale increased $8.1million, or 8.0%, to $109.4 million at March 31, 2019 from $101.3 million at December 31, 2018. This increase was due primarily to purchases of mortgage backed securities of $9.7 million, a reduction of unrealized loss of $1.3 million, offset by pay-downs of $2.9 million.

Net Loans. Total loans receivable were $706.9 million at March 31, 2019, an increase of $28.5 million, or 4.2%, as compared to $678.4 million at December 31, 2018. The primary increase was in our indirect automobile portfolio, which increased $19.7 million, or 6.6%, as we continued to increase the number of dealerships in Albany and grow that line of business. Our Albany office alone increased its indirect automobile loan balances by 14.7 million or 35.5%.

Overdue loans increased $819 or 6.6% between year end and March 31, 2019 finishing at 1.85% of total loans. During the same timeframe non-performing assets rose $43 or 0.8%.

Total Liabilities.  Total liabilities decreased $41.2 million primarily due to the release of $87.1 million in net subscription offering proceeds and a $5 million line of credit pay-down, offset by an increase of $45.2 million in FHLB advances.

Deposits. Overall deposits remained substantially unchanged decreasing 0.1%, or $394 to $684.0 million at March 31, 2019.  Interest bearing accounts grew 2.3%, or $11.8 million, to $524.4 million while non-interest bearing balances decreased 7.1% or $12.2 million finishing the quarter at $159.6 million.

Borrowed Funds. Advances from the FHLB increased $45.2 million from $31.6 million at December 31, 2018 to $76.8 million at March 31, 2019, in order to supplement loan growth that exceeded deposit growth. The $5 million borrowed prior to year-end to support year end capital ratios was paid back just before the close of the stock offering in January 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Stockholders’ Equity. Stockholders' equity increased $43.5 million to $102.8 million, primarily due to proceeds from the common stock offering of $45.9 million recorded in retained earnings. At March 31, 2018, the Company’s book value per share and tangible book value per share (excluding goodwill and other tangible assets of $1.7 million from the calculation of book value) were $9.23 and $9.08, respectively. At March 31, 2019, the Company's ratio of stockholders' equity-to-total assets was 11.62%, compared to 6.72% at December 31, 2018. This ratio was positively impacted by close of the stock offering and reorganization. Unallocated common stock held by the ESOP, established with the offering and reorganization, was $4.4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

Net Income. Net income for the three months ended March 31, 2019 increased $295, or 47.9%, to $911 compared to net income of $616 for the three months ended March 31, 2018. The increase was due to increased net interest income partially offset by increased interest expense and an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $1.2 million, or 18.5%, to $7.6 million for the three months ended March 31, 2019, as compared to $6.4 million in the three months ended March 31, 2018.  The increase was largely due to increased loan income resulting from growth in our portfolio and increased yields partially offset by higher deposit and FHLB volumes and costs.  Our interest earning asset yield was 4.69% for the three months ended March 31, 2019 as compared to 4.32% for the same period in 2018, an increase of 37 basis points due to the increase in market rates and continued origination of higher-yielding automobile and commercial loans.  Production of new indirect automobile loans increased 55.2% or $18.6 million to $52.4 million while commercial loan production was up 9.7% or $1.5 million to $16.7 million quarter over quarter. Deposit and borrowing costs increased 51 basis points to 1.25% for the first three months of 2019 from 0.74% for the same period in 2018 driven by the increases in general market rates. Our net interest margin was 3.79% for the first quarter 2019, compared to 3.76% for the same period in 2018.

Interest Income. Interest income increased $2.0 million, or 27.3%, to $9.4 million for the first three months of 2019 from $7.4 million for the first three months of 2018. The increase resulted from the increase in average yields supplemented by a $119.4 million increase in average interest earning assets during the year. The increase in average interest earning assets at March 31, 2019 compared to March 31, 2018 included increases in average loan balances of $121.2 million slightly offset by a decrease in average investment securities of $6.6 million. The average yield on loans increased to 5.08% for the first three months of the year, from 4.76% for the comparable period in 2018. The average yields on investment securities increased to 2.30% for the three month period ending March 31, 2019 from 2.13% for the comparable 2018 period.

Interest Expense. Interest expense increased $826, or 85.9%, to $1.8 million for the three months ending March 31, 2019 from $962 for the comparable 2018 period, while average total interest bearing liabilities increased by $54.6 million year over year. The increase in interest expense resulted from a 51 basis point increase in the overall cost of interest bearing liabilities to 1.25% for the first quarter of 2019 from 0.74% for the first quarter of 2018 and an increase in the volume of average interest bearing liabilities had the overall effect of increasing the interest expense. Interest bearing deposit rates rose by 41 basis points to 1.08% while the rate paid on other interest bearing liabilities grew by 60 basis points to 2.57%.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the provision expense was $780 for the three months ended March 31, 2019, an increase of $255 from $525 for the three months ended March 31, 2018. The increase was a result of the current loan mix, as commercial and indirect automobile loans tend to carry a higher risk of default, as well as the continued growth in the loan portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC and New York State Department of Financial Services, as an integral part of its examination process, will periodically review our allowance for loan losses. This agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-Interest Income. Non-interest income totaled $1.3 million for the three months ended March 31, 2019, an increase of $16, or 1.3%, compared to the three months ended March 31, 2018, due primarily to a $104 increase in service charges on deposit accounts and a $65 increase in investment advisory income, offset by $92 less on net gains on sales of loans, (as the Company originated fewer mortgage loans for sale in the current higher interest rate environment), and a $63 decrease in other non-interest income mostly due to a $50 reduction in revenue from a smaller volume of mortgage service rights originated including the amortization on those rights and $14 less in rental income related to the departure of a tenant in our corporate headquarters.

 Non-Interest Expense. For the three months ended March 31, 2019, non-interest expenses increased $552 to $6.9 million, as compared to $6.4 million for the comparable 2018 period.  Salaries and employee benefits increased $404, or 11.6%, attributable to annual salary merit increases, employee benefit increases and additions to staff.   Data processing fees increased $33 or 12.0% due to general increases in overall processing volumes and the additions of new technologies. Professional fees increased $72, as the Company undertook a consulting project to improve efficiency and absorbed the additional expenses required of a public company.  Advertising was down 13.9% or $25 due mostly to timing as 2018 saw more advertising, publicity, and community support activity in that comparative quarter. Insurance expense reflected a decrease of $34 or 19.4% mainly due to a reduction in our FDIC assessment. Other real estate owned expense was $18 more in the first quarter of 2018 as we spent additional funds to make a foreclosure property more attractive for sale. Other operating expenses included an increase of $70 related to the increased indirect automobile production and $35 for appraisal and other related loan costs.

Income Taxes. Income tax provision increased by $93 for the three months ended March 31, 2019 as compared to the comparable period in 2018 as our income before income taxes increased.  Our effective tax rate for the three months ended March 31, 2019 was 20% compared to 18% for the three months ended March 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Average Balance Sheets for the Three Months Ended March 31, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(unaudited)
Assets:
Interest bearing depository accounts	$6,055	$35	2.34%	$1,260	$4	1.29%
Loans (1)	695,790	8,715	5.08%	574,604	6,750	4.76%
Marketable Securities	107,167	608	2.30%	113,792	599	2.13%
Total interest-earning assets	$809,012	$9,358	4.69%	$689,656	$7,353	4.32%

Non-interest-earning assets	52,547			53,904
Total assets	$861,559			$743,560

Liabilities and equity:
NOW accounts	$94,106	$73	0.31%	$99,670	$45	0.18%
Money market accounts	133,445	415	1.26%	127,051	213	0.68%
Savings accounts	121,735	106	0.35%	124,951	57	0.19%
Certificates of deposit	163,809	770	1.91%	142,734	496	1.41%
Total interest-bearing deposits	513,095	1,364	1.08%	494,406	811	0.67%

Escrow accounts	6,352	18	1.15%	5,942	18	1.23%
Federal Home Loan Bank advances	54,621	355	2.64%	19,982	86	1.75%
Subordinated debt	6,016	51	3.44%	5,155	47	3.70%
Other interest-bearing liabilities	66,988	424	2.57%	31,079	151	1.97%

Total interest-bearing liabilities	$580,084	$1,788	1.25%	$525,485	$962	0.74%

Non-interest-bearing deposits	163,766			153,951
Other non-interest-bearing liabilities	23,605			9,720
Total liabilities	$767,455			$689,156

Total stockholders’ equity	94,104			54,404
Total liabilities and stockholders’ equity	$861,559			$743,560
Net interest income		$7,570			$6,391
Interest rate spread			3.44%			3.58%
Net interest margin (2)			3.76%			3.76%
Average interest-earning assets to average interest-bearing liabilities			139.46%			131.24%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 March 31, 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
	(unaudited)
Interest income:
Interest bearing depository accounts	$19	$12	$31
Loans receivable	1,468	497	1,965
Marketable securities	(249)	258	9
Total interest-earning assets	1,238	767	2,005

Interest expense:
Deposits	101	452	553
Escrow accounts	1	(1)	-
Federal Home Loan Bank advances	176	93	269
Subordinated debt	8	(4)	4
Total interest-bearing liabilities	286	540	826
Net increase (decrease) in net interest income	$952	$227	$1,179

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes initial responsibility for reviewing the asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates or with shorter terms, promoting core deposit products, and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Economic Value Simulation. We analyze our sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then forecast what the EVE might be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under scenarios where interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	Net Economic Value			Net Economic Value as Percent of of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Change
	(unaudited)
400	$89,830	(24,521)	(21.4%)	11.23%	(13.8%)
300	95,767	(18,584)	(16.3%)	11.72%	(10.1%)
200	101,982	(12,369)	(10.8%)	12.20%	(6.4%)
100	108,788	(5,563)	(4.9%)	12.70%	(2.6%)
0	114,351	-	0.0%	13.03%	0.0%
(100)	$112,429	$(1,922)	(1.7%)	12.55%	(3.7%)

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will likely differ from actual results.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2019, $15.4 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $1.2 million at March 31, 2019. As of March 31, 2019, we had $17.0 million of structured borrowings outstanding from the FHLB. We have access to FHLB advances of up to $442.4 million.

At March 31, 2019, we had $84.1 million in loan commitments outstanding, which included $11.5 million in undisbursed construction loans, $9.4 million in unused home equity lines of credit, $57.1 million in commercial lines of credit, $3.9 million in future loan commitments and $2.2 million in standby letters of credit. Certificates of deposit due within one year of March 31, 2019 totaled $99.3 million, or 57.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $9.6 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $(40.1) million and $(15.0) million in the three months ended March 31, 2019 and 2018, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $28.2 million and $15.1 million in the three months ended March 31, 2019 and 2018, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $9.1 million in the quarter ended March 31, 2018. As a result of the return of unfulfilled offering subscriptions of $41.1 million we had a net cash outflow of $(4.6) million from financing activities during the quarter ended March 31, 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

We also have obligations under our post retirement plan as described in Note 10 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in 2012.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 12 of the notes to the Consolidated Financial Statements. For the three months ended March 31, 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related notes of Rhinebeck Bancorp, Inc. have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation- Management of Market Risk.”

Item 4.	Controls and Procedures

  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

PART 2 — OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2019, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

3.2	Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

4.0	Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 14, 2019	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 14, 2019	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer

