Form 10-Q
period 2019-06-30
Rhinebeck Bancorp, Inc.
filed 2019-08-14
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

YES  ☐    NO  ☒

As of August 1, 2019, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

 The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, MHC and Rhinebeck Bank at and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2019.

PART 1 — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and due from banks	$11,969	$50,590
Available for sale securities (at fair value)	111,398	101,312
Loans receivable (net of allowance for loan losses of $7,858 and $6,646, respectively)	737,293	678,402
Federal Home Loan Bank stock	3,355	1,883
Accrued interest receivable	2,874	2,523
Cash surrender value of life insurance	18,218	18,018
Deferred tax assets (net of valuation allowance of $1,190 and $1,085, respectively)	2,488	2,934
Premises and equipment, net	16,846	17,040
Other real estate owned	1,578	1,685
Goodwill	1,410	1,410
Intangible assets, net	262	284
Other assets	5,393	6,342

Total assets	$913,084	$882,423
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest bearing	$152,705	$171,829
Interest bearing	564,153	512,589
Total deposits	716,858	684,418

Mortgagors' escrow accounts	10,400	7,725
Advances from the Federal Home Loan Bank	64,541	31,598
Subordinated debt	5,155	5,155
Other borrowings	-	5,000
Subscription offering proceeds	-	79,142
Accrued expenses and other liabilities	10,573	10,108
Total liabilities	807,527	823,146

Stockholders' Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, 0 issued)	-	-
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	-
Additional paid-in capital	45,844	100
Unallocated common stock held by the employee stock ownership plan ("ESOP")	(4,364)	-
Retained earnings	68,321	66,189
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(12)	(2,576)
Defined benefit pension plan, net of taxes	(4,343)	(4,436)
Total accumulated other comprehensive loss	(4,355)	(7,012)
Total stockholders' equity	105,557	59,277

Total liabilities and stockholders' equity	$913,084	$882,423

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Interest and Dividend Income
Interest and fees on loans	$9,401	$7,393	$18,116	$14,143
Interest and dividends on securities	713	585	1,321	1,184
Other income	6	5	41	9
Total interest and dividend income	10,120	7,983	19,478	15,336
Interest Expense
Interest expense on deposits	1,641	986	3,023	1,815
Interest expense on borrowings	558	229	964	362
Total interest expense	2,199	1,215	3,987	2,177
Net interest income	7,921	6,768	15,491	13,159
Provision for loan losses	780	525	1,560	1,050
Net interest income after provision for loan losses	7,141	6,243	13,931	12,109

Noninterest Income
Service charges on deposit accounts	714	651	1,412	1,245
Net realized loss on sales and calls of securities	(40)	-	(40)	(1)
Net gain on sales of loans	152	120	208	268
Increase in cash surrender value of life insurance	99	100	200	199
Write-downs of other real estate owned	-	(387)	-	(387)
Other real estate owned income	1	11	11	21
Investment advisory income	329	184	542	332
Other	178	205	364	455
Total noninterest income	1,433	884	2,697	2,132

Noninterest Expense
Salaries and employee benefits	4,083	3,435	7,971	6,919
Occupancy	898	852	1,793	1,754
Data processing	343	294	650	568
Professional fees	360	224	626	418
Advertising	147	204	302	384
FDIC deposit insurance and other insurance	147	204	288	379
Other real estate owned expense	(1)	26	38	83
Amortization of intangible assets	10	10	22	21
Impairment loss on goodwill	-	95	-	95
Other	1,061	1,057	2,276	2,146
Total noninterest expense	7,048	6,401	13,966	12,767
Income before income taxes	1,526	726	2,662	1,474
Provision for income taxes	305	147	530	279

Net income	$1,221	$579	$2,132	$1,195

Earnings per common share:
Basic	$0.11	$-	$0.20	$-
Diluted	$0.11	$-	$0.20	$-

Weighted average shares outstanding	10,705,047	-	10,702,320	-

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net Income	$1,221	$579	$2,132	$1,195

Other Comprehensive Income:

Unrealized holding gains (losses) arising during the period	1,889	(424)	3,206	(1,785)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	40	-	40	1

Net unrealized gains (losses) on available for sale securities	1,929	(424)	3,246	(1,784)

Tax effect (a)	(406)	89	(682)	375

Unrealized gains (losses) on available for sale securities, net of tax	1,523	(335)	2,564	(1,409)

Defined benefit pension plan:
Actuarial (loss) gain arising during the period	(41)	823	(61)	823
Reclassification adjustment for amortization of net actuarial loss (b)	89	187	179	187

Total	48	1,010	118	1,010

Tax effect (c)	(10)	(212)	(25)	(212)

Defined benefit pension plan gain, net of tax	38	798	93	798

Other comprehensive income (loss)	1,561	463	2,657	(611)

Total Comprehensive Income	$2,782	$1,042	$4,789	$584

(a) - Includes $9 for the three and six months ended June 30, 2019 and $0 for the three and six months ended June 30, 2018 for tax effect of realized losses which are  included in the provision for income taxes on the consolidated statements of income.

(b) - Included in salaries and benefits on the consolidated statements of income.

(c) - Includes $19 and $38 for the three and six months ended June 30, 2019, respectively and $39 for the three and six months ended June 30, 2018, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by the ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$-	$100	$-	$61,832	$(6,955)	$54,977

Net income	-	-	-	616	-	616
Other comprehensive loss	-	-	-	-	(1,074)	(1,074)

Balance at March 31, 2018 (unaudited)	$-	$100	$-	$62,448	$(8,029)	$54,519

Net income	-	-	-	579	-	579
Other comprehensive income	-	-	-	-	463	463

Balance at June 30, 2018 (unaudited)	$-	$100	$-	$63,027	$(7,566)	$55,561

Balance at December 31, 2018	$-	$100	$-	$66,189	$(7,012)	$59,277
Net income	-	-	-	911	-	911
Other comprehensive income	-	-	-	-	1,096	1,096
Common Stock and proceeds of offering	111	45,754	-	-	-	45,865
Unallocated common stock held by ESOP	-	-	(4,364)	-	-	(4,364)

Balance at March 31, 2019 (unaudited)	$111	$45,854	$(4,364)	$67,100	$(5,916)	$102,785

Net income	-	-	-	1,221	-	1,221
Other comprehensive income	-	-	-	-	1,561	1,561
Common Stock and proceeds of offering	-	(10)	-	-	-	(10)

Balance at June 30, 2019 (unaudited)	$111	$45,844	$(4,364)	$68,321	$(4,355)	$105,557

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash Flows From Operating Activities
Net income	$2,132	$1,195
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	85	179
Net realized loss on sales and calls of securities	40	1
Provision for loan losses	1,560	1,050
Loans originated for sale	(19,458)	(14,846)
Proceeds from sale of loans	17,941	16,066
Net gain on sale of loans	(208)	(268)
Amortization of intangible assets	22	21
Depreciation and amortization	645	573
Impairment loss on goodwill	-	95
Write-down of other real estate owned	-	387
Deferred income tax expense	(260)	(195)
Increase in cash surrender value of insurance	(200)	(199)
(Increase) decrease in accrued interest receivable	(351)	353
Decrease (increase) in other assets	949	(355)
Increase in accrued expenses and other liabilities	583	1,253
Net cash provided by operating activities	3,480	5,310

Cash Flows from Investing Activities
Proceeds from sales and calls of securities	4,990	375
Proceeds from maturities and principal repayments of securities	6,877	7,968
Purchases of securities	(18,832)	-
Net purchases of FHLB Stock	(1,472)	(1,288)
Net increase in loans	(58,726)	(57,051)
Purchases of bank premises and equipment	(451)	(343)
Proceeds from sale of other real estate owned	107	54
Net cash used in investing activities	(67,507)	(50,285)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(5,044)	6,013
Net increase in time deposits	37,484	9,980
Increase in mortgagors' escrow accounts	2,675	2,830
Net (decrease) increase in short-term debt	(4,369)	8,100
Net increase in long-term debt	32,312	20,000
Proceeds of stock subscriptions	9,804	-
Return of unfufilled stock subscriptions	(41,073)	-
Loan to ESOP	(4,364)	-
Offering expenses	(1,898)	-
Return of capital to Rhinebeck Bancorp, MHC	(121)	-
Net cash provided by financing activities	25,406	46,923

Net (decrease) increase in cash and due from banks	(38,621)	1,948

Cash and Due from Banks
Beginning balance	50,590	10,460
Ending balance	$11,969	$12,408

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Continued)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information	(unaudited)

Cash paid for:

Interest	$3,933	$2,076

Income taxes	$915	$368

Noncash Investing and Financing Activities

Unrealized holding gain (loss) on available for sale securities arising during the period	$3,246	$(1,784)

Decrease in defined benefit plan liability included in other comprehensive loss	$118	$1,010

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.	Nature of Business and Significant Accounting Policies

The consolidated financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. As a result of the reorganization, the consolidation refers to the Company and the Bank for the periods after January 16, 2019 and Rhinebeck Bancorp, MHC, a New York chartered mutual holding company, and the Bank for the periods prior to January 16, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Cash and Cash Equivalents

Cash and due from banks and federal funds sold are recognized as cash equivalents in the consolidated statements of financial condition and cash flows. Federal funds sold generally mature in one day. The Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents.

Investment in Debt and Marketable Equity Securities

Debt securities, if any, that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the maturity terms of the securities. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

Commercial real estate loans are separated into two classes: non-residential and multi-family. Non-residential and multi-family loans include long-term loans financing commercial properties and include both owner and non-owner occupied properties. Construction loans, which include land loans, are comprised mostly of non-owner occupied projects, whereby the property is generally under development and tends to have more risk than the owner occupied loans. The Company grants loans for the construction of residential homes, residential developments and land development projects. Repayment of these loans is mostly dependent upon either the ongoing cash flows of the borrowing entity or the resale or lease of the subject property.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial and industrial, commercial and residential real estate and consumer loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, automobiles, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, past experience with the borrower, the nature of the collateral, competitive offerings and/or the term of the loan.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated at least quarterly or when credit deficiencies arise, such as when loan payments are delinquent. Credit quality risk ratings include regulatory classifications of “special mention”, “substandard”, “doubtful” and “loss”. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated “pass”.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $687 and $526 at June 30, 2019 and December 31, 2018, respectively.

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

(Dollars in thousands, except per share data)

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

Loans Held for Sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future and are carried at the lower of aggregate cost or market value, with valuation changes recorded in noninterest income. Gains and losses on sales of loans are recognized at the trade dates and are determined by the difference between the sales proceeds and the carrying value of the loans. Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company.

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

(Dollars in thousands, except per share data)

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned (“OREO”) included $935 and $935 of residential real estate and $643 and $750 of commercial property at June 30, 2019 and December 31, 2018, respectively.

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

(Dollars in thousands, except per share data)

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liabilities for uncertain tax positions at June 30, 2019 and December 31, 2018.

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

(Dollars in thousands, except per share data)

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

Impact of Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company used the modified retrospective method for transition with the cumulative effect recognized as of the date of initial application with no restatement of prior periods. The adoption did not have a material effect on the Company’s financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to current revenue recognition practices. See Note 14 for additional information related to the adoption of ASU No. 2014-09.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On July 17, 2019, the FASB voted to propose a delay for conversion to the CECL methodology to January 2023 for all companies other than large SEC filers; although early adoption is permitted in 2019. The Company is currently assessing the effect that ASU No. 2016-13 will have on its consolidated financial statements.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. The Company has not and does not expect to engage in this type of compensation practice, and therefore this update did not and likely will not, have an effect on the Company.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency mortgage-backed securities-residential	89,707	592	(586)	89,713
U.S. government agency securities	19,935	29	(117)	19,847
Municipal securities ¹	1,229	18	-	1,247
Other	542	49	-	591
Total	$111,413	$688	$(703)	$111,398

	December 31, 2018

U.S. Treasury securities	$3,036	$-	$(65)	$2,971
U.S. government agency mortgage-backed securities-residential	82,965	8	(2,757)	80,216
U.S. government agency securities	16,919	-	(451)	16,468
Municipal securities ¹	1,228	4	-	1,232
Other	425	-	-	425
Total	$104,573	$12	$(3,273)	$101,312

¹ The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			June 30, 2019
	(unaudited)
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency mortgage-backed securities-residential	-	-	40,967	(586)	40,967	(586)
U.S. government agency securities	-	-	12,820	(117)	12,820	(117)
Total	$-	$-	$53,787	$(703)	$53,787	$(703)

	December 31, 2018
U.S. Treasury securities	$-	$-	$2,971	$(65)	$2,971	$(65)
U.S. government agency mortgage-backed securities-residential	1,669	(4)	76,586	(2,753)	78,255	(2,757)
U.S. government agency securities	0	0	16,468	(451)	16,468	(451)
Total	$1,669	$(4)	$96,025	$(3,269)	$97,694	$(3,273)

At June 30, 2019 and December 31, 2018, the Company had 59 and 96 individual available-for-sale securities with unrealized losses totaling $703 and $3,273, respectively, with an aggregate depreciation of 1.31% and 3.35%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The amortized cost and fair value of available for sale debt securities at June 30, 2019 and December 31, 2018, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(unaudited)
Maturity:
Within 1 year	$1,221	$1,217	$1,221	$1,210
After 1 but within 5 years	14,186	14,074	17,253	16,780
After 5 but within 10 years	5,557	5,603	1,975	1,945
After 10 years	200	200	734	736
Total Maturities	21,164	21,094	21,183	20,671

Mortgage-backed securities	89,707	89,713	82,965	80,216
Other	542	591	425	425

Total	$111,413	$111,398	$104,573	$101,312

At June 30, 2019 and December 31, 2018, available for sale securities with a carrying value of $26,222 and $27,465, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition $1,187 and $1,032 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York.

During the six months ended June 30, 2019, there was $4,990 in proceeds from the sales of available for sale securities with $40 in gross losses realized. Proceeds from the sale of available for sale securities and calls aggregated $2,113 with $22 in gross losses realized for the year ended December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

3.	Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Commercial real estate loans:
Construction	$13,357	$12,870
Non-residential	207,027	197,499
Multi-family	18,779	12,661
Residential real estate loans	39,959	43,534
Commercial and industrial loans	89,473	83,203
Consumer loans:
Indirect automobile	338,367	297,144
Home equity	18,591	19,269
Other consumer	10,312	10,826

Total gross loans	735,865	677,006

Net deferred loan costs	9,286	8,042
Allowance for loan losses	(7,858)	(6,646)

Total net loans	$737,293	$678,402

At June 30, 2019 and December 31, 2018, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $838 and $888, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention, substandard and doubtful within the internal risk system:

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(unaudited)
Commercial real estate:
Construction	$13,357	$-	$-	$-	$13,357
Non-residential	197,330	6,495	3,202	-	207,027
Multifamily	18,394	-	385	-	18,779
Residential real estate	37,263	-	-	2,696	39,959
Commercial and industrial	87,853	659	921	40	89,473
Consumer:
Indirect automobile	337,777	-	-	590	338,367
Home equity	18,127	-	-	464	18,591
Other consumer	10,272	-	-	40	10,312

Total	$720,373	$7,154	$4,508	$3,830	$735,865

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate:
Construction	$12,870	$-	$-	$-	$12,870
Non-residential	186,020	6,840	4,639	-	197,499
Multifamily	12,261	-	400	-	12,661
Residential real estate	41,249	-	-	2,285	43,534
Commercial and industrial	81,111	965	1,124	3	83,203
Consumer:
Indirect automobile	296,692	-	-	452	297,144
Home equity	19,071	-	-	198	19,269
Other consumer	10,816	-	-	10	10,826

Total	$660,090	$7,805	$6,163	$2,948	$677,006

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
	(unaudited)
Commercial real estate:
Construction	$13,357	$-	$-	$-	$13,357	$-
Non-residential	204,559	241	173	2,054	207,027	2,054
Multifamily	18,420	-	359	-	18,779	-
Residential real estate	37,993	889	-	1,077	39,959	2,696
Commercial and industrial	88,942	68	423	40	89,473	306
Consumer:
Indirect automobile	332,384	4,520	896	567	338,367	590
Home equity	18,039	186	-	366	18,591	463
Other consumer	10,061	165	45	41	10,312	41

Total	$723,755	$6,069	$1,896	$4,145	$735,865	$6,150

	December 31, 2018
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$12,870	$-	$-	$-	$12,870	$-
Non-residential	193,273	1,466	253	2,507	197,499	2,507
Multifamily	12,487	174	-	-	12,661	-
Residential real estate	42,083	305	615	531	43,534	2,208
Commercial and industrial	82,992	206	1	4	83,203	297
Consumer:
Indirect automobile	291,369	4,429	915	431	297,144	452
Home equity	18,905	264	-	100	19,269	198
Other consumer	10,601	186	29	10	10,826	10

Total	$664,580	$7,030	$1,813	$3,583	$677,006	$5,672

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following tables summarize information in regards to impaired loans by loan portfolio class:

	June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(unaudited)
With no related allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	2,054	2,094	-	2,281
Multifamily	-	-	-	-
Residential real estate	2,696	3,162	-	2,490
Commercial and industrial	266	401	-	282
Consumer:
Indirect automobile	353	395	-	313
Home equity	464	481	-	331
Other consumer	-	-	-	5

Total	$5,833	$6,533	$-	$5,702

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	-	-	-	-
Multifamily	-	-	-	-
Residential real estate	-	-	-	-
Commercial and industrial	40	40	40	20
Consumer:				-
Indirect automobile	237	265	69	208
Home equity	-	-	-	-
Other consumer	40	41	12	20

Total	$317	$346	$121	$248

Total:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	2,054	2,094	-	2,281
Multifamily	-	-	-	-
Residential real estate	2,696	3,162	-	2,490
Commercial and industrial	306	441	40	302
Consumer:
Indirect automobile	590	660	69	521
Home equity	464	481	-	331
Other consumer	40	41	12	25

Total	$6,150	$6,879	$121	$5,950

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	2,507	2,601	-	3,023
Multifamily	-	-	-	-
Residential real estate	2,285	2,841	-	2,235
Commercial and industrial	297	421	-	758
Consumer:
Indirect automobile	274	320	-	242
Home equity	198	211	-	158
Other consumer	10	10	-	5

Total	$5,571	$6,404	$-	$6,984

With an allowance recorded:
Commercial real estate:
Construction	$-	$-	$-	$-
Non-residential	-	-	-	451
Multifamily	-	-	-	-
Residential real estate	-	-	-	-
Commercial and industrial	-	-	-	9
Consumer:
Indirect automobile	178	191	50	205
Home equity	-	-	-	-
Other consumer	-	-	-	2

Total	$178	$191	$50	$667

Total:
Commercial real estate:
Construction	$-	$-	$-	$563
Non-residential	2,507	2,601	-	3,474
Multifamily	-	-	-	-
Residential real estate	2,285	2,841	-	2,235
Commercial and industrial	297	421	-	767
Consumer:
Indirect automobile	452	511	50	447
Home equity	198	211	-	158
Other consumer	10	10	-	7

Total	$5,749	$6,595	$50	$7,651

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At June 30, 2019 and December 31, 2018, three loans totaling $1,716 and the same three loans totaling $1,774, respectively, included in impaired loans, were identified as TDRs. There were no new TDRs in the first half of 2019. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of $117, which included both rate and term modifications. At June 30, 2019 and December 31, 2018, all TDR loans were performing in accordance with their restructured terms. During the year ended December 31, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At June 30, 2019 and December 31, 2018, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $261,559 and $255,892 as of June 30, 2019 and December 31, 2018, respectively.

The balance of capitalized servicing rights, included in other assets at June 30, 2019 and December 31, 2018, were $2,203 and $2,278, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended June 30, 2019 and the year ended December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required Afor loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Indirect	Consumer	Totals
	Three months ended June 30, 2019
	(unaudited)
Allowance for loan losses:
Beginning balance	$1,159	$286	$1,575	$3,380	$783	$7,183
Provision for loan losses	93	17	327	329	14	780
Loans charged-off	-	-	(7)	(424)	(9)	(440)
Recoveries	-	2	-	321	12	335
Ending balance	$1,252	$305	$1,895	$3,606	$800	$7,858

	Six months ended June 30, 2019
	(unaudited)
Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision (credit) for loan losses	172	(18)	364	1,032	10	1,560
Loans charged-off	-	-	(12)	(919)	(15)	(946)
Recoveries	-	3	1	578	16	598
Ending balance	$1,252	$305	$1,895	$3,606	$800	$7,858
Ending balance:
Individually evaluated for impairment	$-	$-	$41	$69	$11	$121
Collectively evaluated for impairment	$1,252	$305	$1,854	$3,537	$789	$7,737
Loan receivables:
Ending balance	$239,163	$39,959	$89,473	$338,367	$28,903	$735,865
Ending balance:
Individually evaluated for impairment	$2,054	$2,696	$307	$590	$503	$6,150
Collectively evaluated for impairment	$237,109	$37,263	$89,166	$337,777	$28,400	$729,715

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Indirect	Consumer	Totals
	Three months ended June 30, 2018
	(unaudited)
Allowance for loan losses:
Beginning balance	$897	$462	$950	$2,577	$734	$5,620
Provision for loan losses	50	49	131	247	48	525
Loans charged-off	-	-	(9)	(362)	(10)	(381)
Recoveries	-	2	10	159	4	175
Ending balance	$947	$513	$1,082	$2,621	$776	$5,939

	Six months ended June 30, 2018
	(unaudited)
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
(Credit) provision for loan losses	(55)	55	118	817	115	1,050
Loans charged-off	(303)	-	(28)	(735)	(18)	(1,084)
Recoveries	-	3	113	389	11	516
Ending balance	$947	$513	$1,082	$2,621	$776	$5,939
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$61	$-	$61
Collectively evaluated for impairment	$947	$513	$1,082	$2,560	$776	$5,878

Loan receivables:
Ending balance	$220,697	$43,736	$75,612	$250,217	$30,329	$620,591
Ending balance:
Individually evaluated for impairment	$5,874	$2,483	$1,211	$325	$273	$10,166
Collectively evaluated for impairment	$214,823	$41,253	$74,401	$249,892	$30,056	$610,425

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Indirect	Consumer	Totals
	Year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
(Credit) provision for loan losses	(45)	(140)	578	1,539	168	2,100
Loans charged-off	(303)	-	(37)	(1,607)	(66)	(2,013)
Recoveries	123	5	122	833	19	1,102
Ending balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Ending balance:

Individually evaluated for impairment	$-	$-	$-	$50	$-	$50

Collectively evaluated for impairment	$1,080	$320	$1,542	$2,865	$789	$6,596
Loan receivables:
Ending balance	$223,030	$43,534	$83,203	$297,144	$30,095	$677,006
Ending balance:
Individually evaluated for impairment	$2,507	$2,285	$297	$452	$208	$5,749
Collectively evaluated for impairment	$220,523	$41,249	$82,906	$296,692	$29,887	$671,257

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.	Premises and Equipment

Premises and equipment are summarized as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Land	$3,536	$3,536
Buildings and improvements	23,585	23,534
Furniture, fixtures and equipment	11,948	11,708
Construction in process	211	51

Total	39,280	38,829

Less accumulated depreciation	(22,434)	(21,789)

Net	$16,846	$17,040

5.	Goodwill

The changes in the carrying value of goodwill are as follows:

RAM	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(unaudited)
Beginning balance	$1,410	$1,505
Impairment	-	(95)

Ending balance	$1,410	$1,410

Accumulated impairment	$1,116	$1,116

In 2018 the Company tested the goodwill recorded for RAM and determined that a write-down of $95 was required to reflect impairment due to the loss of expected revenue.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

6.	Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

RAM	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(Unaudited)
Beginning balance	$284	$326
Amortization	(22)	(42)

Ending balance	$262	$284
Accumulated amortization and impairment	$685	$663

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $22 and $42 of amortization expense related to its intangible assets for the quarter ended June 30, 2019 and the year ended December 31, 2018.

At June 30, 2019, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of June 30, 2019 the future amortization expense for amortizable intangible assets for the respective years is as follows:

2019	$22
2020	42
2021	42
2022	42
2023	42
Thereafter	72
Total	$262

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

7.	Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Noninterest bearing demand deposits	$152,705	$171,829

Interest bearing accounts:
NOW	103,089	99,715
Savings	120,814	126,822
Money market	147,070	130,356
Time certificates of deposit	193,180	155,696

Total interest bearing accounts	564,153	512,589

Total deposits	$716,858	$684,418

Included in time certificates of deposit at June 30, 2019 and December 31, 2018 were reciprocal deposits totaling $22,275 and $21,515, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $35,545 and $16,644 as of June 30, 2019 and December 31, 2018, respectively.

Contractual maturities of time certificates of deposit at June 30, 2019 are summarized below:

June 30,
2019
(unaudited)
Within 1 year	$123,381
1 - 2 years	47,812
2 - 3 years	12,875
3 - 4 years	3,027
4 - 5 years	6,085
Total	$193,180

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

8.	Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2019 and December 31, 2018, the Bank had access to a preapproved secured line of credit with the FHLB of $456,464 and $441,134, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2019 and December 31, 2018, the Bank had pledged assets of $160,493 and $145,805, respectively. At June 30, 2019 and December 31, 2018, the Bank had outstanding overnight line of credit balances with FHLB of $12,500 and $0, respectively. These borrowings mature the following business day. The interest rate was 2.45% at June 30, 2019. At June 30, 2019, the Bank also had structured borrowings in the amount of $52,041. The outstanding principal amounts and the related terms and rates at June 30, 2019 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
2 year amortizing	$2,535	May 15, 2020	2.78%	$2,535	$-
2 year amortizing	2,743	June 8, 2020	2.76%	2,743	-
2 year amortizing	10,000	May 17, 2021	2.53%	4,937	5,063
2 year bullet	10,000	May 17, 2021	2.46%	-	10,000
3 year amortizing	6,763	May 17, 2021	2.92%	3,332	3,431
3 year amortizing	10,000	May 16, 2022	2.49%	3,251	6,749
3 year bullet	10,000	May 16, 2022	2.44%	-	10,000
Total	$52,041	Weighted Average Rate	2.57%	$16,798	$35,243

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2019 or December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Subordinated Debt

As part of the reorganization completed on January 16, 2019, the Company acquired both the common securities and related obligations of RSB Capital Trust I (“Trust”). The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities also bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (4.32% at June 30, 2019 and 4.65% at December 31, 2018) mature on May 23, 2035.

Other Borrowings

In December 2018 Rhinebeck Bancorp, MHC entered into an agreement with Atlantic Community Bankers Bank to provide it with a $5,000 line of credit at a rate equal to the Wall Street Journal prime rate of interest plus 0.50% to provide a temporary source of additional funds. At December 31, 2018 the entire line was drawn and the funds were down-streamed to the Bank as capital to support year-end capital ratios that were impacted by the influx of cash for subscription orders related to the reorganization and stock offering. On January 15, 2019 the Bank paid a $5,100 dividend to Rhinebeck Bancorp, MHC which then paid off the borrowing. After the closing of the offering, the facility converted to Rhinebeck Bancorp, Inc. and remains in place for backstop liquidity purposes. On June 30, 2019, the Company had no amount outstanding on the line.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2019 or December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

9.	Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Six months ended June 30,	Year ended December 31,
	2019	2018
	(unaudited)
Projected and accumulated benefit obligation	$(20,390)	$(18,241)
Plan assets at fair value	19,608	17,459
Funded status included in other liabilities	$(782)	$(782)

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Six months ended June 30,	Year ended December 31,
	2019	2018
	(unaudited)
Interest cost	$370	$689
Expected return on plan assets	(470)	(1,074)
Amortization of unrecognized loss	219	374
Net periodic cost (benefit)	$119	$(11)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in ten diversified investment funds.

As of June 30, 2019 and December 31, 2018, the investment funds included six equity funds and four fixed income funds, comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

In 2018, the Company made a contribution to the plan in the amount of $570. The Company does not expect to make a contribution in 2019.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets:
Investment in separate accounts
Fixed income	$-	$15,169	$-	$15,169
Equity	-	4,439	-	4,439
Total assets at fair value	$-	$19,608	$-	$19,608

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$-	$13,638	$-	$13,638
Equity	-	3,821	-	3,821
Total assets at fair value	$-	$17,459	$-	$17,459

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

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $442 and $378 for the six months ended June 30, 2019 and 2018, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and trustees. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of $18,218 and $18,018 at June 30, 2019 and December 31, 2018, respectively. Net earnings on these policies aggregated $200 and $199 for the six months ended June 30, 2019 and 2018, respectively, which are included in noninterest income in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors (the “Directors’ Plan”; as amended and restated effective January 1, 2005) covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2019 and December 31, 2018, total amounts due of $1,918 and $1,687, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $62 and $65 for the six months ended June 30, 2019 and 2018, respectively, which were included in noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2019 and December 31, 2018, $998 and $975, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $271 and $175 for the six months ended June 30, 2019 and 2018, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,303 and $1,276, respectively, at June 30, 2019 and December 31, 2018. The Company recognized expenses of $26 for each of the six month periods ended June 30, 2019 and June 30, 2018, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,124 and $2,108, respectively, at June 30, 2019 and December 31, 2018. The Company recognized expenses of $48 and $51 for the six months ended June 30, 2019 and 2018, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% at December 31, 2018). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2019 was $4.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

June 30, 2019
Allocated	-
Committed to be allocated	10,910
Unallocated	425,515
Total shares	436,425

The fair value of unallocated shares was $4.7 million at June 30, 2019.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2019 was $183.

10.	Commitments and Contingencies

Leases and Subleases

The Company leases certain branch offices and equipment under operating lease agreements which expire at various dates through 2025. The Company has the option to renew the leases for its branch offices at fair rental values. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

As of June 30, 2019, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years ending December 31:
2019	$337
2020	641
2021	564
2022	509
2023	486
2024 and beyond	477

Total	$3,014

Total rental expense charged to operations for cancelable and non-cancelable operating leases was $323 and $317 for the six months ended June 30, 2019 and 2018, respectively. Rental income under subleases was $137 and $163 for the six months ended June 30, 2019 and 2018, respectively.

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

11.	Financial Instruments with Off-Balance-Sheet Risk

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2019	2018
	(unaudited)
Commitments to extend credit summarized as follows:
Future loan commitments	$3,910	$3,157
Undisbursed construction loans	11,188	16,289
Undisbursed home equity lines of credit	9,716	9,532
Undisbursed commercial and other line of credit	52,402	50,773
Standby letters of credit	2,922	1,785
Total	$80,138	$81,536

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

12.	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company's and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. Banks (BASEL III) became effective for the Company and Bank on January 1, 2016. Compliance with the requirements was phased in over a four year period with full compliance as of January 1, 2019. All presented capital ratios are calculated using BASEL III rules.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

The Company’s and Bank's actual capital amounts and ratios were:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	June 30, 2019
	(unaudited)
Rhinebeck Bancorp, Inc.
Total capital (to risk-weighted assets)	$116,098	14.69%	$63,232	8.00%	$79,039	10.00%
Tier 1 capital (to risk-weighted assets)	108,240	13.69%	47,424	6.00%	63,232	8.00%
Common equity tier one capital (to risk weighted assets)	108,240	13.69%	35,568	4.50%	51,376	6.50%
Tier 1 capital (to average assets)	108,240	11.92%	36,319	4.00%	45,398	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$107,591	13.62%	$63,219	8.00%	$79,024	10.00%
Tier 1 capital (to risk-weighted assets)	99,733	12.62%	47,414	6.00%	63,219	8.00%
Common equity tier one capital (to risk weighted assets)	99,733	12.62%	35,561	4.50%	51,366	6.50%
Tier 1 capital (to average assets)	99,733	11.04%	36,149	4.00%	45,186	5.00%

	December 31, 2018
Rhinebeck Bancorp, MHC
Total capital (to risk-weighted assets)	$71,243	9.71%	$58,707	8.00%	$73,383	10.00%
Tier 1 capital (to risk-weighted assets)	64,597	8.80%	44,030	6.00%	58,707	8.00%
Common equity tier one capital (to risk weighted assets)	64,597	8.80%	33,023	4.50%	47,699	6.50%
Tier 1 capital (to average assets)	64,597	7.63%	33,849	4.00%	42,311	5.00%

Rhinebeck Bank
Total capital (to risk-weighted assets)	$81,222	11.07%	$58,694	8.00%	$73,368	10.00%
Tier 1 capital (to risk-weighted assets)	74,576	10.16%	44,021	6.00%	58,694	8.00%
Common equity tier one capital (to risk weighted assets)	74,576	10.16%	33,016	4.50%	47,689	6.50%
Tier 1 capital (to average assets)	74,576	8.80%	33,901	4.00%	42,376	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

13.	Fair Value

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

Available for Sale Securities

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

(Dollars in thousands, except per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	June 30, 2019
	(unaudited)
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency mortgage-backed securities-residential	89,713	-	89,713	-
U.S. government agency securities	19,847	-	19,847	-
Municipal securities	1,247	-	1,247	-
Other	591	-	591	-

Total	$111,398	$-	$111,398	$-

	December 31, 2018
U.S. Treasury securities	$2,971	$2,971	$-	$-
U.S. government agency mortgage-backed securities-residential	80,216	-	80,216	-
U.S. government agency securities	16,468	-	16,468	-
Municipal securities	1,232	-	1,232	-
	425	-	425	-
Total	$101,312	2,971	$98,341	$-

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	June 30, 2019
	(unaudited)
Impaired loans, with specific reserves	$196	$-	$-	$196
Other real estate owned	-	-	-	-

Total	$196	$-	$-	$196

	December 31, 2018
Impaired loans, with specific reserves	$128	$-	$-	$128
Other real estate owned	935	-	-	935

Total	$1,063	$-	$-	$1,063

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Average)
	June 30, 2019
	(unaudited)
Impaired loans	$196	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%

Other real estate owned	0	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%

	December 31, 2018
Impaired loans	$128	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 20%

Other real estate owned	935	Appraisal of collateral(1)	Liquidation expenses(3)	0% to 6%
			Appraisal adjustments(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

As of the following dates, the carrying value and fair values of the Company's financial instruments were:

	June 30,		December 31,
	2019		2018
	(unaudited)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Cash and due from banks (Level 2)	$11,969	$11,969	$50,590	$50,590
Available for sale securities (Level 2)	111,398	111,398	101,312	101,312
FHLB stock (Level 2)	3,355	3,355	1,883	1,883
Loans, net (Level 3)	737,293	737,182	678,402	674,287
Accrued interest receivable (Level 2)	2,874	2,874	2,523	2,523
Mortgage servicing rights (Level 3)	2,203	4,138	2,278	4,667

Financial Liabilities:
Deposits (Level 2)	716,858	700,242	684,418	683,163
Mortgagors escrow accounts (Level 2)	10,400	10,400	7,725	7,725
FHLB advances (Level 2)	64,541	64,541	31,598	31,598
Subordinated debt and other borrowings (Level 2)	5,155	5,155	10,155	10,155

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

14.	Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.  The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

•	Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.

•	The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•	The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed; at this time the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.

•	Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

•	Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

15.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months and six months ended June 30, 2019 and 2018, is as follows:

	Accumulated Other Comprehensive Loss (1)
	Defined Benefit Pension Plan	Unrealized gains (losses) on available for sale securities	Total
Balance at March 31, 2019 (unaudited)	$(284)	$(5,632)	$(5,916)
Other comprehensive (loss) gain before reclassifications	(32)	1,492	1,460
Amounts reclassified from accumulated other comprehensive loss	70	31	101
Period change	38	1,523	1,561
Balance at June 30, 2019 (unaudited)	$(246)	$(4,109)	$(4,355)

Balance at March 31, 2018 (unaudited)	$(534)	$(7,495)	$(8,029)
Other comprehensive gain (loss) before reclassifications	650	(335)	315
Amounts reclassified from accumulated other comprehensive loss	148	-	148
Period change	798	(335)	463
Balance at June 30, 2018 (unaudited)	$264	$(7,830)	$(7,566)

	Accumulated Other Comprehensive Loss (1)
	Defined Benefit Pension Plan	Unrealized gains (losses) on available for sale securities	Total
Balance at December 31, 2018	$(339)	$(6,673)	$(7,012)
Other comprehensive (loss) gain before reclassifications	(48)	2,533	2,485
Amounts reclassified from accumulated other comprehensive loss	141	31	172
Period change	93	2,564	2,657
Balance at June 30, 2019 (unaudited)	$(246)	$(4,109)	$(4,355)

Balance at December 31, 2017	$(534)	$(6,421)	$(6,955)
Other comprehensive gain (loss) before reclassifications	650	(1,410)	(760)
Amounts reclassified from accumulated other comprehensive loss	148	1	149
Period change	798	(1,409)	(611)
Balance at June 30, 2018 (unaudited)	$264	$(7,830)	$(7,566)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
	(unaudited)
Securities available for sale (1):
Net securities losses reclassified into earnings	$(40)	$-	Net realized loss on sales and calls of securities
Related income tax benefit	9	-	Provision for income taxes
Net effect on accumulated other other comprehensive loss for the period	(31)	-
Defined benefit pension plan (2):
Amortization of net loss and prior service costs	(89)	(187)	Salaries and employee benefits
Related income tax benefit	19	39	Provision for income taxes
Net effect on accumulated other other comprehensive loss for the period	(70)	(148)
Total reclassifications for the period	$(101)	$(148)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
	2019	2018
	(unaudited)
Securities available for sale (1):
Net securities losses reclassified into earnings	$(40)	$(1)	Net realized loss on sales and calls of securities
Related income tax expense	9	-	Provision for income taxes
Net effect on accumulated other other comprehensive loss for the period	(31)	(1)
Defined benefit pension plan (2):
Amortization of net loss and prior service costs	(179)	(187)	Salaries and employee benefits
Related income tax expense	38	39	Provision for income taxes
Net effect on accumulated other other comprehensive loss for the period	(141)	(148)
Total reclassifications for the period	$(172)	$(149)

(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Investment Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 9, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

16.	Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of June 30, 2019. Earnings per share data is not applicable for the period ended June 30, 2018 because the Company had not yet been formed and had no shares outstanding.

(Dollars in thousands, except for per share data)	Three months ended June 30, 2019	Six months ended June 30, 2019
	(unaudited)	(unaudited)
Net income applicable to common stock	$1,221	$2,132

Average number of common shares outstanding	11,133,290	11,133,290
Less: Average unallocated ESOP shares	428,243	430,970
Average number of common shares outstanding used to calculate basic earnings per common share	10,705,047	10,702,320

Earnings per Common share:
Basic	$0.11	$0.20
Diluted	$0.11	$0.20

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect”, "intend", “predict”, “forecast”, “improve”, “continue”, "will", "would", "should", "could", "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Forward looking statements, by their nature, are subject to risks and uncertainties.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

•	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage interest rate risk, market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;

•	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

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

Deferred Income Taxes.   At June 30, 2019, we had net deferred tax assets totaling $2.5 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal portion of its deferred tax assets. However, due to changes in New York state tax law, we do not believe we can realize our state deferred tax assets. Accordingly, we established a 100% valuation allowance or $1.2 million, against such assets.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 13 to the unaudited consolidated financial statements included in Item 1 of this report.

Investment Securities. Available for sale and held to maturity securities are reviewed regularly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and our intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statements of income. At June 30, 2019, we believe the unrealized losses are primarily a result of increases in market interest rates from the time of purchase. In general, as market interest rates rise, the fair value of securities will decrease; as market interest rates fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired. Management has also concluded that based on current information we expect to continue to receive scheduled interest payments as well as the entire principal balance. Furthermore, management does not intend to sell these securities and does not believe it will be required to sell these securities before they recover in value.

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets were $913.1 million at June 30, 2019, representing an increase of $30.7 million, or 3.5%, compared to $882.4 million at December 31, 2018.  The increase was primarily related to an increase in the loan portfolio and available for sale securities, which was substantially offset by a $38.6 million decrease in cash balances on hand. Prior to year-end, subscription receipts had temporarily increased our federal fund balances to $37.1 million.

Cash and Due from Banks. Cash and due from banks decreased $38.6 million, or 76.3%, to $12.0 million at June 30, 2019 from $50.6 million at December 31, 2018 primarily due to the return of $41.1 million of unfilled subscriptions for Rhinebeck Bancorp, Inc.’s stock offering.

Investment Securities Available for Sale. Investment securities available for sale increased $10.1 million, or 10.0%, to $111.4 million at June 30, 2019 from $101.3 million at December 31, 2018. This increase was due to purchases of mortgage backed securities of $18.8 million, principal pay-downs of $7.0 million and a reduction in unrealized loss of $3.3 million, offset by sales of $5.0 million.

Net Loans. Total net loans receivable were $737.3 million at June 30, 2019, an increase of $58.9 million, or 8.7%, as compared to $678.4 million at December 31, 2018. The primary increase was in our indirect automobile portfolio, which increased $41.2 million, or 13.9%, as we continued to increase the number of dealerships in Albany and grow that line of business. The net increase in commercial real estate loans totaled $16.1 million, or 7.2%, as compared to December 31, 2018. During the same period our allowance for loan losses increased $1.2 million, or 18.2%, to reflect the additional potential future risk of loss primarily related to the significant growth in our indirect automobile portfolio.

Overdue and non-accrual loans decreased $400, or 2.8%, between year end and June 30, 2019. During the same timeframe non-performing assets increased $371 or 5.0%.

Total Liabilities.  Total liabilities decreased $15.6 million, or 1.9%, to $807.5 million at June 30, 2019, primarily due to the release of $88.9 million in gross subscription offering proceeds and a $5 million line of credit pay-down, offset by an increase of $32.9 million in Federal Home Loan Bank advances and a $32.4 million increase in deposits.

Deposits. Overall deposits increased 4.5%, or $32.4 million, to $716.9 million at June 30, 2019.  Interest bearing accounts grew 10.1%, or $51.6 million, to $564.2 million while non-interest bearing balances decreased 11.1% or $19.1 million finishing the first six months at $152.7 million.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Borrowed Funds. Advances from the Federal Home Loan Bank increased $32.9 million from $31.6 million at December 31, 2018 to $64.5 million at June 30, 2019, in order to support loan growth that exceeded deposit growth. A $5 million borrowing undertaken just prior to year end to maintain year end capital ratios, in light of the temporary negative impacts of our offering, was paid back at the close of the stock offering in January 2019.

Stockholders’ Equity. Stockholders' equity increased $46.3 million to $105.6 million, primarily due to proceeds from the common stock offering of $45.7 million recorded in additional paid-in capital. At June 30, 2019, the Company’s book value per share was $9.48. At June 30, 2019, the Company's ratio of stockholders' equity-to-total assets was 11.6%, compared to 6.7% at December 31, 2018. This ratio was significantly impacted by the stock offering and reorganization. Unallocated common stock held by the Bank’s employee stock ownership plan was $4.4 million at June 30, 2019.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2019 and June 30, 2018

Net Income. Net income for the three months ended June 30, 2019 increased $642, or 110.9%, to $1.2 million, or $0.11 per basic and diluted share, compared to net income of $579 for the three months ended June 30, 2018. Interest and dividend income increased $2.1 million, or 26.8%, interest expense increased $984, or 81.0%, the provision for loan losses increased $255, or 48.6%, noninterest income increased $549, or 62.1%, while other expenses and taxes increased $805, or 12.3%, between comparable quarters.

For the six months ended June 30, 2019, net income was $2.1 million, or $0.20 per basic and diluted share, compared to $1.2 million for the six months ended June 30, 2018. Interest income increased by $4.1 million, or 27.0%, and noninterest income increased $565, or 26.5%, between the two six-month periods. These revenue gains were partially offset by a $1.8 million, or 83.1%, increase in interest expense, a $510 increase in provision for loan losses, and a $1.5 million, or 11.1%, increase in other noninterest and tax expenses during the equivalent timeframes.

Net Interest Income. Net interest income increased $1.2 million, or 17.0%, to $7.9 million for the three months ended June 30, 2019 compared to the quarter ended June 30, 2018. The ratio of average interest-earning assets to average interest-bearing liabilities improved 4.9% to 136.5% while our net interest margin declined by 5 basis points to 3.75% when comparing the second quarter of 2019 to the same period in 2018.

For the six months ended June 30, 2019, net interest income increased $2.3 million, or 17.7%, to $15.5 million from $13.2 million for the comparable 2018 period. Overall there was a 1 basis point decline in net interest margin to 3.77%, when comparing the respective six month periods while the ratio of average interest-earning assets to average interest-bearing liabilities improved 5.3% to 137.7%.

Interest Income. Interest income increased $2.1 million, or 26.8%, to $10.1 million for the three months ended June 30, 2019 from $8.0 million for the comparable 2018 period. The average balances of interest-earning assets increased by $133.5 million, or 18.7%, to $847.9 million while the average yield improved 31 basis points to 4.79%

The average balance of interest-earning assets increased by $126.4 million, or 18.0%, to $828.6 million while the average yield improved by 34 basis points to 4.74% when comparing the six month periods ended June 30, 2019 and 2018, respectively.

In both comparable periods, interest income increases were mostly driven by continued origination of a greater volume of higher-yielding indirect automobile loans at very favorable rates accompanied by additional production of commercial loans.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Interest Expense. Interest expense increased $1.0 million or 81.0%, to $2.2 million for the three months ended June 30, 2019 over the comparable 2018 period. The average balance of total interest-bearing liabilities increased by $72.4 million, or 13.2%, to $621.3 million while interest rates on those balances increased 53 basis points to an average of 1.42% when comparing the quarters ended June 30, 2019 and 2018.

For the six months ended June 30, 2019, interest expense grew $1.8 million, or 83.1%, to $4.0 million from $2.2 million for the comparable 2018 period, while the average balance of total interest-bearing liabilities increased by $64.7 million, or 12.0%, year over year. The increase in interest expense was also driven by a 52 basis point increase in the overall cost of average interest-bearing liabilities to 1.34% for the first half of 2019 from the first half of 2018.

Provision for Loan Losses. We recorded $780 in provision for loan losses for the three month period ended June 30, 2019, as compared to $525 for the comparable three month period of 2018. Management deemed the increase adequate to offset the $105 in net charge-offs experienced and to absorb the expected new losses that are forecasted to develop in the $30.4 million of growth in gross loans that occurred during the quarter ended June 30, 2019. Net charge-offs for the quarter ended June 30, 2018 totaled $206.

We recorded a $1.6 million provision for loan losses through the first six months of 2019 as compared to $1.1 million for the same six months in 2018, an increase of 48.6% period over period. While actual net charge-offs declined in comparative periods by $220, or 38.7%, from $568 to $348, loan balance growth, especially in our indirect automobile portfolio, required an increase in the provision for future possible risks of loss.

Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended June 30, 2019; an increase of $549, or 62.1%, compared to $884 for the same period ended June 30, 2018. A new deposit fee schedule and retail operating improvements added $63, or 9.7%, more in service charges on deposit accounts while improved sales of residential mortgage loans during the second quarter of 2019 added $32 of additional income over the same period last year. Investment advisory income at our Rhinebeck Asset Management division was up $145, or 78.8%, to $329 quarter over quarter. Other changes between periods, including an investment portfolio reposition which resulted in a $40 loss, a decrease of $10 in rental income for other real estate owned (“OREO”) property, and a decrease in loan fees of $27, had a negative impact on overall non-interest income. An OREO write-down that occurred in the first quarter of 2018 for $387 further improved our second quarter 2019 comparative performance.

For the six months ended June 30, 2019, non-interest income totaled $2.7 million, an increase of $565, or 26.5%, due to period over period increases of $167 in deposit account fees, and $210 additional investment advisory income offset by a realized loss on security sales of $39, $60 less on sales of loans, $37 less in rental income from bank held properties, and $63 less in loan fees. Again, the OREO write-down for $387 in 2018 improved 2019 comparative performance.

Non-Interest Expense. For the three months ended June 30, 2019, non-interest expenses increased $647 to $7.0 million, as compared to $6.4 million for the comparable 2018 period. Salaries and employee benefits increased $648, or 18.9%, attributable to annual salary merit increases, production incentives, employee benefit increases and additions to staff. Occupancy expenses grew $46, or 5.4%, mostly due to increased depreciation on the purchases of new loan software and cash recyclers in late 2018 and 2019. Data processing fees increased $49, or 16.7%, due to general increases in overall processing volumes and the additions of new technologies. Professional fees were up by $136, or 60.7%, due to increases related to our new status as a public company effective this year. Other expenses increased $4 mostly due to increases in electronic banking costs, loan production and related expenses, and transaction related charges. These increases were offset by reductions of $57, or 27.9%, in advertising, $57, or 27.9%, in FDIC insurance premiums, and $27, or 103.4%, in OREO expenses. An impairment loss on goodwill in the amount of $95 was recognized in the first quarter of 2018 further improving our second quarter 2019 comparative performance.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

For the six months ended June 30, 2019, non-interest expenses increased $1.2 million to $14.0 million, or 9.4%, as compared to $12.8 million for the first half of 2018. Year to date salaries and employee benefits increased $1.1 million, or 15.2%, attributable to annual salary merit increases, production incentives, employee benefit increases and additions to staff. Occupancy costs increased by $39, or 2.2%, due mainly to increased depreciation expense as the result of the purchases of new equipment and software. Data processing fees increased $82, or 14.4%, due to general increases in overall processing volumes and the additions of new technologies. Professional fees increased $208, or 49.8%, as the Company absorbed the additional expenses required of a public company. Other expenses were up 6.1%, or $131, due mostly to volume related expenses and growing loan production and servicing costs. Advertising decreased 21.4%, or $82, due mostly to timing as 2018 saw more advertising, publicity, and community support activity in that comparative period. Insurance expense reflected a decrease of $91, or 24.0%, mainly due to a reduction in our FDIC assessment. OREO expense decreased $45 comparatively over the first half of 2019 as we spent additional funds to prepare a foreclosure property for sale in 2018.

Income Taxes. Income taxes increased by $158 for the three months ended June 30, 2019 as compared to the comparable period in 2018 as our income before income taxes increased.  Our effective tax rate for the three months ended June 30, 2019 was 20.0% compared to 20.2% for the three months ended June 30, 2018.

For the six months ended June 30, 2019, income taxes increased $251, or 90.0%, from $279 in the first half of 2018 to $530 for the comparable 2019 period. Our effective tax rate for the six months ended June 30, 2019 was 19.9% as compared to 18.9% for the six months ended June 30, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Average Balance Sheets for the Three and Six Months Ended June 30, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(unaudited)
Assets:
Interest bearing depository accounts	$1,403	$6	1.72%	$1,192	$5	1.68%
Loans (1)	731,075	9,401	5.16%	603,834	7,393	4.91%
Marketable Securities	115,448	713	2.48%	109,449	585	2.14%
Total interest-earning assets	$847,926	$10,120	4.79%	$714,475	$7,983	4.48%

Non-interest-earning assets	52,040			53,754
Total assets	$899,966			$768,229

Liabilities and equity:
NOW accounts	$98,201	$79	0.32%	$104,508	$64	0.25%
Money market accounts	133,054	436	1.31%	125,493	237	0.76%
Savings accounts	120,498	106	0.35%	125,104	79	0.25%
Certificates of deposit	181,778	994	2.19%	150,165	580	1.55%
Total interest-bearing deposits	533,531	1,615	1.21%	505,270	960	0.76%

Escrow accounts	8,732	26	1.19%	8,223	26	1.27%
Federal Home Loan Bank advances	73,840	498	2.71%	30,226	176	2.34%
Subordinated debt	5,155	60	4.67%	5,155	53	4.12%
Other interest-bearing liabilities	87,727	584	2.67%	43,604	255	2.35%

Total interest-bearing liabilities	$621,258	$2,199	1.42%	$548,874	$1,215	0.89%

Non-interest-bearing deposits	164,911			154,801
Other non-interest-bearing liabilities	9,901			9,677
Total liabilities	$796,070			$713,352

Total stockholders’ equity	103,896			54,877
Total liabilities and stockholders’ equity	$899,966			$768,229
Net interest income		$7,921			$6,768
Interest rate spread			3.37%			3.59%
Net interest margin (2)			3.75%			3.80%
Average interest-earning assets to average interest-bearing liabilities			136.49%			130.17%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(unaudited)
Assets:
Interest bearing depository accounts	$3,716	$41	2.22%	$1,226	$9	1.48%
Loans (1)	713,530	18,116	5.12%	589,300	14,143	4.84%
Marketable Securities	111,330	1,321	2.39%	111,609	1,184	2.14%
Total interest-earning assets	$828,576	$19,478	4.74%	$702,135	$15,336	4.40%

Non-interest-earning assets	52,292			53,828
Total assets	$880,868			$755,963

Liabilities and equity:
NOW accounts	$96,165	$152	0.32%	$102,102	$109	0.22%
Money market accounts	134,409	851	1.28%	126,267	449	0.72%
Savings accounts	121,113	212	0.35%	125,028	137	0.22%
Certificates of deposit	172,843	1,764	2.06%	146,470	1,076	1.48%
Total interest-bearing deposits	524,530	2,979	1.15%	499,867	1,771	0.71%

Escrow accounts	7,548	44	1.18%	7,089	44	1.25%
Federal Home Loan Bank advances	64,283	853	2.68%	25,133	262	2.10%
Subordinated debt	5,583	111	4.01%	5,155	100	3.91%
Other interest-bearing liabilities	77,414	1,008	2.63%	37,377	406	2.19%

Total interest-bearing liabilities	$601,944	$3,987	1.34%	$537,244	$2,177	0.82%

Non-interest-bearing deposits	163,182			154,378
Other non-interest-bearing liabilities	16,715			9,698
Total liabilities	$781,841			$701,320

Total stockholders’ equity	99,027			54,643
Total liabilities and stockholders’ equity	$880,868			$755,963
Net interest income		$15,491			$13,159
Interest rate spread			3.40%			3.59%
Net interest margin (2)			3.77%			3.78%
Average interest-earning assets to average interest-bearing liabilities			137.65%			130.69%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$-	$1	$1	$21	$11	$32
Loans receivable	1,594	414	2,008	3,062	911	3,973
Marketable securities	(112)	240	128	(363)	500	137
Total interest-earning assets	1,482	655	2,137	2,720	1,422	4,142

Interest expense:
Deposits	165	490	655	268	940	1,208
Escrow accounts	2	(2)	-	3	(3)	-
Federal Home Loan Bank advances	267	55	322	445	146	591
Subordinated debt	-	7	7	8	3	11
Total interest-bearing liabilities	434	550	984	724	1,086	1,810
Net increase in net interest income	$1,048	$105	$1,153	$1,996	$336	$2,332

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at June 30, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

	Net Economic Value			Net Economic Value as Percent of of Assets
Basis Point Change in Interest Rates	Dollar Amount	Dollar Change	Percent Change	EVE Ratio	Percent Change
	(unaudited)
400	$90,072	(23,232)	(20.5)%	10.83%	(12.7)%
300	96,008	(17,296)	(15.3)%	11.29%	(9.0)%
200	102,177	(11,127)	(9.8)%	11.74%	(5.4)%
100	108,740	(4,564)	(4.0)%	12.19%	(1.8)%
0	113,304	-	0.0%	12.41%	0.0%
(100)	$107,463	$(5,841)	(5.2)%	11.55%	(7.0)%

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

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2019, $12.0 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $1.2 million at June 30, 2019. As of June 30, 2019, we had $52.0 million of structured borrowings outstanding from the FHLB, of which $16.8 million is due within the next 12 months. We have access to FHLB advances of up to $456.5 million.

At June 30, 2019, we had $80.1 million in loan commitments outstanding, which included $11.2 million in undisbursed construction loans, $9.7 million in unused home equity lines of credit, $52.4 million in commercial lines of credit, $3.9 million in future loan commitments and $2.9 million in standby letters of credit. Certificates of deposit due within one year of June 30, 2019 totaled $123.4 million, or 63.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.5 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $67.5 million and $50.3 million in the six months ended June 30, 2019 and 2018, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $58.7 million and $57.1 million in the six months ended June 30, 2019 and 2018, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $25.4 million in the six months ended June 30, 2019. The majority of net cash provided was from a $37.5 million increase in time deposits, a $32.3 million increase in long-term debt, offset by the return of unfulfilled offering subscriptions of $41.1 million.

We also have obligations under our post retirement plan as described in Note 9 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in 2012.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 of the notes to the Consolidated Financial Statements. For the six months ended June 30, 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the six months ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

PART 2 — OTHER INFORMATION

Item 1.	Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2019, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. As of June 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

3.2	Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

4.0	Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Rhinebeck Bancorp, Inc. and Subsidiary

(Dollars in thousands, except per share data)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 14, 2019	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 14, 2019	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer

