Form 10-Q
period 2019-09-30
Rhinebeck Bancorp, Inc.
filed 2019-11-14
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File No. 001‑38779

Rhinebeck Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83‑2117268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Jefferson Plaza, Poughkeepsie, New York	12601
(Address of Principal Executive Offices)	(Zip Code)

(845) 454‑8555

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RBKB	The NASDAQ Stock Market, LLC

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

YES     ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES     ☐    NO   ☒

As of November 1, 2019, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

Rhinebeck Bancorp, Inc. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Rhinebeck Bank in connection with the reorganization of Rhinebeck Bank and its mutual holding company, Rhinebeck Bancorp, MHC, into the two-tier mutual holding company structure. The reorganization was completed on January 16, 2019. Prior to January 16, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10‑Q relate solely to the consolidated financial results and financial position of Rhinebeck Bancorp, MHC and Rhinebeck Bank for any period prior to January 16, 2019.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10‑Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, MHC and Rhinebeck Bank at and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10‑K, as filed with the Securities and Exchange Commission on March 29, 2019.

PART 1 — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$18,356	$50,590
Available for sale securities (at fair value)	115,705	101,312
Loans receivable (net of allowance for loan losses of $7,903 and $6,646, respectively)	758,999	678,402
Federal Home Loan Bank stock	2,608	1,883
Accrued interest receivable	2,793	2,523
Cash surrender value of life insurance	18,359	18,018
Deferred tax assets (net of valuation allowance of $1,210 and $1,085, respectively)	2,340	2,934
Premises and equipment, net	18,571	17,040
Other real estate owned	1,505	1,685
Goodwill	1,410	1,410
Intangible assets, net	252	284
Other assets	5,129	6,342
Total assets	$946,027	$882,423
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$179,924	$171,829
Interest bearing	590,061	512,589
Total deposits	769,985	684,418

Mortgagors’ escrow accounts	3,693	7,725
Advances from the Federal Home Loan Bank	47,936	31,598
Subordinated debt	5,155	5,155
Other borrowings	—	5,000
Subscription offering proceeds	—	79,142
Accrued expenses and other liabilities	11,003	10,108
Total liabilities	837,772	823,146

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, 0 issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	—
Additional paid-in capital	45,865	100
Unallocated common stock held by the employee stock ownership plan	(4,200)	—
Retained earnings	70,412	66,189
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities, net of taxes	363	(2,576)
Defined benefit pension plan, net of taxes	(4,296)	(4,436)
Total accumulated other comprehensive loss	(3,933)	(7,012)
Total stockholders’ equity	108,255	59,277
Total liabilities and stockholders’ equity	$946,027	$882,423

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$10,160	$8,570	$28,276	$22,713
Interest and dividends on securities	655	578	1,976	1,762
Other income	10	5	51	14
Total interest and dividend income	10,825	9,153	30,303	24,489
Interest Expense
Interest expense on deposits	1,957	1,112	4,980	2,927
Interest expense on borrowings	404	311	1,368	673
Total interest expense	2,361	1,423	6,348	3,600
Net interest income	8,464	7,730	23,955	20,889
Provision for loan losses	450	525	2,010	1,575
Net interest income after provision for loan losses	8,014	7,205	21,945	19,314
Noninterest Income
Service charges on deposit accounts	729	785	2,141	2,030
Net realized loss on sales and calls of securities	—	(21)	(40)	(22)
Net gain on sales of loans	159	167	367	435
Increase in cash surrender value of life insurance	100	101	300	300
Write-downs of other real estate owned	—	—	—	(387)
Other real estate owned income	8	11	19	32
Investment advisory income	225	225	767	557
Other	238	230	602	685
Total noninterest income	1,459	1,498	4,156	3,630
Noninterest Expense
Salaries and employee benefits	3,944	3,601	11,915	10,520
Occupancy	838	818	2,631	2,572
Data processing	353	283	1,003	851
Professional fees	361	217	987	635
Marketing	166	148	468	532
FDIC deposit insurance and other insurance	29	229	317	608
Other real estate owned expense	73	101	111	184
Amortization of intangible assets	10	11	32	32
Impairment loss on goodwill	—	—	—	95
Other	1,058	1,065	3,334	3,211
Total noninterest expense	6,832	6,473	20,798	19,240
Income before income taxes	2,641	2,230	5,303	3,704
Provision for income taxes	550	266	1,080	545
Net income	$2,091	$1,964	$4,223	$3,159

Earnings per common share:
Basic	$0.20	$—	$0.39	$—
Diluted	$0.20	$—	$0.39	$—

Weighted average shares outstanding, basic	10,710,500	—	10,705,046	—
Weighted average shares outstanding, diluted	10,710,500	—	10,705,046	—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$2,091	$1,964	$4,223	$3,159
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	474	(670)	3,680	(2,455)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	21	40	22
Net unrealized gains (losses) on available for sale securities	474	(649)	3,720	(2,433)
Tax effect (a)	(99)	137	(781)	511
Unrealized gains (losses) on available for sale securities, net of tax	375	(512)	2,939	(1,922)
Defined benefit pension plan:
Actuarial (loss) gain arising during the period	(50)	—	(111)	823
Reclassification adjustment for amortization of net actuarial loss (b)	110	—	289	187
Total	60	—	178	1,010
Tax effect (c)	(13)	—	(38)	(211)
Defined benefit pension plan gain, net of tax	47	—	140	799
Other comprehensive income (loss)	422	(512)	3,079	(1,123)
Total Comprehensive Income	$2,513	$1,452	$7,302	$2,036

(a) -  Includes $0 and $8 for the three and nine months ended September 30, 2019 and $4 and $5 for the three and nine months ended September 30, 2018 for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b) - Included in salaries and benefits on the consolidated statements of income.

(c) - Includes $19 and $56 for the three and nine months ended September 30, 2019, respectively and $0 and $39 for the three and nine months ended September 30, 2018, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

			Unallocated		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total

Balance at December 31, 2017	$—	$100	$—	$61,832	$(6,955)	$54,977

Net income	—	—	—	616	—	616
Other comprehensive loss	—	—	—	—	(1,074)	(1,074)

Balance at March 31, 2018	$—	$100	$—	$62,448	$(8,029)	$54,519

Net income	—	—	—	579	—	579
Other comprehensive income	—	—	—	—	463	463

Balance at June 30, 2018	$—	$100	$—	$63,027	$(7,566)	$55,561

Net income	—	—	—	1,964	—	1,964
Other comprehensive income	—	—	—	—	(512)	(512)

Balance at September 30, 2018	$—	$100	$—	$64,991	$(8,078)	$57,013

Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	911	—	911
Other comprehensive income	—	—	—	—	1,096	1,096
Common Stock and proceeds of offering	111	45,754	—	—	—	45,865
Unallocated common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	9	55	—	—	64

Balance at March 31, 2019	$111	$45,863	$(4,309)	$67,100	$(5,916)	$102,849

Net income	—	—	—	1,221	—	1,221
Other comprehensive income	—	—	—	—	1,561	1,561
Common Stock and proceeds of offering	—	(10)	—	—	—	(10)
ESOP shares committed to be allocated	—	8	54	—	—	62

Balance at June 30, 2019	$111	$45,861	$(4,255)	$68,321	$(4,355)	$105,683

Net income	—	—	—	2,091	—	2,091
Other comprehensive income	—	—	—	—	422	422
ESOP shares committed to be allocated	—	4	55	—	—	59

Balance at September 30, 2019	$111	$45,865	$(4,200)	$70,412	$(3,933)	$108,255

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$4,223	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	169	265
Net realized loss on sales and calls of securities	40	22
Provision for loan losses	2,010	1,575
Loans originated for sale	(32,392)	(26,937)
Proceeds from sale of loans	30,807	29,146
Net gain on sale of loans	(367)	(435)
Amortization of intangible assets	32	32
Depreciation and amortization	969	866
Impairment loss on goodwill	—	95
Write-down of other real estate owned	—	387
Deferred income tax expense	(224)	(12)
Increase in cash surrender value of insurance	(300)	(300)
Increase in accrued interest receivable	(270)	(269)
Increase (decrease) in other assets	1,213	(788)
Increase in accrued expenses and other liabilities	1,258	7
Net cash provided by operating activities	7,168	6,813
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	5,554	2,113
Proceeds from maturities and principal repayments of securities	11,952	11,881
Purchases of securities	(28,388)	(3,885)
Net purchases of FHLB Stock	(725)	(1,766)
Net increase in loans	(80,656)	(89,224)
Purchases of bank owned life insurance	(41)	(41)
Purchases of bank premises and equipment	(2,500)	(434)
Proceeds from sale of other real estate owned	180	108
Net cash used in investing activities	(94,624)	(81,248)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	31,429	30,911
Net increase in time deposits	54,138	10,702
Decrease in mortgagors' escrow accounts	(4,032)	(3,763)
Net (decrease) increase in short-term debt	(13,954)	20,537
Net increase in long-term debt	25,292	18,184
Proceeds of stock subscriptions	9,814	—
Return of unfulfilled stock subscriptions	(41,082)	—
Loan to ESOP	(4,364)	—
Offering expenses	(1,898)	—
Return of capital to Rhinebeck Bancorp, MHC	(121)	—
Net cash provided by financing activities	55,222	76,571
Net (decrease) increase in cash and due from banks	(32,234)	2,136
Cash and Due from Banks
Beginning balance	50,590	10,460
Ending balance	$18,356	$12,596
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$6,424	$3,483
Income taxes	$1,040	$368

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The consolidated financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. As of September 30, 2019, the significant accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014‑09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company used the modified retrospective method for transition with the cumulative effect recognized as of the date of initial application with no restatement of prior periods. The adoption did not have a material effect on the Company’s financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to current revenue recognition practices. See Note 14 for additional information related to the adoption of ASU No. 2014‑09.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 for public companies, but the Company will have until the first quarter of 2020 to adopt due to its emerging growth company status. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements and collecting the data necessary for that assessment and adoption.

In June 2016, the FASB issued ASU No. 2016‑13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits; although early adoption is permitted in 2019. The Company is currently assessing the effect of ASU No. 2016‑13 and has engaged with a software vendor to assist in its efforts.

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

Effective January 1, 2019, the Company adopted ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

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

Accordingly, the Company’s consolidated financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the recent accounting standards reflect those that relate to non-issuer companies.

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$92,951	$754	$(407)	$93,298
U.S. government agency securities	19,366	91	(71)	19,386
Municipal securities [1]	888	20	—	908
Corporate Bonds	1,500	15	—	1,515
Other	541	57	—	598
Total	$115,246	$937	$(478)	$115,705

	December 31, 2018
U.S. Treasury securities	$3,036	$—	$(65)	$2,971
U.S. government agency mortgage-backed securities–residential	82,965	8	(2,757)	80,216
U.S. government agency securities	16,919	—	(451)	16,468
Municipal securities(1)	1,228	4	—	1,232
Other	425	—	—	425
Total	$104,573	$12	$(3,273)	$101,312

[1]	The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$12,419	$(56)	$29,600	$(351)	$42,019	$(407)
U.S. government agency securities	—	—	12,862	(71)	12,862	(71)
Total	$12,419	$(56)	$42,462	$(422)	$54,881	$(478)

	December 31, 2018
U.S. Treasury securities	$—	$—	$2,971	$(65)	$2,971	$(65)
U.S. government agency mortgage-backed securities-residential	1,669	(4)	76,586	(2,753)	78,255	(2,757)
U.S. government agency securities	0	0	16,468	(451)	16,468	(451)
Total	$1,669	$(4)	$96,025	$(3,269)	$97,694	$(3,273)

At September 30, 2019 and December 31, 2018, the Company had 61 and 96 individual available-for-sale securities with unrealized losses totaling $478 and $3,273, respectively, with an aggregate depreciation of 0.87% and 3.35%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018.

The amortized cost and fair value of available for sale debt securities at September 30, 2019 and December 31, 2018, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$1,075	$1,074	$1,221	$1,210
After 1 but within 5 years	13,443	13,374	17,253	16,780
After 5 but within 10 years	7,056	7,181	1,975	1,945
After 10 years	180	180	734	736
Total Maturities	21,754	21,809	21,183	20,671

Mortgage-backed securities	92,951	93,298	82,965	80,216
Other	541	598	425	425
Total	$115,246	$115,705	$104,573	$101,312

At September 30, 2019 and December 31, 2018, available for sale securities with a carrying value of $25,327 and $27,465, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, $728 and $1,032 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York.

During the nine months ended September 30, 2019, there was $5,554 in proceeds from the sales of available for sale securities with $40 in gross losses realized. Proceeds from the sale of available for sale securities and calls aggregated $2,113 with $22 in gross losses realized for the year ended December 31, 2018.

3.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2019	2018
Commercial real estate loans:
Construction	$16,654	$12,870
Non-residential	208,778	197,499
Multi-family	20,272	12,661
Residential real estate loans	41,344	43,534
Commercial and industrial loans	88,187	83,203
Consumer loans:
Indirect automobile	354,394	297,144
Home equity	17,336	19,269
Other consumer	10,133	10,826
Total gross loans	757,098	677,006
Net deferred loan costs	9,804	8,042
Allowance for loan losses	(7,903)	(6,646)
Total net loans	$758,999	$678,402

At September 30, 2019 and December 31, 2018, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $1,065 and $888, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention, substandard and doubtful within the internal risk system:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Construction	$16,654	$—	$—	$—	$16,654
Non-residential	200,820	3,614	4,175	169	208,778
Multifamily	19,888	—	384	—	20,272
Residential real estate	38,687	—	—	2,657	41,344
Commercial and industrial	86,255	621	889	422	88,187
Consumer:
Indirect automobile	353,720	—	—	674	354,394
Home equity	16,854	—	—	482	17,336
Other consumer	10,084	—	—	49	10,133
Total	$742,962	$4,235	$5,448	$4,453	$757,098

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate:
Construction	$12,870	$—	$—	$—	$12,870
Non-residential	186,020	6,840	4,639	—	197,499
Multifamily	12,261	—	400	—	12,661
Residential real estate	41,249	—	—	2,285	43,534
Commercial and industrial	81,111	965	1,124	3	83,203
Consumer:
Indirect automobile	296,692	—	—	452	297,144
Home equity	19,071	—	—	198	19,269
Other consumer	10,816	—	—	10	10,826
Total	$660,090	$7,805	$6,163	$2,948	$677,006

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$16,654	$—	$—	$—	$16,654	$—
Non-residential	202,855	235	1,835	3,853	208,778	3,853
Multifamily	19,887	—	—	385	20,272	385
Residential real estate	39,871	48	357	1,068	41,344	2,657
Commercial and industrial	87,459	10	296	422	88,187	674
Consumer:
Indirect automobile	347,611	5,228	902	653	354,394	673
Home equity	16,678	159	115	384	17,336	482
Other consumer	9,878	149	57	49	10,133	49
Total	$740,893	$5,829	$3,562	$6,814	$757,098	$8,773

	December 31, 2018
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$12,870	$—	$—	$—	$12,870	$—
Non-residential	193,273	1,466	253	2,507	197,499	2,507
Multifamily	12,487	174	—	—	12,661	—
Residential real estate	42,083	305	615	531	43,534	2,208
Commercial and industrial	82,992	206	1	4	83,203	297
Consumer:
Indirect automobile	291,369	4,429	915	431	297,144	452
Home equity	18,905	264	—	100	19,269	198
Other consumer	10,601	186	29	10	10,826	10
Total	$664,580	$7,030	$1,813	$3,583	$677,006	$5,672

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	September 30, 2019
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	3,853	3,915	—	3,180
Multifamily	385	409	—	192
Residential real estate	2,657	3,150	—	2,471
Commercial and industrial	674	814	—	486
Consumer:
Indirect automobile	374	421	—	324
Home equity	482	532	—	340
Other consumer	11	11	—	10
Total	$8,436	$9,252	$—	$7,003
With an allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	—	—	—	—
Multifamily	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Indirect automobile	299	323	118	239
Home equity	—	—	—	—
Other consumer	38	40	6	19
Total	$337	$363	$124	$258
Total:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	3,853	3,915	—	3,180
Multifamily	385	409	—	192
Residential real estate	2,657	3,150	—	2,471
Commercial and industrial	674	814	—	486
Consumer:
Indirect automobile	673	744	118	563
Home equity	482	532	—	340
Other consumer	49	51	6	29
Total	$8,773	$9,615	$124	$7,261

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2018
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,023
Multifamily	—	—	—	—
Residential real estate	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	758
Consumer:
Indirect automobile	274	320	—	242
Home equity	198	211	—	158
Other consumer	10	10	—	5
Total	$5,571	$6,404	$—	$6,984
With an allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$—
Non-residential	—	—	—	451
Multifamily	—	—	—	—
Residential real estate	—	—	—	—
Commercial and industrial	—	—	—	9
Consumer:
Indirect automobile	178	191	50	205
Home equity	—	—	—	—
Other consumer	—	—	—	2
Total	$178	$191	$50	$667
Total:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,474
Multifamily	—	—	—	—
Residential real estate	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	767
Consumer:
Indirect automobile	452	511	50	447
Home equity	198	211	—	158
Other consumer	10	10	—	7
Total	$5,749	$6,595	$50	$7,651

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At September 30, 2019 and December 31, 2018, three loans totaling $1,687 and the same three loans totaling $1,774, respectively, included in impaired loans, were identified as TDRs. There were no new TDRs in the first nine months of 2019. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of $117, which included both rate and term modifications. At September 30, 2019

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

and December 31, 2018, all TDR loans were performing in accordance with their restructured terms. During the year ended December 31, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At September 30, 2019 and December 31, 2018, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $265,629 and $255,892 as of September 30, 2019 and December 31, 2018, respectively.

The balance of capitalized servicing rights, included in other assets at September 30, 2019 and December 31, 2018, were $2,192 and $2,278, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended September 30, 2019 and the year ended December 31, 2018.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals
	Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,252	$305	$1,895	$3,606	$800	$7,858
Provision for loan losses	(79)	(49)	(276)	898	(44)	450
Loans charged-off	—	—	(43)	(494)	(67)	(604)
Recoveries	—	—	14	173	12	199
Ending balance	$1,173	$256	$1,590	$4,183	$701	$7,903

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$947	$513	$1,082	$2,621	$776	$5,939
Provision for loan losses	(77)	(40)	(27)	728	(59)	525
Loans charged-off	—	—	(1)	(365)	(6)	(372)
Recoveries	—	1	1	211	5	218
Ending balance	$870	$474	$1,055	$3,195	$716	$6,310

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Nine months ended September 30, 2019

Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	93	(67)	89	1,930	(35)	2,010
Loans charged-off	—	—	(55)	(1,413)	(82)	(1,550)
Recoveries	—	3	14	751	29	797
Ending balance	$1,173	$256	$1,590	$4,183	$701	$7,903
Ending balance:
Loans deemed impaired	$—	$—	$—	$118	$6	$124
Loans not deemed impaired	$1,173	$256	$1,590	$4,065	$695	$7,779
Loan receivables:
Ending balance	$245,704	$41,344	$88,187	$354,394	$27,469	$757,098
Ending balance:
Loans deemed impaired	$4,238	$2,657	$674	$673	$531	$8,773
Loans not deemed impaired	$241,466	$38,687	$87,513	$353,721	$26,938	$748,325

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Nine months ended September 30, 2018

Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
Provision for loan losses	(132)	15	91	1,545	56	1,575
Loans charged-off	(303)	—	(28)	(1,100)	(25)	(1,456)
Recoveries	—	4	113	600	17	734
Ending balance	$870	$474	$1,055	$3,195	$716	$6,310
Ending balance:
Loans deemed impaired	$—	$—	$5	$83	$11	$99
Loans not deemed impaired	$870	$474	$1,050	$3,112	$705	$6,211
Loan receivables:
Ending balance	$224,699	$44,387	$79,055	$272,892	$30,013	$651,046
Ending balance:
Loans deemed impaired	$4,668	$2,445	$630	$542	$294	$8,579
Loans not deemed impaired	$220,031	$41,942	$78,425	$272,350	$29,719	$642,467

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$1,305	$455	$879	$2,150	$668	$5,457
Provision for loan losses	(45)	(140)	578	1,539	168	2,100
Loans charged-off	(303)	—	(37)	(1,607)	(66)	(2,013)
Recoveries	123	5	122	833	19	1,102
Ending balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Ending balance:
Loans deemed impaired	$—	$—	$—	$50	$—	$50
Loans not deemed impaired	$1,080	$320	$1,542	$2,865	$789	$6,596
Loan receivables:
Ending balance	$223,030	$43,534	$83,203	$297,144	$30,095	$677,006
Ending balance:
Loans deemed impaired	$2,507	$2,285	$297	$452	$208	$5,749
Loans not deemed impaired	$220,523	$41,249	$82,906	$296,692	$29,887	$671,257

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	September 30,	December 31,
	2019	2018
Land	$3,690	$3,536
Buildings and improvements	25,347	23,534
Furniture, fixtures and equipment	12,047	11,708
Construction in process	245	51
Total	41,329	38,829
Less accumulated depreciation	(22,758)	(21,789)
Net	$18,571	$17,040

5.    Goodwill

The changes in the carrying value of goodwill are as follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
RAM	2019	2018
Beginning balance	$1,410	$1,505
Impairment	—	(95)

Ending balance	$1,410	$1,410

Accumulated impairment	$1,116	$1,116

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

In 2018, the Company tested the goodwill recorded for RAM and determined that a write-down of $95 was required to reflect impairment due to the loss of expected revenue.

6.    Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
RAM	2019	2018
Beginning balance	$284	$326
Amortization	(32)	(42)

Ending balance	$252	$284
Accumulated amortization and impairment	$695	$663

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $32 and $42 of amortization expense related to its intangible assets for the nine months ended September 30, 2019 and the year ended December 31, 2018.

At September 30, 2019, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of September 30, 2019, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2019	$10
2020	42
2021	42
2022	42
2023	42
Thereafter	74
Total	$252

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

7.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2019	2018
Noninterest bearing demand deposits	$179,924	$171,829
Interest bearing accounts:
NOW	98,769	99,715
Savings	121,095	126,822
Money market	160,363	130,356
Time certificates of deposit	209,834	155,696
Total interest bearing accounts	590,061	512,589
Total deposits	$769,985	$684,418

Included in time certificates of deposit at September 30, 2019 and December 31, 2018 were reciprocal deposits totaling $19,078 and $21,515, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $43,264 and $16,644 as of September 30, 2019 and December 31, 2018, respectively.

Contractual maturities of time certificates of deposit at September 30, 2019 are summarized below:

September 30,
2019
Within 1 year	$172,954
1 – 2 years	14,506
2 – 3 years	13,487
3 – 4 years	2,789
4 – 5 years	6,098
Total	$209,834

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2019 and December 31, 2018, the Bank had access to a preapproved secured line of credit with the FHLB of $472,936 and $441,134, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2019 and December 31, 2018, the Bank had pledged assets of $157,255 and $145,805, respectively. At September 30, 2019,

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

the Bank also had structured borrowings in the amount of $47,936. The outstanding principal amounts and the related terms and rates at September 30, 2019 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
2 year amortizing	$1,908	May 15, 2020	2.78%	$1,908	$—
2 year amortizing	2,117	June 8, 2020	2.76%	2,117	—
2 year amortizing	8,777	May 17, 2021	2.53%	4,968	3,809
2 year bullet	10,000	May 17, 2021	2.46%	—	10,000
3 year amortizing	5,939	May 17, 2021	2.92%	3,357	2,582
3 year amortizing	9,195	May 16, 2022	2.49%	3,271	5,924
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
Total	$47,936	Weighted Average Rate	2.56%	$15,621	$32,315

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2019 or December 31, 2018.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00%  (4.15% at September 30, 2019 and 4.65% at December 31, 2018) mature on May 23, 2035.

Other Borrowings

The Company maintains an unsecured line of credit in the amount of $5,000 with Atlantic Community Bankers Bank.  At September 30, 2019, there were no advances under this line.  On December 31, 2018, there was an outstanding advance of $5,000 to Rhinebeck Bancorp, MHC which was paid in full on January 16, 2019 at the close of the Company’s offering.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2019 or December 31, 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which, the Board of Directors of the Bank voted to freeze the its defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Nine months	Year ended
	ended September 30,	December 31,
	2019	2018
Projected and accumulated benefit obligation	$(21,136)	$(18,241)
Plan assets at fair value	20,354	17,459
Funded status included in other liabilities	$(782)	$(782)

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2019	2018
Interest cost	$555	$345
Expected return on plan assets	(705)	(537)
Amortization of unrecognized loss	328	187
Net periodic cost (benefit)	$178	$(5)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of September 30, 2019 the investment funds included seven equity funds and four fixed income funds, comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$—	$15,542	$—	$15,542
Equity	—	4,812	—	4,812
Total assets at fair value	$—	$20,354	$—	$20,354

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$—	$13,638	$—	$13,638
Equity	—	3,821	—	3,821
Total assets at fair value	$—	$17,459	$—	$17,459

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

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $643 and $577 for the nine months ended September 30, 2019 and 2018, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and trustees. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of $18,359 and $18,018 at September 30, 2019 and December 31, 2018, respectively. Net earnings on these policies aggregated $300 and $300 for the nine months ended September 30, 2019 and 2018, respectively, which are included in noninterest income in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”) covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2019 and December 31, 2018, total amounts due of $1,945 and $1,687, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $91 and $95 for the nine months ended September 30, 2019 and 2018, respectively, which were included in other noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2019 and December 31, 2018, $1,013 and $975, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $405 and $379 for the nine months ended September 30, 2019 and 2018, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,316 and $1,276, respectively, at September 30, 2019 and December 31, 2018. The Company recognized expenses of $40 and $40 for the nine-month periods ended September 30, 2019 and September 30, 2018, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,128 and $2,108, respectively, at September 30, 2019 and December 31, 2018. The Company recognized expenses of $67 and $75 for the nine months ended September 30, 2019 and 2018, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% at January 16, 2019). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2019 was $4,364. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

September 30, 2019
Allocated	—
Committed to be allocated	16,362
Unallocated	420,063
Total shares	436,425

The fair value of unallocated shares was $4,495 at September 30, 2019.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2019 was $185.

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

As of September 30, 2019, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years ending December 31:
2019	$149
2020	627
2021	633
2022	578
2023	555
2024 and beyond	563
Total	$3,105

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Total rental expense charged to operations for cancelable and non-cancelable operating leases was $474 and $479 for the nine months ended September 30, 2019 and 2018, respectively. Rental income under subleases was $228 and $230 for the nine months ended September 30, 2019 and 2018, respectively.

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2019	2018
Commitments to extend credit summarized as follows:
Future loan commitments	$9,118	$3,157
Undisbursed construction loans	8,622	16,289
Undisbursed home equity lines of credit	10,255	9,532
Undisbursed commercial and other line of credit	57,975	50,773
Standby letters of credit	2,752	1,785
Total	$88,722	$81,536

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

12.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The final rules implementing the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. Banks (BASEL III) became effective for the Bank on January 1, 2016. Compliance with the requirements was phased in over a four year period with full compliance as of January 1, 2019. All presented capital ratios are calculated using BASEL III rules.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	September 30, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$110,099	13.44%	$65,557	8.00%	$81,946	10.00%
Tier 1 capital (to risk-weighted assets)	102,196	12.47%	49,167	6.00%	65,557	8.00%
Common equity tier one capital (to risk weighted assets)	102,196	12.47%	36,876	4.50%	53,265	6.50%
Tier 1 capital (to average assets)	102,196	11.01%	37,132	4.00%	46,415	5.00%

	December 31, 2018
Rhinebeck Bank
Total capital (to risk-weighted assets)	$81,222	11.07%	$58,694	8.00%	$73,368	10.00%
Tier 1 capital (to risk-weighted assets)	74,576	10.16%	44,021	6.00%	58,694	8.00%
Common equity tier one capital (to risk weighted assets)	74,576	10.16%	33,016	4.50%	47,689	6.50%
Tier 1 capital (to average assets)	74,576	8.80%	33,901	4.00%	42,376	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

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

Available for Sale Securities

Where quoted prices are available in an active market for identical securities, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include marketable equity securities and U.S. Treasury obligations. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds, mortgage-backed securities and municipal bonds. The Company does not have any Level 3 securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	September 30, 2019
U.S. government agency mortgage-backed securities-residential	$93,298	$—	$93,298	$—
U.S. government agency securities	19,386	—	19,386	—
Municipal securities	908	—	908	—
Corporate Bonds	1,515	—	1,515	—
Other	598	—	598	—
Total	$115,705	$—	$115,705	$—

	December 31, 2018
U.S. Treasury securities	$2,971	$2,971	$—	$—
U.S. government agency mortgage-backed securities – residential	80,216	—	80,216	—
U.S. government agency securities	16,468	—	16,468	—
Municipal securities	1,232	—	1,232	—
Other	425	—	425	—
Total	$101,312	$2,971	$98,341	$—

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	September 30, 2019
Impaired loans, with specific reserves	$213	$—	$—	$213
Other real estate owned	1,074	—	—	1,074
Total	$1,287	$—	$—	$1,287

	December 31, 2018
Impaired loans	$128	$—	$—	$128
Other real estate owned	935	—	—	935
Total	$1,063	$—	$—	$1,063

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)
	September 30, 2019

Impaired loans	$213	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,074	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
December 31, 2018

	December 31, 2018
Impaired loans	$128	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	935	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	September 30,		December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 2)	$18,356	$18,356	$50,590	$50,590
Available for sale securities (Level 2)	115,705	115,705	101,312	101,312
FHLB stock (Level 2)	2,608	2,608	1,883	1,883
Loans, net (Level 3)	758,999	765,048	678,402	667,641
Accrued interest receivable (Level 2)	2,793	2,793	2,523	2,523
Mortgage servicing rights (Level 3)	2,192	3,713	2,278	4,667
Financial Liabilities:
Deposits (Level 2)	769,985	764,230	684,418	637,863
Mortgagors escrow accounts (Level 2)	3,693	3,695	7,725	7,723
FHLB advances (Level 2)	47,936	48,394	31,598	31,561
Subordinated debt and other borrowings (Level 2)	5,155	5,155	10,155	10,155

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

•

Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B‑1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

15.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months and nine months ended September 30, 2019 and 2018, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at June 30, 2019	$(246)	$(4,109)	$(4,355)
Other comprehensive (loss) gain before reclassifications	(24)	375	351
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	47	375	422
Balance at September 30, 2019	$(199)	$(3,734)	$(3,933)

Balance at June 30, 2018	$264	$(7,830)	$(7,566)
Other comprehensive loss before reclassifications	—	(512)	(512)
Period change	—	(512)	(512)
Balance at September 30, 2018	$264	$(8,342)	$(8,078)

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2018	$(339)	$(6,673)	$(7,012)
Other comprehensive (loss) gain before reclassifications	(72)	2,907	2,835
Amounts reclassified from accumulated other comprehensive loss	212	32	244
Period change	140	2,939	3,079
Balance at September 30, 2019	$(199)	$(3,734)	$(3,933)

Balance at December 31, 2017	$(534)	$(6,421)	$(6,955)
Other comprehensive gain (loss) before reclassifications	650	(1,939)	(1,289)
Amounts reclassified from accumulated other comprehensive loss	148	18	166
Period change	798	(1,921)	(1,123)
Balance at September 30, 2018	$264	$(8,342)	$(8,078)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

16.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of September 30, 2019. Earnings per share data is not applicable for the period ended September 30, 2018 because the Company had not yet been formed and had no shares outstanding.

	Three months ended	Nine months ended
(Dollars in thousands, except for per share data)	September 30, 2019	September 30, 2019
Net income applicable to common stock	$2,091	$4,223

Average number of common shares outstanding	11,133,290	11,133,290
Less: Average unallocated ESOP shares	422,790	428,244
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	10,710,500	10,705,046

Earnings per Common share:
Basic	$0.20	$0.39
Diluted	$0.20	$0.39

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10‑Q.

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

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in our Annual Report on Form 10‑K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. As of September 30, 2019, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10‑K for the year ended December 31, 2018.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets were $946.0 million at September 30, 2019, representing an increase of $63.6 million, or 7.2%, compared to $882.4 million at December 31, 2018. The increase was primarily related to an increase in the loan portfolio and available for sale securities, which was substantially offset by a $32.2 million decrease in cash balances on hand. Prior to year-end, subscription receipts in connection with the Company’s stock offering had temporarily increased our federal fund balances to $37.1 million.

Cash and Due from Banks. Cash and due from banks decreased $32.2 million, or 63.7%, to $18.4 million at September 30, 2019 from $50.6 million at December 31, 2018 primarily due to the return of $41.1 million of unfilled subscriptions for Rhinebeck Bancorp, Inc.’s stock offering.

Investment Securities Available for Sale. Investment securities available for sale increased $14.4 million, or 14.2%, to $115.7 million at September 30, 2019 from $101.3 million at December 31, 2018, which was funded by increased deposits and borrowings. This increase was due to purchases of mortgage backed securities of $28.4 million and a reduction in unrealized loss of $3.7 million, offset by principal pay-downs of $12.1 million and sales and calls of $5.6 million.

Net Loans. Total net loans receivable were $759.0 million at September 30, 2019, an increase of $80.6 million, or 11.9%, as compared to $678.4 million at December 31, 2018. The primary increase was in our indirect automobile portfolio, which increased $55.7 million, or 19.2%, as we continued to increase the number of dealerships in Albany and grow that line of business. The net increase in commercial real estate loans totaled $22.6 million, or 10.2%, as compared to December 31, 2018. During the same period our allowance for loan losses increased $1.3 million, or 18.9%, to reflect the growth in our indirect automobile portfolio and an increase in non-performing assets.

Non-accrual loans increased $3.1 million, or 54.7%, to $8.8 million between year end and September 30, 2019. During the same timeframe non-performing assets increased $2.9 million or 39.7%.

Total Liabilities. Total liabilities increased $14.7 million, or 1.8%, to $837.8 million at September 30, 2019, primarily due to an increase of $16.3 million in Federal Home Loan Bank advances and an $85.6 million increase in deposits, offset by the release of $90.0 million in gross subscription offering proceeds and a $5.0 million line of credit pay-down.

Deposits. Deposits increased 12.5%, or $85.6 million, to $770.0 million at September 30, 2019. Interest bearing accounts grew 15.1%, or $77.5 million, to $590.1 million while non-interest bearing balances increased 4.7% or $8.1 million finishing the first nine months at $179.9 million. Money market balances were significantly impacted by the receipt of an estate deposit in the amount of $23.2 million in September 2019.

Borrowed Funds. Advances from the Federal Home Loan Bank increased $16.3 million from $31.6 million at December 31, 2018 to $47.9 million at September 30, 2019, in order to support asset growth.  A $5.0 million borrowing undertaken by Rhinebeck Bancorp, MHC just prior to year-end, used to support Bank capital ratios, was paid back at the close of the stock offering in January 2019.

Stockholders’ Equity. Stockholders’ equity increased $49.0 million to $108.3 million, primarily due to proceeds from the common stock offering of $45.7 million recorded in additional paid-in capital. At September 30, 2019, the Company’s book value per share was $9.72. At September 30, 2019, the Company’s ratio of stockholders’ equity-to-total assets was 11.4%, compared to 6.7% at December 31, 2018. This ratio was significantly impacted by the stock offering and reorganization. Unallocated common stock held by the Bank’s employee stock ownership plan was $4.2 million at September 30, 2019.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2019 and September 30, 2018

Net Income. Net income for the three months ended September 30, 2019 increased $127,000, or 6.5%, to $2.1 million, or $0.20 per basic and diluted share, compared to net income of $2.0 million for the three months ended September 30, 2018. Interest and dividend income increased $1.7 million, or 18.3%, interest expense increased $938,000, or 65.9%, the provision for loan losses decreased $75,000, or 14.3%, noninterest income decreased $39,000, or 2.6%, while other expenses and taxes increased $643,000, or 9.5%, between comparable quarters.

For the nine months ended September 30, 2019, net income was $4.2 million, or $0.39 per basic and diluted share, compared to $3.2 million for the nine months ended September 30, 2018. Interest income increased by $5.8 million, or 23.7%, and noninterest income increased $526,000, or 14.5%, between the two nine-month periods. These revenue gains were partially offset by a $2.7 million, or 76.3%, increase in interest expense, a $435,000 increase in provision for loan losses, and a $2.1 million, or 10.6%, increase in other noninterest and tax expenses during the equivalent timeframes.

Net Interest Income. Net interest income increased $734,000 or 9.5%, to $8.5 million for the three months ended September 30, 2019 compared to the quarter ended September 30, 2018. The ratio of average interest-earning assets to average interest-bearing liabilities increased 2.8% to 136.9% while our net interest margin declined by 25 basis points to 3.85% when comparing the third quarter of 2019 to the same period in 2018.

For the nine months ended September 30, 2019, net interest income increased $3.1 million, or 14.7%, to $24.0 million from $20.9 million for the comparable 2018 period. Overall there was a 9 basis point decline in net interest margin to 3.80%, when comparing the respective nine month periods while the ratio of average interest-earning assets to average interest-bearing liabilities improved 4.5% to 137.4%.

Interest Income. Interest income increased $1.7 million, or 18.3%, to $10.8 million for the three months ended September 30, 2019 from $9.2 million for the comparable 2018 period. The average balances of interest-earning assets increased by $124.6 million, or 16.7%, to $872.8 million while the average yield improved 7 basis points to 4.92%

The average balance of interest-earning assets increased by $125.8 million, or 17.5%, to $843.5 million while the average yield improved by 24 basis points to 4.80% when comparing the nine-month periods ended September 30, 2019 and 2018, respectively.

In both comparable periods, interest income increases were mostly driven by continued origination of a greater volume of higher-yielding indirect automobile loans and commercial loans.

Interest Expense. Interest expense increased $938,000 or 65.9%, to $2.4 million for the three months ended September 30, 2019 over the comparable 2018 period. The average balance of total interest-bearing liabilities increased by $75.6 million, or 13.4%, to $637.8 million while interest rates on those balances increased 47 basis points to an average of 1.47% when comparing the quarters ended September 30, 2019 and 2018.

For the nine months ended September 30, 2019, interest expense grew $2.7 million, or 76.3%, to $6.3 million from $3.6 million for the comparable 2018 period, while the average balance of total interest-bearing liabilities increased by $68.4 million, or 12.5%, year over year. The increase in interest expense was also driven by a 50 basis point increase in the overall cost of average interest-bearing liabilities to 1.38% for the first nine months of 2019 from 0.88% for the first nine months of 2018.

Provision for Loan Losses. We recorded $450,000 in provision for loan losses for the three-month period ended September 30, 2019, as compared to $525,000 for the comparable three month period of 2018. Management deemed the decrease adequate to cover the $405,000 in net charge-offs experienced. Net charge-offs for the quarter ended September 30, 2018 totaled $154,000.

We recorded a $2.0 million provision for loan losses through the first nine months of 2019 as compared to $1.6 million for the same nine months in 2018, an increase of 27.6% period over period. Net charge-offs increased in comparative periods by $31,000, or 4.3%, from $722,000 to $753,000. Due to favorable improvement in net charge-off experiences in our growing indirect portfolio during the first nine months of 2019, management felt compelled to reduce the provision by $75,000 during the quarter.

Non-Interest Income. Non-interest income totaled $1.5 million for the three months ended September 30, 2019; a slight decrease of $39,000, or 2.6%, compared to $1.5 million for the same period ended September 30, 2018. A decrease in service charges on deposit accounts of $56,000, or 7.1%, was partially offset by a $21,000 realized loss on sales of securities in the quarter ended September 30, 2018 with no corresponding activity in the quarter ended September 30, 2019.

For the nine months ended September 30, 2019, non-interest income totaled $4.2 million, an increase of $526,000, or 14.5% over the comparative period in 2018. The increase was primarily due to period over period increases of $111,000 in deposit account fees, a $387,000 OREO write-down in 2018 and additional investment advisory income of $210,000 in 2019.  The increase was partially offset by $83,000 less in loan fees, an increase in loss on security sales of $18,000, $68,000 less revenue on sales of loans and $13,000 less in rental income from bank held properties.

Non-Interest Expense. For the three months ended September 30, 2019, non-interest expenses increased $359,000 to $6.8 million, as compared to $6.5 million for the comparable 2018 period. Salaries and employee benefits increased $343,000, or 9.5%, attributable to annual salary merit increases, production incentives, employee benefit increases and additions to staff. Occupancy expenses grew $20,000, or 2.4%, mostly due to increased depreciation on the purchases of new loan software and cash recyclers in late 2018 and 2019 and the purchase of our branch location in Goshen. Data processing fees increased $70,000, or 24.7%, mostly due to general increases in overall processing volumes and the additions of new technologies. Professional fees were up by $144,000, or 66.4%, mostly due to increases related to our new status as a public company effective this year. Marketing expenses also increased $18,000 or 12.2%. These increases were offset by reductions of $200,000, or 87.3%, due to assessment rate reductions and credits received from the FDIC, and $28,000, or 27.7%, in OREO expenses, as comparatively less maintenance was required in 2019.

For the nine months ended September 30, 2019, non-interest expenses increased $1.6 million to $20.8 million, or 8.1%, as compared to $19.2 million for the first nine months of 2018. Year to date salaries and employee benefits increased $1.4 million, or 13.3%, attributable to annual salary merit increases, production incentives, employee benefit increases and additions to staff. Occupancy costs increased by $59,000, or 2.3%, due mainly to increased depreciation expense as the result of the purchases of new equipment and software and the purchase of a building in Goshen, housing our branch operation. Data processing fees increased $152,000, or 17.9%, due to general increases in overall processing volumes and the additions of new technologies. Professional fees increased $352,000, or 55.4%, as the Company absorbed the additional expenses required of a public company.  Marketing and advertising decreased 12.0%, or $64,000, due mostly to timing as 2018 saw more advertising, publicity, and community support activity in that comparative period. Insurance expense reflected a decrease of $291,000, or 47.9%, mainly due to a reduction in our FDIC assessment. OREO expense decreased $73,000 comparatively over the first nine months of 2019 as $115,000 in expenses of a previously foreclosed loan were recovered. Other expenses were up 3.8%, or $123,000, due mostly to volume related expenses and growing loan production and servicing costs.

Income Taxes. Income taxes increased by $284,000 for the three months ended September 30, 2019 as compared to the comparable period in 2018 as our income before income taxes increased. Our effective tax rate for the three months ended September 30, 2019 was 20.8% compared to 11.9% for the three months ended September 30, 2018. The tax liability in 2018 was positively impacted by a 2017 pension contribution made in August of 2018.

For the nine months ended September 30, 2019, income taxes increased $535,000, or 98.2%, from $545,000 in the first nine months of 2018 to $1.1 million for the comparable 2019 period. Our effective tax rate for the nine months ended September 30, 2019 was 20.4% as compared to 14.7% for the nine months ended September 30, 2018.

Average Balance Sheets for the Three and Nine months Ended September 30, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2019			2018
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest bearing depository accounts	$2,268	$10	1.75%	$1,353	$5	1.47%
Loans(1)	754,317	10,160	5.34%	640,534	8,570	5.31%
Marketable Securities	116,210	655	2.24%	106,322	578	2.16%
Total interest-earning assets	$872,795	$10,825	4.92%	$748,209	$9,153	4.85%
Non-interest-earning assets	53,082			53,819
Total assets	$925,877			$802,028
Liabilities and equity:
NOW accounts	$98,737	$80	0.32%	$97,770	$63	0.26%
Money market accounts	139,688	476	1.35%	129,582	313	0.96%
Savings accounts	121,008	105	0.35%	127,398	82	0.26%
Certificates of deposit	207,600	1,262	2.41%	152,440	621	1.62%
Total interest-bearing deposits	567,033	1,923	1.35%	507,190	1,079	0.84%
Escrow accounts	11,057	34	1.22%	10,719	33	1.22%
Federal Home Loan Bank advances	54,518	347	2.53%	39,140	254	2.57%
Subordinated debt	5,155	57	4.39%	5,155	57	4.39%
Other interest-bearing liabilities	70,730	438	2.46%	55,014	344	2.48%
Total interest-bearing liabilities	$637,763	$2,361	1.47%	$562,204	$1,423	1.00%
Non-interest-bearing deposits	170,871			174,450
Other non-interest-bearing liabilities	10,555			8,906
Total liabilities	$819,189			$745,560
Total stockholders’ equity	106,688			56,468
Total liabilities and stockholders’ equity	$925,877			$802,028
Net interest income		$8,464			$7,730
Interest rate spread			3.45%			3.85%
Net interest margin(2)			3.85%			4.10%
Average interest-earning assets to average interest-bearing liabilities			136.85%			133.08%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest bearing depository accounts	$3,228	$51	2.15%	$1,269	$14	1.48%
Loans(1)	727,275	28,276	5.20%	606,566	22,713	5.01%
Marketable Securities	112,975	1,976	2.34%	109,827	1,762	2.14%
Total interest-earning assets	$843,478	$30,303	4.80%	$717,662	$24,489	4.56%
Non-interest-earning assets	52,558			53,825
Total assets	$896,036			$771,487
Liabilities and equity:
NOW accounts	$97,032	$232	0.32%	$100,643	$172	0.23%
Money market accounts	136,188	1,327	1.30%	127,385	763	0.80%
Savings accounts	121,077	317	0.35%	125,827	219	0.23%
Certificates of deposit	184,556	3,026	2.19%	148,482	1,696	1.53%
Total interest-bearing deposits	538,853	4,902	1.22%	502,337	2,850	0.76%
Escrow accounts	8,731	78	1.19%	8,312	77	1.24%
Federal Home Loan Bank advances	60,992	1,200	2.63%	29,853	516	2.31%
Subordinated debt	5,439	168	4.13%	5,155	157	4.07%
Other interest-bearing liabilities	75,162	1,446	2.57%	43,320	750	2.31%
Total interest-bearing liabilities	$614,015	$6,348	1.38%	$545,657	$3,600	0.88%
Non-interest-bearing deposits	165,773			161,142
Other non-interest-bearing liabilities	14,639			9,431
Total liabilities	$794,427			$716,230
Total stockholders’ equity	101,609			55,257
Total liabilities and stockholders’ equity	$896,036			$771,487
Net interest income		$23,955			$20,889
Interest rate spread			3.42%			3.68%
Net interest margin(2)			3.80%			3.89%
Average interest-earning assets to average interest-bearing liabilities			137.37%			131.52%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume (in thousands).

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2018			September 30, 2018
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$4	$1	$5	$29	$8	$37
Loans receivable	1,532	58	1,590	4,666	897	5,563
Marketable securities	55	22	77	52	162	214
Total interest-earning assets	1,591	81	1,672	4,747	1,067	5,814
Interest expense:
Deposits	295	550	845	519	1,534	2,053
Escrow accounts	2	(1)	1	3	(2)	1
Federal Home Loan Bank advances	97	(5)	92	603	80	683
Subordinated debt	—	—	—	9	2	11
Total interest-bearing liabilities	394	544	938	1,134	1,614	2,748
Net increase in net interest income	$1,197	$(463)	$734	$3,613	$(547)	$3,066

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at September 30, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
	(unaudited)
400	$89,328	(21,559)	(19.4)%	10.29%	(11.6)%
300	94,748	(16,139)	(14.6)%	10.68%	(8.3)%
200	100,865	(10,022)	(9.0)%	11.10%	(4.6)%
100	106,984	(3,903)	(3.5)%	11.49%	(1.3)%
0	110,887	—	—%	11.64%	—%
(100)	$105,274	$(5,613)	(5.1)%	10.85%	(6.8)%

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will likely differ from actual results.

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2019, $18.4 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $1.1 million at September 30, 2019. As of September 30, 2019, we had $47.9 million of structured borrowings outstanding from the FHLB, of which $15.6 million is due within the next 12 months. We have access to FHLB advances of up to $472.9 million.

At September 30, 2019, we had $88.7 million in loan commitments outstanding, which included $8.6 million in undisbursed construction loans, $10.3 million in unused home equity lines of credit, $58.0 million in commercial lines of credit, $9.1 million in future loan commitments and $2.7 million in standby letters of credit. Certificates of deposit due within one year of September 30, 2019 totaled $173.0 million, or 82.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $7.2 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $94.6 million and $81.2 million in the nine months ended September 30, 2019 and 2018, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $80.7 million and $89.2 million in the nine months ended September 30, 2019 and 2018, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $92.9 million in the nine months ended September 30, 2019, offset by the return of unfulfilled offering subscriptions of $41.1 million.

We also have obligations under our post retirement plan as described in Note 9 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in 2012.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 of the notes to the Consolidated Financial Statements. For the nine months ended September 30, 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the nine months ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2019, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

For information regarding the Company’s risk factors, see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. As of September 30, 2019, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

3.1

Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

3.2

Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File no. 333‑227266), filed with the Securities and Exchange Commission on September 27, 2019.)

4.0

Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 14, 2019	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 14, 2019	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer