Form 10-K
period 2019-12-31
Rhinebeck Bancorp, Inc.
filed 2020-03-26
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File No. 001-38779

Rhinebeck Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-2117268
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2 Jefferson Plaza, Poughkeepsie, New York	12601
(Address of Principal Executive Offices)	(Zip Code)

(845) 454-8555

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RBKB	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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

As of March 1, 2020, there were 11,133,290 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $47,946,808.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2020 annual meeting of stockholders, to be filed within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

Rhinebeck Bancorp, Inc. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Rhinebeck Bank in connection with the reorganization of Rhinebeck Bank and its mutual holding company, Rhinebeck Bancorp, MHC, into the two-tier mutual holding company structure. The reorganization was completed on January 16, 2019. Prior to January 16, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this annual report on Form 10‑K relate solely to the consolidated financial results and financial position of Rhinebeck Bancorp, MHC and Rhinebeck Bank for any period prior to January 16, 2019.

Forward Looking Statements

This annual report on Form 10‑K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected, including as a result of the ongoing coronavirus pandemic;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;

ii

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements;
•	our ability to manage market risk, credit risk and operational risk;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;
•

our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	risks as it relates to cybersecurity threats against our informational technology and those of our third party providers and vendors;
•	changes in consumer spending, borrowing and savings habits;
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

iii

PART I

Item 1.      Business

Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, Inc., (the “Company”, NASDAQ: RBKB) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, the Company became the holding company for Rhinebeck Bank (the “Bank”),  when it closed its stock offering in connection with the completion of the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. The Company sold 4,787,315 shares of common stock at a price of $10.00 per share, for net proceeds of  $46.0 million, and issued 6,345,975 shares to Rhinebeck Bancorp, MHC in exchange for certain assets (including all of the stock of its subsidiary trust and associated subordinated debentures) and its interest in the Bank. Prior to January 16, 2019, the Company had engaged in organizational activities only. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank at and for the year ended December 31, 2019.

At December 31, 2019, the Company had consolidated total assets of  $973.9 million, total deposits of $773.3 million and stockholder’s equity of  $109.9 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454‑8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC is a mutual holding company that owns a majority, 57%, of the outstanding common stock of Rhinebeck Bancorp, Inc. Prior to the completion of the reorganization and stock offering on January 16, 2019, the Bank was the wholly-owned subsidiary of Rhinebeck Bancorp, MHC. The consolidated financial results contained herein reflect the consolidated accounts of Rhinebeck Bancorp, MHC and the Bank at and for the year ended December 31, 2018.

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

Market Area

Our primary market area encompasses Dutchess, Orange and Ulster Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices are located in these three counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We also maintain a representative office in Albany County to originate indirect automobile loans. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.

Based on published statistics, the U.S. unemployment rate was 3.5%, while the New York State unemployment rate was 4.0% as of December 31, 2019. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 3.6%; Orange County, 3.9%, Ulster County, 3.7% and Albany County, 3.5%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2019, the Hudson Valley’s private sector job growth increased by 0.3%, a considerable slowdown from prior years. Based on published statistics, median household income for 2018 (the latest date for which information was available) was $78,028 in Dutchess County, $76,716 in Orange County,  $63,348 in Ulster County and $64,535 in Albany County, compared to $60,293 in the U.S. and $65,323 in New York State as a whole. Based on published statistics, the 2018 population was 293,718 in Dutchess County, 381,951 in Orange County, 178,599 in Ulster County and 307,117 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on Federal Deposit Insurance Corporation data, at June 30, 2019 (the latest date for which information is available), we had 9.86% of the FDIC-insured deposit market share in Dutchess County among the 16 institutions with offices in the county, 1.92% of the FDIC-insured deposit market share in Ulster County among the 19 institutions with offices in the county, and 0.17% of the FDIC-insured deposit market share in Orange County among the 25 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks had a significant presence.

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

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2019, net loans represented 81.5% of our total assets.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$43,726	5.54%	$43,534	6.43%	$43,300	7.65%	$40,382	7.86%	$35,427	7.52%
Commercial Real Estate Loans:
Non-residential	228,157	28.90%	197,499	29.17%	192,469	33.98%	171,563	33.39%	152,036	32.28%
Multi-family	20,129	2.55%	12,661	1.87%	13,103	2.31%	6,788	1.32%	6,939	1.47%
Construction(3)	20,354	2.58%	12,870	1.90%	5,621	0.99%	13,420	2.61%	7,442	1.58%
Total	268,640	34.03%	223,030	32.94%	211,193	37.28%	191,771	37.32%	166,417	35.33%
Commercial Loans:	90,554	11.47%	83,203	12.29%	67,650	11.95%	56,871	11.07%	50,305	10.68%
Consumer Loans:
Indirect automobile	360,569	45.67%	297,144	43.89%	214,823	37.93%	195,343	38.02%	188,856	40.09%
Home equity	16,276	2.06%	19,269	2.85%	19,452	3.44%	20,798	4.05%	22,600	4.80%
Other consumer	9,752	1.23%	10,826	1.60%	9,929	1.75%	8,615	1.68%	7,442	1.58%
Total	386,597	48.96%	327,239	48.34%	244,204	43.12%	224,756	43.75%	218,898	46.47%
Total loans receivable, gross	789,517	100.00%	677,006	100.00%	566,347	100.00%	513,780	100.00%	471,047	100.00%
Net deferred loan origination fees	9,908		8,042		5,288		4,690		4,745
Allowance for loan losses	(5,954)		(6,646)		(5,457)		(5,876)		(5,410)
Loans receivable, net	$793,471		$678,402		$566,178		$512,594		$470,382

(1)

Includes in amounts disclosed for residential real estate loans the amount of residential construction loans totaling $4.2 million, $4.6 million,  $3.0 million, $5.1million and $4.9 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes loans held for sale totaling $2.7 million, $888,000, $2.1 million, $482,000 and $112,000 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(3)	Represents the amounts distributed at the dates indicated.

Loan Portfolio Maturities.  The following tables set forth certain information at December 31, 2019 and 2018 regarding the dollar amount of loans that will mature in the given period. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2019
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Amounts due in:
One year or less	$4,215	$23,741	$35,133	$4,480	$67,569
More than one year through two years	39	1,218	5,361	15,475	22,093
More than two years through three years	—	6,025	7,850	35,896	49,771
More than three years through five years	922	15,643	21,940	179,750	218,255
More than five years through ten years	4,328	39,283	19,172	136,843	199,626
More than ten years through 15 years	4,457	53,327	544	4,190	62,518
More than 15 years	29,765	129,403	554	9,963	169,685
Total	$43,726	$268,640	$90,554	$386,597	$789,517

	At December 31, 2018
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Amounts due in:
One year or less	$4,583	$15,285	$33,370	$4,703	$57,941
More than one year through two years	21	6,434	4,869	13,924	25,248
More than two years through three years	64	170	7,096	30,278	37,608
More than three years through five years	549	13,035	23,412	140,094	177,090
More than five years through ten years	4,650	33,751	13,070	120,882	172,353
More than ten years through 15 years	5,865	40,442	809	5,738	52,854
More than 15 years	27,802	113,913	577	11,620	153,912
Total	$43,534	$223,030	$83,203	$327,239	$677,006

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(In thousands)
Residential real estate loans	$22,508	$17,003	$39,511
Commercial real estate loans	31,818	213,081	244,899
Commercial loans	37,773	17,648	55,421
Consumer loans	366,644	15,473	382,117
Total	$458,743	$263,205	$721,948

Indirect Automobile Loans.

We have been in the business of providing indirect financing of automobile purchases since 1999. At December 31, 2019, indirect automobile loans totaled $360.6 million, or 45.7% of our total loan portfolio. We acquire our indirect automobile loans from 81 automobile dealerships located in the Hudson Valley region and 49 dealers located in the Albany area, either under an arrangement where the dealer receives a flat fee for referring the loan to us or receives a portion of the finance charge which is known as dealer participation or dealer reserve. We typically pay 70% of the reserve to the dealer at the time of loan closing and retain the remainder to cover potential future prepayments. 52.3% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2019 was for the purchase of new vehicles and the remainder,  47.7%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2019 was five years and nine months.

Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected. Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to “force place” insurance coverage (supplemental insurance taken out by Rhinebeck Bank) if the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each borrower will maintain physical damage insurance for a financed vehicle during the entire term of an automobile loan. Vendors Single Interest Insurance, which is included on every automobile loan originated, protects the Bank against losses for physical damage to repossessed automobiles.

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

Each borrower’s credit score is the principal factor we use in determining the appropriate interest rate on a loan. Our underwriting procedures evaluate the credit information relative to the value of the vehicle to be financed. At times, our underwriters may also verify a borrower’s employment income and/or residency and, where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered. We basically follow the same underwriting guidelines in originating direct automobile loans.

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

At December 31, 2019, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $41.4 million, or 11.5% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Commercial Real Estate Loans.

At December 31, 2019, commercial real estate loans were $268.6 million, or 34.0%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2019, $102.7 million of our commercial real estate portfolio was owner-occupied real estate and $165.9 million was secured by income producing, non-owner occupied real estate. At December 31, 2019, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We had $10.4 million of such loans at December 31, 2019.

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

In underwriting commercial real estate loans, we consider a number of factors, including the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Where appropriate, we also require corporate guarantees and/or personal guarantees. We monitor borrowers’ and guarantors’ financial information on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2019, our largest commercial real estate loan had an outstanding balance of $8.8 million and was secured by a retail shopping center located in Wappingers Falls, New York. At December 31, 2019, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium- sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit businesses. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2019, commercial business loans were $90.6 million, or 11.5% of our total loan portfolio. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

Our commercial business loans include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable interest rates are based on a margin over an index we select; typically The Wall Street Journal Prime Rate or the U.S. Constant Maturity Treasury Rate. Commercial business loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type of collateral and our reliance primarily on the success of a borrower’s business for the repayment of the loan.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. At December 31, 2019, our leverage loans totaled $6.3 million, all of which were performing in accordance with their contractual terms.

At December 31, 2019, our largest commercial business loan had an outstanding balance of $3.3 million and was secured by accounts receivable and inventory. At December 31, 2019, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2019, one- to four-family residential real estate loans totaled $43.7 million, or 5.5% of our total loan portfolio, and consisted of  $26.7 million of fixed-rate loans and $17.0 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case by case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

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

Generally, we sell all of the fixed-rate residential mortgage loans that we originate to reduce our interest rate risk exposure and generate fee income. The majority of mortgage loans we originate are sold to Freddie Mac on a servicing rights retained basis. We also originate State of New York Mortgage Agency (“SONYMA”) loans, which are sold on a servicing released basis. We may retain in our portfolio certain high quality fixed-rate mortgages with terms up to 30 years if we believe the interest rates on the mortgages are favorable or acceptable relative to market interest rates. We sold $47.4 million and $38.8 million of fixed-rate residential mortgages during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, we serviced $270.7 million of one- to four-family residential mortgage loans for others. We generated $605,000 and $572,000 in loan servicing fee income during the years ended December 31, 2019 and 2018, respectively.

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

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2019, residential construction loans totaled $4.2  million, or 9.6% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Other Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of home equity loans, lines of credit and direct automobile loans. At December 31, 2019, $16.3 million of our consumer loans were home equity loans and lines of credit, and $8.0 million of our consumer loans were direct automobile loans.

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

Multi-Family Real Estate Loans.

At December 31, 2019, multi-family real estate loans totaled $20.1 million, or 2.6%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.

We will originate multi-family real estate loans with terms and amortization periods of up to 25 years. The interest rate on our multi-family real estate loans are generally adjustable based on a margin over an index. Multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.

In underwriting multi-family real estate loans, we consider a number of factors including the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Where appropriate, we also require corporate guarantees or personal guarantees. We monitor borrowers’ and guarantors’ financial information on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2019, our largest multi-family real estate loan had an outstanding balance of $5.0 million and was secured by a condominium complex located in Saugerties, New York. At December 31, 2019, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2019, commercial construction and land development loans totaled $20.4 million, or 2.6% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $7.4 million at December 31, 2019.

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

At December 31, 2019, our largest construction and land development loan was a multi-family construction project located in Wappingers Falls, New York, and had an outstanding balance of $5.6 million. At December 31, 2019, this loan was performing according to its original terms.

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

To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide financial statements on the business operations underlying the commercial and multi-family real estate loans on an ongoing basis. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require properties securing these real estate loans to have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation, and amortization before debt service to debt service) of at least 1.20x. We obtain an environmental Phase 1 report for all loans over $1.0 million or when hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. We obtain an environment report on all commercial real estate properties. We will obtain a Phase 1 report if the initial environmental reports indicate that there may be an environmental issue on a property. We require indemnification from our commercial real estate borrowers and/or guarantors for potential exposure to environmental issues.

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

Adjustable Rate Loans.

Rising interest rates may require adjustable-rate loan borrowers to make higher monthly payments that could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate loans make our assets more responsive to changes in market interest rates, the extent of this interest rate sensitivity may be somewhat limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans.

Construction Loans.

Construction lending involves additional risks when compared to permanent residential or commercial lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the lender or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Loan Originations and Sales.

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

At December 31, 2019, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $25.9 million and $23.2 million, respectively. As of December 31, 2019, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2019, our largest lending relationship consisted of 150 loans aggregating $17.8 million, which consisted of  $15.4 million secured by multiple commercial properties and $2.4 million secured by equipment, inventory and receivables. At December 31, 2019, each loan in this relationship was performing according to its original repayment terms.

Non-Performing Loans and Problem Assets

Performance of the loan portfolio is reviewed on a regular basis by Bank management. A number of factors regarding the borrower and loan, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

When a loan, including a loan that is impaired, is classified as non-accrual, the accrual of interest on such a loan is discontinued. A loan is typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid accrued interest is fully reversed. Interest payments received on non-accrual loans are applied against principal.

Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing Loans.  At December 31, 2019, $8.9 million, or 1.1% of our total loans, were non-performing loans. The breakdown by loan classification was as follows: $4.3 million of commercial real estate, $2.3 million of residential real estate, $953,000 of indirect auto, $905,000 of commercial and $426,000 of other consumer loans.

Other Real Estate Owned.  At December 31, 2019, the Company had $1.4 million of other real estate owned consisting of three properties. These properties are being carried on the Company’s books at fair value less estimated costs to sell. All these properties are being actively marketed and additional losses may occur.

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

The principal balance of TDRs at December 31, 2019 was $1.7 million, comprised of two residential loans totaling $1.6 million and one home equity loan of  $98,000, all of which were on non-accrual. TDRs at December 31, 2018 totaled $1.8 million and were also in non-accrual status.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$2,341	$2,208	$2,100	$1,953	$2,024
Commercial real estate loans	4,296	2,507	5,568	3,345	2,175
Commercial loans	905	297	1,238	1,854	693
Consumer loans	1,379	660	458	682	1,066
Total	$8,921	$5,672	$9,364	$7,834	$5,958

Real estate owned	1,417	1,685	2,234	2,683	2,996
Total non-performing assets	$10,338	$7,357	$11,598	$10,517	$8,954

Troubled debt restructurings (accruing):
Consumer loans	—	—	98	98	98
Total troubled debt restructurings (accruing)	$—	$—	$98	$98	$98

Total non-performing assets and total troubled debt restructurings (accruing)	$10,338	$7,357	$11,696	$10,615	$9,052

Total non-performing loans to total loans	1.13%	0.84%	1.65%	1.52%	1.26%
Total non-performing loans to total assets	0.92%	0.64%	1.26%	1.08%	0.89%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	1.06%	0.83%	1.58%	1.47%	1.35%

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $538,000. We did not recognize any interest on these loans for 2019.

Delinquencies.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as non-accrual loans.

	30 – 89 Days		90 Days or More		Total
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
At December 31, 2019
Residential real estate loans	6	$543	6	$780	12	$1,323
Commercial real estate loans	4	1,293	6	4,296	10	5,589
Commercial loans	6	486	2	667	8	1,153
Consumer loans	615	8,270	92	1,269	707	9,539
Total	631	$10,592	106	$7,012	737	$17,604
At December 31, 2018
Residential real estate loans	8	$920	4	$531	12	$1,451
Commercial real estate loans	7	1,893	3	2,507	10	4,400
Commercial loans	4	207	1	4	5	211
Consumer loans	482	5,823	50	541	532	6,364
Total	501	$8,843	58	$3,583	559	$12,426
At December 31, 2017
Residential real estate loans	6	$872	5	$439	11	$1,311
Commercial real estate loans	12	3,615	7	5,569	19	9,184
Commercial loans	6	87	3	1,020	9	1,107
Consumer loans	491	5,817	48	435	539	6,252
Total	515	$10,391	63	$7,463	578	$17,854

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

The table below sets forth the classified assets at the dates indicated.

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
Special mention	$4,882	$7,805	$3,610
Substandard	9,575	9,111	13,313
Total	$14,457	$16,916	$16,923

At December 31, 2019, the Company classified $4.9 million of our assets as Special Mention, of which $4.3 million was commercial real estate loans and $9.6 million as Substandard, of which $4.8 million were commercial real estate loans. At December 31, 2018, the Company classified $7.8 million of our assets as Special Mention, of which $6.8 million was commercial real estate loans and $9.1 million as Substandard, of which $5.0 million were commercial real estate loans.  The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Lease and Loan Losses

Our allowance for lease and loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for lease and loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions among other qualitative factors. Our allowance for lease and loan losses consists of two elements: (1) an allocated allowance, which comprises specific allowances established on specific loans and general allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans generally are either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. The allowance for lease and loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, the FDIC and the NYDFS, as an integral part of their examination process, periodically review our allowance for lease and loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for lease and loan losses for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$6,646	$5,457	$5,876	$5,410	$5,784
Provision for loan losses	2,460	2,100	900	1,200	150
Charge-offs:
Residential real estate loans	—	—	(78)	—	(104)
Commercial real estate loans	(1,750)	(303)	(16)	—	—
Commercial loans	(312)	(37)	(596)	(95)	(42)
Consumer loans	(2,215)	(1,673)	(1,724)	(1,853)	(2,820)
Total charge-offs	(4,277)	(2,013)	(2,414)	(1,948)	(2,966)
Recoveries:
Residential real estate loans	81	5	9	5	—
Commercial real estate loans	—	123	92	—	1,428
Commercial loans	18	122	2	243	10
Consumer loans	1,026	852	992	966	1,004
Total recoveries	1,125	1,102	1,095	1,214	2,442
Net (charge-offs) recoveries	(3,152)	(911)	(1,319)	(734)	(524)
Allowance for loan losses at end of period	$5,954	$6,646	$5,457	$5,876	$5,410
Allowance for loan losses to non-performing loans at end of period	66.74%	117.17%	58.28%	75.01%	90.80%
Allowance for loan losses to total loans outstanding at end of period	0.75%	0.98%	0.96%	1.14%	1.15%
Net (charge-offs) recoveries to average loans outstanding during period	(0.43)%	(0.15)%	(0.25)%	(0.15)%	(0.11)%

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

	At December 31,
	2019			2018			2017
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
Residential real estate loans	$99	1.66%	5.54%	$320	4.81%	6.43%	$455	8.34%	7.65%
Commercial real estate loans	2,009	33.74	34.03	1,080	16.25	32.94	1,305	23.91	37.28
Commercial loans	603	10.13	11.47	1,542	23.20	12.29	879	16.11	11.95
Consumer loans	3,243	54.47	48.96	3,704	55.74	48.34	2,818	51.64	43.12
Total allowance	$5,954	100.00%	100.00%	$6,646	100.00%	100.00%	$5,457	100.00%	100.00%

	At December 31,
	2016			2015
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
Residential real estate loans	$701	11.93%	7.86%	$885	16.36%	7.52%
Commercial real estate loans	1,091	18.57	37.32	1,267	23.42	35.33
Commercial loans	775	13.19	11.07	351	6.49	10.68
Consumer loans	3,309	56.31	43.75	2,907	53.73	46.47
Total allowance	$5,876	100.00%	100.00%	$5,410	100.00%	100.00%

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

This analysis is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds and Small Business Investment Companies. Although we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019. At December 31, 2019, our investment portfolio had a fair value of $114.8 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

Our investment objectives are to maximize portfolio yield over the long term and manage our risk profile in a manner consistent with liquidity needs, pledging requirements, asset/liability strategies and safety and soundness concerns. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. Our Board of Directors has overall responsibility for the investment portfolio, including reviewing and evaluating our investment policy on an annual basis. The Investment Committee of the Board of Directors, consisting of four directors, meets at least three times annually to review our portfolio’s performance, quality and composition, and provides reports to the full Board of Directors at the next monthly meeting of the full board following the meeting of the Investment Committee. The Investment Committee also reviews and discusses policy changes prior to their presentation to the full board. Our management has the overall responsibility for implementing the investment policy and supervising our investment activities and performance. Management is also responsible for providing regular reports to the Investment Committee to allow for a complete consideration of the portfolio’s composition, cash flow characteristics, quality and risk profile. The President and CEO is responsible for the overall supervision of the investment activity. The Chief Financial Officer is responsible for the implementation of the Bank’s investment policy and strategy. The Controller is responsible for the accounting and reporting requirements of the policy.

A maximum of $8.0 million in security purchases may be made in any one calendar week. Security sales are also limited to $8.0 million per week for sales relating to portfolio restructuring. These restrictions can be combined in a single week, thus allowing a total transaction amount of  $16.0 million. Federal funds transactions are not included in the limitation. There is no limit on security sales executed for the purpose of providing for the cash needs of the Bank. Any exceptions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Investment Committee which would then report it to the Board.

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

The aggregate fair value of our FHLB common stock as of December 31, 2019 was $3.4 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2019 equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and is necessary to support the balance of our advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB.

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

The following table sets forth the composition of our securities portfolio (excluding FHLB-NY common stock) at the dates indicated.

	At December 31,
	2019		2018		2017
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Municipal securities	$—	$—	$—	$—	$1,582	$1,596
Other	—	—	—	—	332	332
Total	—	—	—	—	1,914	1,928
Securities available-for-sale:
U.S. government and agency obligations	12,049	12,076	16,919	16,468	16,935	16,526
U.S. Treasury securities	—	—	3,036	2,971	3,048	3,001
Mortgage-backed securities – residential	98,842	98,478	82,965	80,216	93,858	91,389
Municipal securities	1,384	1,396	1,228	1,232	2,401	2,386
Corporate Bonds	2,250	2,273	—	—	—	—
Other	555	609	425	425	—	—
Total	$115,080	$114,832	$104,573	$101,312	$116,242	$113,302

At December 31, 2019, we had no investments in a single issuer, other than securities issued by the U.S. government or agencies thereof, or U.S. government-sponsored enterprises, which had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government and agency obligations	$—	—%	$7,027	1.55%	$5,022	3.00%	$—	—	$12,049	$12,076	2.15%
Mortgage-backed securities – residential	—	—	274	1.50%	24,455	2.70%	74,113	2.58%	98,842	98,478	2.60%
Municipal securities	175	5.13%	—	—	534	3.62%	675	2.54%	1,384	1,396	3.28%
Corporate bonds	—	—	—	—	2,250	4.43%	—	—	2,250	2,273	4.43%
Other	—	—	—	—	—	—	555	14.87%	555	609	14.87%
Total	$175	5.13%	$7,301	1.55%	$32,261	2.88%	$75,343	2.64%	$115,080	$114,832	2.66%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for both individuals and businesses. We encourage commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2019, our deposits totaled $773.3 million.

Deposit balances are summarized as follows (in thousands):

	December 31,	December 31,	December 31,
	2019	2018	2017
Noninterest bearing demand deposits	$179,236	$171,829	$157,828
Interest bearing accounts:
NOW	95,572	99,715	101,167
Savings	121,139	126,822	125,244
Money market	158,747	130,356	123,643
Time certificates of deposit	218,649	155,696	142,223
Total interest bearing accounts	594,107	512,589	492,277
Total deposits	$773,343	$684,418	$650,105

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid
	(Dollars in thousands)
Noninterest-bearing demand accounts	$169,145	23.45%	0.00%	$164,553	24.56%	0.00%	$153,059	23.87%	0.00%
Interest-bearing demand accounts	96,809	13.42%	0.30%	100,039	14.93%	0.25%	90,800	14.16%	0.18%
Money market accounts	141,953	19.68%	1.31%	128,757	19.22%	0.89%	127,062	19.81%	0.65%
Savings accounts	121,086	16.79%	0.33%	126,404	18.87%	0.26%	125,685	19.60%	0.16%
Certificates of deposit	192,341	26.66%	2.26%	150,219	22.42%	1.58%	144,674	22.56%	1.23%
Total	$721,334	100.00%	0.96%	$669,972	100.00%	0.61%	$641,280	100.00%	0.46%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2019 and 2018. Jumbo certificates of deposit require minimum deposits of $100,000.

	For the Years Ended December 31,
Maturity Period	2019	2018
	(In thousands)
Three months or less	$21,835	$24,237
Over three through six months	37,247	20,324
Over six through twelve months	60,187	13,815
Over twelve months	15,579	24,929
Total	$134,848	$83,305

At December 31, 2019, $185.0 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

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

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Average balance outstanding during year	$59,074	$36,455	$6,816
Maximum outstanding at any month end	$76,845	$64,409	$21,500
Weighted average interest rate during period	2.59%	2.44%	1.13%
Balance outstanding at end year	$66,304	$31,598	$14,900
Weighted average interest rate at end of period	2.30%	2.72%	1.53%

At December 31, 2019, we had the ability to borrow $486.9 million under our credit facilities with the FHLB.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust was transferred to Rhinebeck Bancorp, Inc. At that time the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature in 30 years and bear interest at a rate equal to the three-month London inter-bank offered rate “LIBOR” plus 2.00%. The interest rate on these securities at December 31, 2019 was 3.91%.

Rhinebeck Bank has one active wholly-owned subsidiary, Pleasant View Subdivision, LLC, and two inactive wholly-owned subsidiaries: Dutchess Golf Club, LLC and New Horizons Asset Management Group, LLC. Pleasant View Subdivision, LLC, a New York limited liability corporation, was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. At December 31, 2019, Pleasant View Subdivision, LLC had $343,000 in assets. Dutchess Golf Club, LLC, a New York limited liability corporation, was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold. New Horizons Asset Management Group, LLC was acquired in 2012. All of its business functions have been transferred to Rhinebeck Asset Management.

Personnel

As of December 31, 2019, we had 156 full-time employees and 17 part-time employees. No employees are represented by a collective bargaining unit. We believe we have a good working relationship with our employees.

Emerging Growth Company Status

As an emerging growth company, Rhinebeck Bancorp, Inc. may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-public companies. Rhinebeck Bancorp, Inc. intends to take advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

Accordingly, Rhinebeck Bancorp, Inc.’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. Rhinebeck Bank is a member of the FHLB of New York and its deposits are insured up to applicable limits by the FDIC. Rhinebeck Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with regarding classifying of assets and establishing an adequate allowance for lease and loan losses for regulatory purposes.

As a New York-chartered mutual holding company, Rhinebeck Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, Rhinebeck Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. Rhinebeck Bancorp, Inc. also is subject to the rules and regulations of the SEC under the federal securities laws.

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

Federal Bank Regulation

Supervision and Enforcement Authority.   Rhinebeck Bank is subject to extensive regulation, examination and supervision by the FDIC as the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

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

Capital Requirements.  Under Federal Deposit Insurance Corporation regulations, Rhinebeck Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules), subject to phase-in periods for certain components and other provisions.

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective January 1, 2020. Management does not currently plan to utilize this option.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2019, Rhinebeck Bank exceeded each of its capital requirements.

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

Investment Activities.  All state-chartered savings banks insured by the FDIC are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York law, whichever is less.

In addition, the FDIC is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2019, Rhinebeck Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes to base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points.

The FDIC may adjust its risk-based assessment system in the future, except that no adjustment can be made without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions were required to pay a pro rata portion of the interest due on obligations issued by the Fair Isaac Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured at year-end 2019 and the final FICO assessment of 0.12 basis points of each institution’s total assets less tier 1 capital was collected as of March 29, 2019.

Privacy Regulations.  FDIC regulations generally require that Rhinebeck Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Rhinebeck Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act.   Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

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

Consumer Protection and Fair Lending Regulations.  Rhinebeck Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. New York’s Attorney General has vigorously enforced fair lending and other consumer protection laws. Federal laws also prohibit unfair, deceptive or abusive acts practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General.

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

Capital.  Federal law required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Pursuant to recent federal regulatory relief legislation, bank holding companies with less than $3.0 billion in consolidated assets, including Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc., generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Rhinebeck Bancorp, Inc. to pay dividends, engage in stock repurchases, or otherwise engage in capital distributions.

Waivers of Dividends by Rhinebeck Bancorp, MHC.  Rhinebeck Bancorp, Inc. has the authority to pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Rhinebeck Bancorp, MHC, unless Rhinebeck Bancorp, MHC elects to waive the receipt of dividends. Rhinebeck Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Rhinebeck Bancorp, Inc., and current Federal Reserve Board policy prohibits any mutual holding company that is regulated as a bank holding company, such as Rhinebeck Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary holding company.

Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Rhinebeck Bancorp, MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Rhinebeck Bancorp, MHC will waive the receipt of any dividends declared by Rhinebeck Bancorp, Inc. Moreover, since Rhinebeck Bancorp, Inc. has sold only a minority of its shares to the public and contributed the remaining shares to Rhinebeck Bancorp, MHC, Rhinebeck Bancorp, Inc. raised significantly less capital than would have been the case if it sold all its shares to the public. As a result, paying dividends to Rhinebeck Bancorp, MHC  may be inequitable to public stockholders and not in their best financial interests. Therefore, unless Federal Reserve Board regulations and policy change by allowing Rhinebeck Bancorp, MHC to waive the receipt of dividends declared by Rhinebeck Bancorp, Inc. without diluting minority stockholders, it is unlikely that Rhinebeck Bancorp, Inc. will pay any dividends.

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

New York Holding Company Regulation.  Rhinebeck Bancorp, MHC is subject to regulation under New York banking law and, with the completion of the reorganization, Rhinebeck Bancorp, Inc. is also subject to regulation under New York banking law. Among other requirements, Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

Federal Securities Laws

Rhinebeck Bancorp, Inc.’s common stock was registered with the Securities and Exchange Commission after its offering. Rhinebeck Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

Net Operating Loss Carryovers.  Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 9 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2019 no dividends had been paid by Rhinebeck Bank.

Audit of Tax Returns.  Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.

State Taxation

Rhinebeck Bancorp, Inc. and Rhinebeck Bank report income on a combined fiscal year basis to New York State. The statutory tax rate is currently 6.5%. An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over a six-year period. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for the Bank.

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

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction and consumer lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans.

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

Moreover, a significant decline in general economic conditions, caused by a pandemic, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We continue to closely monitor developments related to the coronavirus (COVID-19) outbreak to assess any potential impact on our business. Due to the evolving and highly uncertain nature of this event, it currently is not possible to provide an estimate of the potential effects the outbreak may have on our results of operations, financial condition or liquidity.

The coronavirus pandemic could adversely affect our business and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the novel coronavirus has spread to additional countries, including the United States. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict its impact. The extent of such impact will depend on future developments, which are highly uncertain, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

We do not carry business interruption insurance.  If we are unable to recover from a business disruption on a timely basis or if the outbreak and its effects lead to recessionary conditions or a deterioration in economic conditions, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets, and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value;
•	a work stoppage, forced quarantine, or other interruption of our business may occur;
•	our allowance for loan losses may have to be increased, especially if we believe an increase in our qualitative factors is warranted;
•	future borrowing power of our clients may be reduced;
•	our wealth management revenues may decline with continuing market turmoil;
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;
•	the value of our securities portfolio may decline; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above, or other factors, could materially adversely affect impact our business, financial condition, results of operations and prospects.

Our automobile lending exposes us to increased credit risks.

At December 31, 2019, $360.6 million, or 45.7% of our total loan portfolio and 37.0% of our total assets, consisted of indirect automobile loans, which represents loans originated through automobile dealers for the purchase of new or used automobiles. At that date, $8.0 million, or 1.0% of our total loan portfolio, consisted of automobile loans that we originated directly. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. We intend to continue to originate indirect automobile loans and to increase this type of lending. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We intend to continue to originate commercial real estate and commercial business loans. At December 31, 2019, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $359.2 million, or 45.5% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict, and possibly more likely. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $91.5 million, or 10.4%, from $882.4 million at December 31, 2018 to $973.9 million at December 31, 2019, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

We plan to continue to build market share by opening three new or de novo branches in Orange County, New York in the next two years. There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient level of depositors and borrowers to offset expenses. We cannot assure you that our new branches will be successful even after they have been established.

Our allowance for lease and loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for lease and loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for lease and loan losses, we rely on our experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for lease and loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for lease and loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Rhinebeck Bancorp, Inc. and Rhinebeck Bank for our fiscal year beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for lease and loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for lease and loan losses.

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

Our non-interest expenses totaled $27.9 million and $26.1 million for the years ended December 31, 2019 and 2018, respectively. Although we continue to monitor our expenses and have achieved certain efficiencies, we have experienced increased costs. Moreover, our efficiency ratio, comparative to peers, remains high as a result of our higher operating expenses, even though we have increased our net interest income. Our efficiency ratio totaled 73.73% and 77.35% for the years ended December 31, 2019 and 2018, respectively. Failure to control or maintain our expenses may reduce future profits.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations established a “capital conservation buffer” of 2.5%, which resulted in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. See “Item 1. Supervision and Regulation — Federal Bank Regulation — Capital Requirements.”

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

We may be required to transition from the use of the LIBOR interest rate index in the future.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. We have certain trust preferred securities and limited commercial real estate loans that are indexed to LIBOR. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or “SOFR”). When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under trust preferred securities and our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Risks Relating to Ownership of Our Common Stock

Federal Reserve Board regulations and policy effectively prohibit Rhinebeck Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.

Rhinebeck Bancorp, Inc.’s board of directors has the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC”

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ. Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Persons who have purchased stock will own a minority of Rhinebeck Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Public stockholders own a minority of the outstanding shares of Rhinebeck Bancorp, Inc.’s common stock. As a result, stockholders other than Rhinebeck Bancorp, MHC are not able to exercise voting control over most matters put to a vote of stockholders. Rhinebeck Bancorp, MHC owns a majority of Rhinebeck Bancorp, Inc.’s common stock and, through its board of directors, are able to exercise voting control over most matters put to a vote of stockholders. Generally, the same directors and officers who manage Rhinebeck Bank also manage Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC. Our board of directors and officers or Rhinebeck Bancorp, MHC may take action that the public stockholders believe to be contrary to their interests. The only matters that stockholders other than Rhinebeck Bancorp, MHC are able to exercise voting control currently include any proposal to implement stock-based benefit plans or a “second-step” conversion. In addition, Rhinebeck Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.

Applicable regulations restrict us from repurchasing our shares of common stock during the second and third years following the offering to 5% of our outstanding shares, unless we obtain prior approval from the NYSDFS. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the second and third years following the offering may negatively affect our stock price.

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.

The Company’s Articles of Incorporation (the “Charter”) and Bylaws contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company. First, the board of directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any stockholder who desires to nominate a director to abide by strict notice requirements.

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

As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

At December 31, 2019, we conducted business through our corporate office in Poughkeepsie and 11 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Poughkeepsie (three branch offices), Red Hook and Wappingers Falls, two representative offices in Montgomery and Albany, as well as an additional stand-alone ATM located in Tivoli, New York. We own seven and lease seven properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2019, the net book value of our land, buildings, furniture, fixtures and equipment was $18.3 million.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2019, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Rhinebeck Bancorp, Inc. is listed on The NASDAQ Global Select Market under the symbol “RBKB”. At February 28, 2020, Rhinebeck Bancorp, Inc. had 412 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Item 6.     Selected Financial Data

The information at December 31, 2019 and 2018  and for the years ended December 31, 2019 and 2018 is derived from the audited consolidated financial statements of the Company and included in this annual report on Form 10-K. The information at December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015 is derived from audited consolidated financial statements not appearing in this annual report on Form 10‑K. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Rhinebeck Bancorp and related notes included elsewhere in this annual report on Form 10‑K.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$973,946	$882,423	$742,103	$722,557	$668,151
Cash and due from banks	11,978	50,590	10,460	12,976	28,319
Securities held-to-maturity	—	—	1,914	1,635	2,781
Securities available-for-sale	114,832	101,312	113,302	140,267	112,650
Loans receivable, net	793,471	678,402	566,178	512,594	470,382
Bank owned life insurance	18,457	18,018	17,577	17,391	16,860
Goodwill and other intangibles	1,651	1,694	1,831	3,507	3,891

Total liabilities	864,064	823,146	687,126	670,040	617,223
Deposits	773,343	684,418	650,105	639,675	597,527
Federal Home Loan Bank advances	66,304	31,598	14,900	9,500	—
Subordinated debt	5,155	5,155	5,155	5,155	5,155

Total stockholders’ equity	$109,882	$59,277	$54,977	$52,517	$50,928

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest and dividend income	$40,986	$33,730	$27,887	$25,566	$24,163
Interest expense	8,739	5,320	3,300	3,050	3,077
Net interest income	32,247	28,410	24,587	22,516	21,086
Provision for loan losses	2,460	2,100	900	1,200	150
Net interest income after provision for loan losses	29,787	26,310	23,687	21,316	20,936
Non-interest income	5,630	5,181	8,057	7,038	8,419
Non-interest expense	27,925	26,120	25,144	24,344	27,506
Income before income tax expense	7,492	5,371	6,600	4,010	1,849
Income tax expense	1,529	1,014	3,598	1,321	992
Net income	$5,963	$4,357	$3,002	$2,689	$857

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets(1)	0.65%	0.55%	0.41%	0.39%	0.13%
Return on average equity(2)	5.73%	7.82%	5.45%	5.04%	1.67%
Interest rate spread(3)	3.37%	3.63%	3.52%	3.41%	3.39%
Net interest margin(4)	3.76%	3.87%	3.68%	3.56%	3.53%
Efficiency ratio(5)	73.73%	77.76%	76.10%	81.15%	91.78%
Average interest-earning assets to average interest-bearing liabilities	137.50%	132.42%	131.69%	131.57%	127.39%
Gross loans to total assets	81.06%	76.72%	76.32%	71.11%	70.50%
Equity to assets(6)	11.42%	7.07%	7.60%	7.71%	7.76%
Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	10.84%	8.80%	8.57%	8.08%	8.20%
Tier I capital (to risk-weighted assets)	12.13%	10.16%	10.54%	10.37%	10.63%
Total capital (to risk-weighted assets)	12.83%	11.07%	11.45%	11.43%	11.69%
Common equity Tier 1 capital (to risk-weighted assets)	12.13%	10.16%	10.54%	10.37%	10.63%
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.75%	0.98%	0.96%	1.14%	1.15%
Allowance for loan losses as a percent of non-performing	66.74%	117.17%	58.28%	75.01%	90.80%
loans
Net charge-offs to average outstanding loans during the	0.43%	0.15%	0.24%	0.15%	0.11%
period
Non-performing loans as a percent of total loans	1.13%	0.84%	1.65%	1.52%	1.26%
Non-performing assets as a percent of total assets	1.06%	0.83%	1.56%	1.46%	1.34%
Other Data:
Number of offices	14	14	13	15	14
Number of full-time equivalent employees	166	163	153	152	142

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

•

Continue to grow our indirect automobile loan portfolio.  We originate automobile loans through an active network of 130 automobile dealerships (81 in the Hudson Valley region and 49 in Albany, New York). Our indirect automobile loan portfolio totaled $360.6 million, or 45.7% of our total loan portfolio and 37.0% of total assets, at December 31, 2019 as compared to $297.1 million, or 43.9% of our total loan portfolio, at December 31, 2018. In addition, our direct automobile portfolio totaled $8.0 million at December 31, 2019. In March 2018, we hired a team of lenders operating in Albany, New York that focuses on indirect automobile lending, particularly in that upstate region. We plan to continue to grow our indirect automobile loan portfolio by increasing loan originations and by further expanding our presence in the Albany, New York area; however, our current policy limits our total indirect automobile loan portfolio to 45% of total assets.

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

•

Increase core deposits, including demand deposits.  Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, because they are the lowest cost funds and are less sensitive to withdrawal when interest rates fluctuate. Core deposits represented 71.7% of our total deposits at December 31, 2019 compared to 77.3% at December 31, 2018. Going forward, we will focus on increasing our core deposits by increasing our commercial lending activities and enhancing our relationships with our retail customers. We also plan to focus on increasing our market share in Orange County, New York and are considering establishing up to three additional branches in Orange County over the next few years in furtherance of this goal.

•

Continue expense control.  Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as monitoring our employee needs, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $27.9 million and $26.1 million for the years ended December 31, 2019 and 2018, respectively.

•

Manage credit risk to maintain a low level of non-performing assets.  We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.92% at December 31, 2019, which increased from 0.64% at December 31, 2018.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific impaired loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The analysis of the allowance for lease and loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan and using applicable historical loss experience.  Other qualitative factors including, but not limited to, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for lease and loan losses we have established which could have a material negative effect on our financial results. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulator may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.

Goodwill and Intangible Assets. The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and are being amortized on a straight-line basis over their estimated lives. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. In evaluating whether it is more likely than not that the fair value is less than its carrying amount, management assessed seven qualitative factors including, but not limited to, macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company-specific events. No impairment was recorded in 2019, while a $95,000 impairment was recorded in 2018.

The other intangibles assets are assigned useful lives, which are amortized on a straight line basis over their useful lives. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2019 or 2018.

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

We account for benefits under the plan in accordance with Accounting Standards Codification (“ASC”) Topic 715 “Pension and Other Postretirement Benefits.” The guidance requires an employer to: (1) recognize in its statement of financial position the over funded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets.  Total assets were $973.9 million at December 31, 2019, representing an increase of $91.5 million, or 10.4%, compared to $882.4 million at December 31, 2018. The increase was primarily related to an increase in the net loan portfolio of $115.1 million, partially offset by a $38.6 million decrease in cash balances. In 2018, subscription receipts in connection with the Company’s stock offering had temporarily increased our federal fund balances to $37.1 million.

Cash and Due from Banks.  Cash and due from banks decreased $38.6 million, or 76.3%, to $12.0 million at December 31, 2019 from $50.6 million at December 31, 2018 primarily due to the return of $41.1 million of unfilled subscriptions for Rhinebeck Bancorp, Inc.’s stock offering.

Investment Securities Available for Sale.  Investment securities available for sale increased $13.5 million, or 13.3%, to $114.8 million at December 31, 2019 from $101.3 million at December 31, 2018, which was funded by increased deposits and borrowings. The increase was primarily due to $38.7 million in mortgage-backed securities purchases, $2.3 million in bank subordinated debt purchases, and a $3.0 million reduction in the portfolio’s unrealized loss during the period, partially offset by sales and calls of $11.9 million and principal payments and maturities of $18.3 million.

Net Loans.  Net loans receivable were $793.5 million at December 31, 2019, an increase of $115.1 million, or 17.0%, as compared to December 31, 2018. The primary increase was in our indirect automobile loans, which increased $63.4 million, or 21.3%, as we continued to increase the number of dealerships in Albany and generally grow that line of business. Commercial real estate loans increased $45.6 million, or 20.5%, to $268.6 million and commercial and industrial loans increased $7.4 million, or 8.8%, to $90.6 million.

Total Liabilities.  Total liabilities increased $40.9 million in 2019 due a deposit increase of  $88.9 million and an increase of $34.7 million in Federal Home Loan Bank advances, offset by by the release of $90.0 million in gross subscription offering proceeds and a $5.0 million line of credit pay-down in January 2019.

Deposits.  Deposits increased $88.9 million, or 13.0%, to $773.3 million at December 31,  2019. Interest bearing transactional accounts grew 5.2%, or $18.6 million, to $375.5 million. Money market balances were significantly impacted by the receipt of an estate deposit in the amount of $23.2 million in September 2019. Certificates of deposit increased $63.0 million, or 40.4%, to $218.6 million at December 31, 2019, primarily due to a promotion run in 2018. Non-interest bearing balances increased 4.3% or $7.4 million finishing the year at $179.2 million. Mortgagors’ escrow accounts increased 4.9% to $8.1 million.

Borrowed Funds.  Advances from the FHLB increased $34.7 million from $31.6 million at December 31, 2018 to $66.3 million at December 31,  2019, in order to support asset growth.  A $5.0 million borrowing undertaken by Rhinebeck Bancorp, MHC just prior to year-end 2018, which was used to support Bank capital ratios, was paid back at the close of the stock offering in January 2019.

Stockholders’ Equity.  Stockholders’ equity increased $50.6 million to $109.9 million, primarily due to proceeds from the common stock offering of $45.9 million recorded in common stock and additional paid-in capital and net income of $6.0 million. At December 31, 2019, the Company’s ratio of stockholders’ equity-to-total assets was 11.28%, compared to 6.72% at December 31, 2018. This ratio was significantly impacted by the stock offering and reorganization. Unearned common stock held by the Bank’s employee stock ownership plan was $4.1 million at December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

Net Income.  Net income for the year ended December 31, 2019 increased $1.6 million, or 36.9%, to $6.0 million, or $0.56 per basic and diluted share, compared to net income of  $4.4 million for the year ended December 31, 2018. Interest and dividend income increased $7.3 million, or 21.5%, interest expense increased $3.4 million, or 64.3%, the provision for loan losses increased $360,000, or 17.1%, and noninterest income increased $449,000, or 8.7%, while other expenses and taxes increased $2.3 million, or 8.6%, as compared to year end 2018.

Net Interest Income.  Net interest income increased $3.8 million, or 13.5%, to $32.2 million for the year ended December 31, 2019, as compared to $28.4 million in 2018.  The increase was largely due to increased loan income resulting from growth in our portfolio and increased yields partially offset by higher deposit and FHLB volumes and costs. Overall there was an 11 basis point decline in net interest margin to 3.76% during 2019, while the ratio of average interest-earning assets to average interest-bearing liabilities improved 3.8% to 137.5%.  The yield on interest earning assets increased 18 basis points to 4.77% in 2019 from 4.59%, while deposit and borrowing costs increased 44 basis points to 1.40% in 2019 from 0.96% for 2018 driven by increases in general market rates.

 Interest Income.  Interest income increased $7.3 million, or 21.5%, to $41.0 million for fiscal year 2019 from $33.7 million for fiscal year 2018. The increase resulted from the increase in average yields supplemented by a $123.5 million increase in average interest earning assets during the year. The increase in average interest earning assets during 2019 compared to 2018 included increases in average loan balances of $117.4 million and an increase in average investment securities of  $6.1 million. The average yield on loans increased to 5.16% for the fiscal year 2019, from 5.02% for the fiscal year 2018. The average yields on investment securities increased to 2.33% for the fiscal year 2019 from 2.17% for the 2018 period.

Interest Expense.  Interest expense increased $3.4 million, or 64.3%, to $8.7 million for fiscal year 2019 from $5.3 million for fiscal year 2018. This was due to an increase in average interest bearing liability balances of $69.3 million, or 12.5%, year over year accompanied by a 44 basis point increase in the overall cost of interest bearing liabilities to 1.40% for fiscal 2019 from 0.96% for fiscal 2018.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for lease and loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions, among other qualitative factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, the provision expense was $2.5 million for the year ended December 31, 2019, an increase of  $360,000 associated with actual loss experience, the current loan mix, as well as the continued growth in the loan portfolio. Net charge-offs for the year ended December 31, 2019 totaled $3.2 million, compared to $911,000, for the year ended 2018. Two larger commercial real estate loans became impaired and were partially charged off in the fourth quarter of 2019.

Although we believe that we use the best information available to establish the allowance for lease and loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of its examination process, will periodically review our allowance for lease and loan losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available to them at the time of their examination.

Non-Interest Income.  Non-interest income totaled $5.6 million, an increase of  $449,000, or 8.7%. The increase was primarily due to period over period increases of $18,000 in deposit account fees, a $387,000 OREO write-down in 2018 and additional investment advisory income of $135,000 in 2019.  The increase was partially offset by an increase in loss on security sales of $47,000, a $16,000 gain in 2018 from the disposal of a company car and $14,000 less in rental income from bank held properties.

Non-Interest Expense.  For the year ended December 31, 2019, non-interest expenses increased $1.8 million to $27.9 million, as compared to $26.1 million in 2018. Salaries and employee benefits increased $1.3 million, or 8.9%, attributable to annual salary merit and employee benefit increases and additions to staff. Professional fees increased $453,000, as the Company absorbed the additional expenses required of a public company and data processing fees increased $178,000.  Occupancy increased $85,000, or 2.5%, primarily due to the purchase of our branch office building in Goshen, New York. Other expenses were up 9.1%, or $399,000, due mostly to volume related expenses and growing loan production and servicing costs.

Insurance expense reflected a decrease of $367,000, or 43.4%, mainly due to a reduction in our FDIC assessment. Marketing and advertising decreased 8.0%, or $58,000,  as 2018 saw more advertising, publicity, and community support activity in that comparative period. OREO expense decreased $63,000 comparatively over 2018 as $115,000 in expenses of a previously foreclosed loan were recovered. A goodwill impairment loss of $95,000 in 2018 also partially offset some of the increases in our non-interest expense.

Income Taxes.  Income tax provision increased by $515,000 for the year ended December 31, 2019 as compared to 2018, as our before tax income was higher. Our effective tax rate for the year ended December 31, 2019 was 20.4% compared to 18.9% in 2018.

Average Balance Sheets for the Years Ended December 31, 2019, 2018 and 2017

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2019			2018			2017
	Average	Interest and		Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$3,003	$60	2.00%	$3,009	$61	2.03%	$4,968	$50	1.01%
Loans(1)	740,814	38,255	5.16%	623,404	31,314	5.02%	540,506	25,366	4.69%
Available for sale securities	114,536	2,671	2.33%	108,454	2,355	2.17%	122,836	2,471	2.01%
Total interest-earning assets	$858,353	$40,986	4.77%	$734,867	$33,730	4.59%	$668,310	$27,887	4.17%
Non-interest-earning assets	52,730			54,244			56,553
Total assets	$911,083			$789,111			$724,863
Liabilities and equity:
NOW accounts	$96,809	$289	0.30%	$100,039	$252	0.25%	$90,800	$159	0.18%
Money market accounts	141,953	1,860	1.31%	128,757	1,152	0.89%	127,063	822	0.65%
Savings accounts	121,086	396	0.33%	126,404	334	0.26%	125,685	198	0.16%
Certificates of deposit	192,341	4,348	2.26%	150,219	2,370	1.58%	144,674	1,786	1.23%
Total interest-bearing deposits	552,189	6,893	1.25%	505,419	4,108	0.81%	488,222	2,965	0.61%
Escrow accounts	8,074	96	1.19%	7,704	95	1.23%	7,415	92	1.24%
Federal Home Loan Bank advances	59,074	1,529	2.59%	36,455	890	2.44%	6,816	77	1.13%
Subordinated debt	4,929	221	4.48%	5,367	227	4.23%	5,155	166	3.22%
Other interest-bearing liabilities	72,077	1,846	2.56%	49,526	1,212	2.45%	19,386	335	1.73%
Total interest-bearing liabilities	$624,266	$8,739	1.40%	$554,945	$5,320	0.96%	$507,608	$3,300	0.65%
Non-interest-bearing deposits	169,145			164,553			153,059
Other non-interest-bearing liabilities	13,604			13,862			9,084
Total liabilities	$807,015			$733,360			$669,751
Total stockholders’ equity	104,068			55,751			55,112
Total liabilities and stockholders’ equity	$911,083			$789,111			$724,863
Net interest income		$32,247			$28,410			$24,587
Interest rate spread			3.37%			3.63%			3.52%
Net interest margin(2)			3.76%			3.87%			3.68%
Average interest-earning assets to average interest-bearing liabilities			137.50%			132.42%			131.69%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared to Year Ended			Compared to Year Ended
	December 31, 2018			December 31, 2017
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Interest bearing depository accounts	$—	$(1)	$(1)	$(35)	$46	$11
Loans receivable	6,041	900	6,941	4,022	1,926	5,948
Marketable securities	136	180	316	(302)	186	(116)
Total interest-earning assets	6,177	1,079	7,256	3,685	2,158	5,843
Interest expense:
Deposits	884	1,901	2,785	113	1,030	1,143
Escrow accounts	3	(2)	1	4	(1)	3
Federal Home Loan Bank advances	583	56	639	448	365	813
Subordinated debt	(21)	15	(6)	8	53	61
Total interest-bearing liabilities	1,449	1,970	3,419	573	1,447	2,020
Net increase in net interest income	$4,728	$(891)	$3,837	$3,112	$711	$3,823

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes initial responsibility for reviewing the asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes with the Board of Directors. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2019. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
	(Dollars in thousands)
400	$86,306	$(27,826)	(24.4)%	10.29%	(11.6)%
300	93,008	(21,124)	(18.5)%	10.68%	(8.3)%
200	100,090	(14,042)	(12.3)%	11.10%	(4.6)%
100	107,772	(6,360)	(5.6)%	11.49%	(1.3)%
0	114,132	—	—%	11.64%	—%
(100)	$108,790	$(5,342)	(4.7)%	10.85%	(6.8)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2019, $12.0 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $175,000 at December 31, 2019. As of December 31, 2019, we had $43.8 million of structured borrowings outstanding from the FHLBNY. We have access to FHLB advances of up to $486.9 million.

At December 31, 2019, we had $94.9 million in loan commitments outstanding, which included $10.2 million in undisbursed construction loans, $10.3 million in unused home equity lines of credit, $59.2 million in commercial lines of credit, $9.9 million in future loan commitments and $5.3 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2019 totaled $185.0 million, or 84.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $9.0 million and $8.6 million for the years ended December 31, 2019 and 2018, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $129.0 million and $104.1 million in fiscal years 2019 and 2018, respectively, principally reflecting our investment security and loan activities in the respective periods. Cash outlays for the purchase of securities increased significantly from $3.9 million for the year ended December 31, 2018 to $41.1 million for the year ended December 31, 2019, as the proceeds from our stock offering were invested.  Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $30.3 million and $17.1 million in the years ended December 31, 2019 and 2018, respectively. A net decrease in loans originated had a minor effect, as net cash used amounted to $114.2 million and $115.5 million in the years ended December 31, 2019 and 2018, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of  $119.0 million in fiscal year 2019, and $56.5 million in fiscal year 2018. Cash flows due to the increase of our offering subscriptions totaled $79.1 million in 2018 and added an additional $9.8 million at the beginning of 2019. We returned $41.1 million of unfulfilled stock subscriptions and had $1.9 million of offering expenses in 2019. We also funded an internal loan on behalf of our ESOP plan of $4.4 million in 2019.

We also have obligations under our post retirement plan as described in Note 10 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2012.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 12 of the notes to the Consolidated Financial Statements. For fiscal year 2019, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related notes of Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Unaudited Quarterly Financial Data

The following table sets forth a summary of selected financial data at and for the years ended December 31, 2019 and 2018 and the quarter ends within those years.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(In thousands)
Loans Receivable, net	$706,882	$737,293	$758,999	$793,471
Deposits	684,024	716,858	769,985	773,343

Total interest income	9,358	10,120	10,825	10,683
Total interest expense	1,788	2,199	2,361	2,391
Net interest income	7,570	7,921	8,464	8,292
Provision for loan losses	780	780	450	450
Net interest income after provision for loan losses	6,790	7,141	8,014	7,842
Total noninterest income	1,264	1,433	1,459	1,474
Total noninterest expense	6,918	7,048	6,832	7,127
Income before income taxes	1,136	1,526	2,641	2,189
Income taxes expense	225	305	550	449
Net income	$911	$1,221	$2,091	$1,740

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(In thousands)
Loans Receivable, net	$578,318	$621,227	$652,053	$678,402
Deposits	657,186	666,098	691,718	684,418

Total interest income	7,353	7,983	9,153	9,241
Total interest expense	962	1,215	1,423	1,720
Net interest income	6,391	6,768	7,730	7,521
Provision for loan losses	525	525	525	525
Net interest income after provision for loan losses	5,866	6,243	7,205	6,996
Total noninterest income	1,248	884	1,498	1,551
Total noninterest expense	6,366	6,401	6,473	6,880
Income before income taxes	748	726	2,230	1,667
Income taxes benefit	132	147	266	469
Net income	$616	$579	$1,964	$1,198

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation — Management of Market Risk.”

Item 8.     Financial Statements and Supplementary Data

The Financial Statements are included beginning on page F‑1 of this annual report on Form 10‑K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2019.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a)  Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

A copy of the Code of Ethics for Senior Officers is available to shareholders of the “Investor Relations” portion of the Bank’s website of www.rhinebeckbank.com.

Item 11.   Executive Compensation

Information regarding executive compensation is presented under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “Other Information Relating to Directors and Executive Officers — Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10‑K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2019 and 2018
(C)	Consolidated Statements of Income - Years ended December 31, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2019 and 2018
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2019 and 2018
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2019 and 2018
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
3.1

Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

3.2

Amended and Restated Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2019)

4.1

Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 23, 2019)

4.4	Description of Rhinebeck Bancorp, Inc.’s Securities
10.1

Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.2

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7

New Director Fee Continuation Agreement between Rhinebeck Bank and Joseph A. Bahnatka, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S‑1 of Rhinebeck Bancorp, Inc. (File no. 333‑227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.11

Employment Agreement between Rhinebeck Bank and Michael J. McDermott (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

21

Subsidiaries of Registrant (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

23.1	Consent of Wolf & Company, P.C.
23.2	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.   Form 10‑K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rhinebeck Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Rhinebeck Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of
Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Rhinebeck Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flow for the year then ended, and the related notes to the consolidated financial statement (collectively referred to as the “consolidated financial statement”). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statement. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2011

New York, New York

March 28, 2019

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$11,978	$50,590
Available for sale securities (at fair value)	114,832	101,312
Loans receivable (net of allowance for loan losses of $5,954 and $6,646, respectively)	793,471	678,402
Federal Home Loan Bank stock	3,435	1,883
Accrued interest receivable	2,903	2,523
Cash surrender value of life insurance	18,457	18,018
Deferred tax assets (net of valuation allowance of $1,202 and $1,085, respectively)	2,255	2,934
Premises and equipment, net	18,338	17,040
Other real estate owned	1,417	1,685
Goodwill	1,410	1,410
Intangible assets, net	241	284
Other assets	5,209	6,342
Total assets	$973,946	$882,423
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$179,236	$171,829
Interest bearing	594,107	512,589
Total deposits	773,343	684,418

Mortgagors’ escrow accounts	8,106	7,725
Advances from the Federal Home Loan Bank	66,304	31,598
Subordinated debt	5,155	5,155
Other borrowings	—	5,000
Subscription offering proceeds	—	79,142
Accrued expenses and other liabilities	11,156	10,108
Total liabilities	864,064	823,146

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	—
Additional paid-in capital	45,869	100
Unearned common stock held by the employee stock ownership plan ("ESOP")	(4,146)	—
Retained earnings	72,152	66,189
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(195)	(2,576)
Defined benefit pension plan, net of taxes	(3,909)	(4,436)
Total accumulated other comprehensive loss	(4,104)	(7,012)
Total stockholders’ equity	109,882	59,277
Total liabilities and stockholders’ equity	$973,946	$882,423

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Interest and Dividend Income
Interest and fees on loans	$38,255	$31,314
Interest and dividends on securities	2,671	2,355
Other income	60	61
Total interest and dividend income	40,986	33,730
Interest Expense
Interest expense on deposits	6,989	4,203
Interest expense on borrowings	1,750	1,117
Total interest expense	8,739	5,320
Net interest income	32,247	28,410
Provision for loan losses	2,460	2,100
Net interest income after provision for loan losses	29,787	26,310
Noninterest Income
Service charges on deposit accounts	2,824	2,806
Net realized loss on sales and calls of securities	(69)	(22)
Net gain on sales of loans	619	621
Increase in cash surrender value of life insurance	398	401
Write-downs of other real estate owned	—	(387)
Other real estate owned income	28	42
Gain on disposal of premises and equipment	—	16
Investment advisory income	944	809
Other	886	895
Total noninterest income	5,630	5,181
Noninterest Expense
Salaries and employee benefits	15,631	14,359
Occupancy	3,490	3,405
Data processing	1,340	1,162
Professional fees	1,386	933
Marketing	666	724
FDIC deposit insurance and other insurance	478	845
Other real estate owned expense	123	186
Amortization of intangible assets	43	42
Impairment loss on goodwill	—	95
Other	4,768	4,369
Total noninterest expense	27,925	26,120
Income before income taxes	7,492	5,371
Provision for income taxes	1,529	1,014
Net income	$5,963	$4,357

Earnings per common share:
Basic	$0.56	$—
Diluted	$0.56	$—

Weighted average shares outstanding, basic	10,707,776	—
Weighted average shares outstanding, diluted	10,707,776	—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Net Income	$5,963	$4,357
Other Comprehensive Income:
Unrealized holding gains (losses) arising during the period	2,944	(343)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	69	22
Net unrealized gains (losses) on available for sale securities	3,013	(321)
Tax effect	(632)	68
Unrealized gains (losses) on available for sale securities, net of tax	2,381	(253)
Defined benefit pension plan:
Actuarial gain (loss) arising during the period	322	(126)
Reclassification adjustment for amortization of net actuarial loss	346	374
Total	668	248
Tax effect	(141)	(52)
Defined benefit pension plan gain, net of tax	527	196
Other comprehensive income (loss)	2,908	(57)
Total Comprehensive Income	$8,871	$4,300

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total

Balance at December 31, 2017	$—	$100	$—	$61,832	$(6,955)	$54,977

Net income	—	—	—	4,357	—	4,357
Other comprehensive income	—	—	—	—	(57)	(57)

Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	5,963	—	5,963
Other comprehensive income	—	—	—	—	2,908	2,908
Common Stock and proceeds of offering	111	45,744	—	—	—	45,855
Unearned common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	25	218	—	—	243

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$5,963	$4,357
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	244	337
Net realized loss on sales and calls of securities	69	22
Provision for loan losses	2,460	2,100
Loans originated for sale	(50,711)	(37,582)
Proceeds from sale of loans	48,027	39,375
Net gain on sale of loans	(619)	(621)
Amortization of intangible assets	43	42
Impairment loss on goodwill	—	95
Depreciation and amortization	1,291	1,147
Write-down of other real estate owned	—	387
Gain from disposal of premises and equipment	—	(16)
Deferred income tax (benefit) expense	(94)	102
Increase in cash surrender value of insurance	(398)	(401)
Increase in accrued interest receivable	(380)	(374)
Expense of released ESOP shares	243	—
Increase (decrease) in other assets	1,133	(1,037)
Increase in accrued expenses and other liabilities	1,714	675
Net cash provided by operating activities	8,985	8,608
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	11,938	2,113
Proceeds from maturities and principal repayments of securities	18,322	14,995
Purchases of securities	(41,078)	(3,885)
Net purchases of FHLB Stock	(1,552)	(775)
Net increase in loans	(114,227)	(115,496)
Purchases of bank owned life insurance	(40)	(40)
Purchases of bank premises and equipment	(2,589)	(1,146)
Net increase of other real estate owned	(14)	—
Proceeds from sale of other real estate owned	282	162
Net cash used in investing activities	(128,958)	(104,072)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	25,972	20,840
Net increase in time deposits	62,953	13,473
Decrease in mortgagors' escrow accounts	381	441
Net increase in short-term debt	13,209	8,826
Net increase in long-term debt	21,497	7,872
Net (decrease) increase in other borrowings	(5,000)	5,000
Proceeds of stock subscriptions	9,814	79,142
Return of unfulfilled stock subscriptions	(41,082)	—
Offering expenses	(1,898)	—
Return of capital to Rhinebeck Bancorp, MHC	(121)	—
Loan to ESOP	(4,364)	—
Net cash provided by financing activities	81,361	135,594
Net (decrease) increase in cash and due from banks	(38,612)	40,130
Cash and Due from Banks
Beginning balance	50,590	10,460
Ending balance	$11,978	$50,590
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$8,626	$5,139
Income taxes	$1,690	$625

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The consolidated financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank and its wholly-owned subsidiaries. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

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

Investment in Debt Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. “Trading” securities, if any, are carried at fair value, with unrealized gains

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

and losses recognized in earnings. Securities not classified as held to maturity or trading are classified as “available for sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of taxes. Purchase discounts are recognized in interest income using the interest method over the contractual terms of the security. Purchase premiums are recognized in interest income using the interest method to the instrument’s earliest call date. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates securities for other-than temporary impairment on a regular basis. The evaluation considers several factors including the amount of the unrealized loss, the period of time the security has been in a loss position and the credit standing of the issuer. When the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the credit loss determined due to a permanent impairment will be recognized in earnings. The credit loss component recognized is identified as the amount of future principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow estimates discounted at the applicable original yield of the security.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

disaggregated into classes based on identified associated risks within those segments. This allows management to better monitor risk and performance.

Commercial real estate loans are separated into the three classes: construction, non-residential and multi-family. Non-residential and multi-family loans include long-term loans financing commercial properties and include both owner and non-owner occupied properties. Construction loans, which include land loans, are comprised mostly of non-owner occupied projects, whereby the property is generally under development and tends to have more risk than the owner occupied loans. The Company grants loans for the construction of residential homes, residential developments and land development projects. Repayment of these loans is mostly dependent upon either the ongoing cash flows of the borrowing entity or the resale or lease of the subject property. The underlying cash flows generated by the properties may be negatively impacted by increased vacancy rates due to a downturn in the economy.

Residential real estate loans are secured by the borrower’s residential real estate generally in a first lien position. Residential mortgages have varying loan interest rates depending on the financial condition of the borrower, the loan to value ratio and the term of the loan. The overall health of the economy, reflected in unemployment rates and housing prices, will have an effect on the credit quality of this segment.

The commercial and industrial loan segment consists of loans made for purposes of financing the activities of commercial customers. The assets financed through commercial and industrial loans are used within the business for its ongoing operations. Repayment of commercial and industrial loans predominately comes from the cash flows of the business or the ongoing operations of assets. A weakened economy and resultant decreased consumer spending could have a negative impact on this line of business.

Consumer loans are classified into the following three classes: indirect automobile loans, home equity loans and other consumer loans. Indirect automobile loans are secured by the borrowers’ automobiles and originated through the Company’s relationships with the automobile dealers in the various counties in the Company’s service area. Home equity loans are secured by the borrower’s residential real estate in a first or second lien position. Other direct consumer loans may be unsecured. The overall health of the economy, reflected in unemployment rates and housing prices, will have an impact on the credit quality of this segment.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

In the last quarter of 2019, Management employed software in order to upgrade our allowance for lease and loan loss (“ALLL”) analysis.  For several months we ran the software in tandem with our then present evaluation system in order to understand the similarities and differences between the approaches and to ascertain that the switch would present reasonable and consistent results in keeping with the prior analysis.  At year end, we made the switch to the new software system as the basis for our ALLL analysis.  The outcome led us to a result that was more specific in definition, robust from a qualitative analysis perspective, and detailed in specific support for the final allocated outcomes.  This change in methodology did not materially change the amount of the overall reserve but did have some impact on allocated reserves between the lines of business, most specifically evident with the increased reserve amount allocated to the indirect automobile portfolio.

These qualitative risk factors include:

1.	Changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices.
2.	Changes in international, national, regional, and local conditions.
3.	Changes in the nature and volume of the portfolio and terms of loans.
4.	Changes in the experience, depth, and ability of lending management.
5.	Changes in the volume and severity of past due loans and other similar conditions.
6.	Changes in the quality of the organization’s loan review system.
7.	Changes in the value of underlying collateral for collateral dependent loans.
8.	The existence and effect of any concentrations of credit and changes in the levels of such concentrations.
9.	The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. If liquidation is expected, appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $781 and $526 on December 31, 2019 and 2018, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned included $935 and $935 of residential real estate and $482 and $750 of commercial property on December 31, 2019 and 2018, respectively.

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

Bank-Owned Life Insurance

The Company purchased bank owned life insurance (“BOLI”) on a chosen group of employees and directors. The Company is the owner and sole beneficiary of the policies. Earnings from BOLI are recognized as part of noninterest income. BOLI is carried at cash surrender value. Death benefit proceeds received in excess of the policies cash surrender values are recognized in income upon receipt. The Company does not intend to surrender these policies and, accordingly, no deferred taxes have been provided.

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

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholder’s equity in the consolidated statements of financial condition. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2019 and 2018.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

Emerging Growth Company Status

As an emerging growth company, Rhinebeck Bancorp, Inc. may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-public companies. Rhinebeck Bancorp, Inc. intends to take advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

Accordingly, Rhinebeck Bancorp, Inc.’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-public companies.

Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2017-04 “Intangibles – Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the test for goodwill impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2019, the Company adopted ASU 2017-07 amending guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Prior to adoption of this update, the Company presented all components of net periodic pension cost in “salaries and employee benefits” on its

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

income statement.  The Company is presenting all components of net period pension cost in “other expense” for the years ended December 31, 2019 and 2018, as the Company’s defined pension plan does not have a service cost component since the plan was frozen in 2012.  The Company employed a practical expedient, allowed by the amendments in this update, to use the amounts disclosed in its pension and other postretirement benefit plan note for 2018 as the estimation basis for applying the retrospective change to the presentation of that year. The adoption of ASU 2017-07 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which created FASB ASC Topic 842 (ASC 842) and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASC 842 is permitted. The Company adopted the provisions of ASC 842 effective January 1, 2020 utilizing the optional transition method and not restate comparative periods. The Company elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The Company recorded an increase in other assets and an increase in other liabilities of approximately $6.7 million, respectively.

In June 2016, the FASB issued ASU No. 2016‑13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits; although early adoption is permitted in 2019. The Company is currently assessing the effect of ASU No. 2016‑13 and has engaged with a software vendor to assist in its efforts, but does not anticipate early adoption.

In August 2018, the FASB issued ASU No. 2018‑14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715‑20)”. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of FASB’s efforts to improve the effectiveness of disclosures in the notes to financial statements. ASU 2018‑14 is effective for the Company in 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

Early adoption is permitted. This update is not expected to have a material impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies and emerging growth companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

On December 18, 2019, the FASB issued Accounting Standards Update 2019-12 , Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income

Taxes, and may impact both interim and annual reporting periods. This ASU is effective for the Company in 2022. Early adoption is permitted.  The Company does not expect the new guidance to have a material impact on the consolidated financial statements and does not expect to early adopt.

2.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2019
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$98,842	$464	$(828)	$98,478
U.S. government agency securities	12,049	53	(26)	12,076
Municipal securities(1)	1,384	17	(5)	1,396
Corporate bonds	2,250	25	(2)	2,273
Other	555	54	—	609
Total	$115,080	$613	$(861)	$114,832

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

	December 31, 2018
U.S. Treasury securities	$3,036	$—	$(65)	$2,971
U.S. government agency mortgage-backed securities–residential	82,965	8	(2,757)	80,216
U.S. government agency securities	16,919	—	(451)	16,468
Municipal securities(1)	1,228	4	—	1,232
Other	425	—	—	425
Total	$104,573	$12	$(3,273)	$101,312

(1)    The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$35,612	$(302)	$27,252	$(526)	$62,864	$(828)
U.S. government agency securities	—	—	7,001	(26)	7,001	(26)
Municipal Securities	490	(5)	—	—	490	(5)
Corporate Bonds	749	(2)	—	—	749	(2)
Total	$36,851	$(309)	$34,253	$(552)	$71,104	$(861)

	December 31, 2018
U.S. Treasury securities	$—	$—	$2,971	$(65)	$2,971	$(65)
U.S. government agency mortgage-backed securities-residential	1,669	(4)	76,586	(2,753)	78,255	(2,757)
U.S. government agency securities	—	—	16,468	(451)	16,468	(451)
Total	$1,669	$(4)	$96,025	$(3,269)	$97,694	$(3,273)

At December 31, 2019 and 2018, the Company had 80 and 96 individual available-for-sale securities with unrealized losses totaling $861 and $3,273, respectively, with an aggregate depreciation of 1.21% and 3.35%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired either at December 31, 2019 or 2018.

The amortized cost and fair value of available for sale debt securities at December 31, 2019 and 2018, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$175	$175	$1,221	$1,210
After 1 but within 5 years	7,027	7,001	17,253	16,780
After 5 but within 10 years	7,806	7,899	1,975	1,945
After 10 years	675	670	734	736
Total Maturities	15,683	15,745	21,183	20,671

Mortgage-backed securities	98,842	98,478	82,965	80,216
Other	555	609	425	425
Total	$115,080	$114,832	$104,573	$101,312

At December 31, 2019 and 2018, available for sale securities with a carrying value of $23,782 and $27,465, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition $726 and $1,032 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities and calls aggregated $11,938 and $2,113 for the years ended December 31, 2019 and 2018, respectively. There were no gross gains during the periods ended December 31, 2019 and December 31, 2018.  During these two reported periods there were gross losses of $69 and $22 realized on the sales of  securities.

3.    Loans and Allowance for Lease and Loan Losses

A summary of the Company’s loan portfolio is as follows:

	At December 31,
	2019	2018
Commercial real estate loans:
Construction	$20,354	$12,870
Non-residential	228,157	197,499
Multi-family	20,129	12,661
Residential real estate loans	43,726	43,534
Commercial and industrial loans	90,554	83,203
Consumer loans:
Indirect automobile	360,569	297,144
Home equity	16,276	19,269
Other consumer	9,752	10,826
Total gross loans	789,517	677,006
Net deferred loan costs	9,908	8,042
Allowance for loan losses	(5,954)	(6,646)
Total net loans	$793,471	$678,402

At December 31, 2019 and 2018, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,684 and $888, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system:

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,354	$—	$—	$20,354
Non-residential	219,485	4,285	4,387	228,157
Multifamily	19,744	—	385	20,129
Residential real estate	41,385	—	2,341	43,726
Commercial and industrial	88,874	597	1,083	90,554
Consumer:
Indirect automobile	359,616	—	953	360,569
Home equity	15,861	—	415	16,276
Other consumer	9,741	—	11	9,752
Total	$775,060	$4,882	$9,575	$789,517

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$12,870	$—	$—	$12,870
Non-residential	186,020	6,840	4,639	197,499
Multifamily	12,261	—	400	12,661
Residential real estate	41,249	—	2,285	43,534
Commercial and industrial	81,111	965	1,127	83,203
Consumer:
Indirect automobile	296,692	—	452	297,144
Home equity	19,071	—	198	19,269
Other consumer	10,816	—	10	10,826
Total	$660,090	$7,805	$9,111	$677,006

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,354	$—	$—	$—	$20,354	$—
Non-residential	222,953	409	884	3,911	228,157	3,911
Multifamily	19,744	—	—	385	20,129	385
Residential real estate	42,403	427	116	780	43,726	2,341
Commercial and industrial	89,401	288	198	667	90,554	905
Consumer:
Indirect automobile	351,840	6,494	1,294	941	360,569	953
Home equity	15,726	142	91	317	16,276	415
Other consumer	9,492	201	48	11	9,752	11
Total	$771,913	$7,961	$2,631	$7,012	$789,517	$8,921

	December 31, 2018
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$12,870	$—	$—	$—	$12,870	$—
Non-residential	193,273	1,466	253	2,507	197,499	2,507
Multifamily	12,487	174	—	—	12,661	—
Residential real estate	42,083	305	615	531	43,534	2,208
Commercial and industrial	82,992	206	1	4	83,203	297
Consumer:
Indirect automobile	291,369	4,429	915	431	297,144	452
Home equity	18,905	264	—	100	19,269	198
Other consumer	10,601	186	29	10	10,826	10
Total	$664,580	$7,030	$1,813	$3,583	$677,006	$5,672

There were no loans greater than 90 days past due and still accruing as of December 31, 2019 or 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The following tables summarize information in regards to impaired loans by loan portfolio class:

	December 31, 2019
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$3,911	$5,733	$—	$3,209
Multifamily	385	409	—	192
Residential real estate	2,341	2,850	—	2,313
Commercial and industrial	905	1,109	—	601
Consumer:
Indirect automobile	607	740	—	441
Home equity	415	467	—	307
Other consumer	11	11	—	10
Total	$8,575	$11,319	$—	$7,073
With an allowance recorded:
Consumer:
Indirect automobile	$346	$376	$107	$262
Total	$346	$376	$107	$262
Total:
Commercial real estate:
Non-residential	$3,911	$5,733	$—	$3,209
Multifamily	385	409	—	192
Residential real estate	2,341	2,850	—	2,313
Commercial and industrial	905	1,109	—	601
Consumer:
Indirect automobile	953	1,116	107	703
Home equity	415	467	—	307
Other consumer	11	11	—	10
Total	$8,921	$11,695	$107	$7,335

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

	December 31, 2018
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,023
Residential real estate	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	758
Consumer:
Indirect automobile	274	320	—	242
Home equity	198	211	—	158
Other consumer	10	10	—	5
Total	$5,571	$6,404	$—	$6,984
With an allowance recorded:
Commercial real estate:
Non-residential	$—	$—	$—	$451
Commercial and industrial	—	—	—	9
Consumer:
Indirect automobile	178	191	50	205
Other consumer	—	—	—	2
Total	$178	$191	$50	$667
Total:
Commercial real estate:
Construction	$—	$—	$—	$563
Non-residential	2,507	2,601	—	3,474
Residential real estate	2,285	2,841	—	2,235
Commercial and industrial	297	421	—	767
Consumer:
Indirect automobile	452	511	50	447
Home equity	198	211	—	158
Other consumer	10	10	—	7
Total	$5,749	$6,595	$50	$7,651

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as TDRs. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At December 31, 2019 and 2018, three loans totaling $1,659 and three loans totaling $1,774, respectively, which were included in impaired loans, were identified as TDRs. In 2018, the Company restructured two loans, a residential mortgage and home equity loan, into a single residential mortgage, with a carrying value of $117, which included both rate and term modifications. In 2019,  there were no new TDRs. Interest income on impaired loans was immaterial during each of the periods presented. At December 31, 2019 and 2018, all loans were performing in accordance with their restructured terms. During the year ended December 31, 2018, one loan for $19 had defaulted in its modified terms and was charged off. At December 31, 2019 and 2018, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2019 and 2018, the Company was servicing loans for participants aggregating $4.6 million and $6.2 million, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $270,730 and $255,892 as of December 31, 2019 and 2018, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2019 and 2018, were $2,226 and $2,278, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2019 or 2018.

The following tables summarize the segments of the loan portfolio and the allowance for lease and loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for lease and loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Year ended December 31, 2019

Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	2,679	(302)	(645)	1,332	(604)	2,460
Loans charged-off	(1,750)	—	(312)	(2,083)	(132)	(4,277)
Recoveries	—	81	18	953	73	1,125
Ending balance	$2,009	$99	$603	$3,117	$126	$5,954
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$—	$107
Loans not deemed impaired	$2,009	$99	$603	$3,010	$126	$5,847
Loan receivables:
Ending balance	$268,640	$43,726	$90,554	$360,569	$26,028	$789,517
Ending balance:
Loans deemed impaired	$4,296	$2,341	$905	$953	$426	$8,921
Loans not deemed impaired	$264,344	$41,385	$89,649	$359,616	$25,602	$780,596

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2019	2018
Land	$3,690	$3,536
Buildings and improvements	25,371	23,534
Furniture, fixtures and equipment	12,090	11,708
Construction in process	267	51
Total	41,418	38,829
Less accumulated depreciation	(23,080)	(21,789)
Net	$18,338	$17,040

5.    Goodwill

The changes in the carrying value of goodwill are as follows:

	Year Ended	Year Ended
	Ended December 31,	December 31,
RAM	2019	2018
Beginning balance	$1,410	$1,505
Impairment	—	(95)

Ending balance	$1,410	$1,410

Accumulated impairment	$1,116	$1,116

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

At June 30, 2018 the Company tested the goodwill recorded for RAM and determined that a write-down of $95 was required to reflect impairment due to the loss of expected revenue. The similar test done at December 31, 2018 determined that no additional write-down was necessary. At year end 2019 the Company tested the goodwill recorded for RAM and determined that no impairment charge was required.

6.    Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Year Ended	Year Ended
	Ended December 31,	December 31,
RAM	2019	2018
Beginning balance	$284	$326
Amortization	(43)	(42)

Ending balance	$241	$284
Accumulated amortization and impairment	$706	$663

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months.  The Company recognized $43 and $42 of amortization expense related to its intangible assets for each of the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values recorded at year end.

As of December 31, 2019 the future amortization expense for amortizable intangible assets for the respective years is as follows:

2020	$42
2021	42
2022	42
2023	42
2024	42
Thereafter	31
Total	$241

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

7.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2019	2018
Noninterest bearing demand deposits	$179,236	$171,829
Interest bearing accounts:
NOW	95,572	99,715
Savings	121,139	126,822
Money market	158,747	130,356
Time certificates of deposit	218,649	155,696
Total interest bearing accounts	594,107	512,589
Total deposits	$773,343	$684,418

Included in time certificates of deposit at December 31, 2019 and 2018 were reciprocal deposits totaling $21,270 and $21,515, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $44,605 and $16,644 as of December 31, 2019 and 2018, respectively.

Contractual maturities of time certificates of deposit at December 31, 2019 are summarized below:

December 31,
2019
Within 1 year	$185,017
1 – 2 years	14,164
2 – 3 years	10,177
3 – 4 years	3,910
4 – 5 years	5,381
Total	$218,649

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2019 and 2018, the Company had access to a preapproved secured line of credit with the FHLB of $486,906 and $441,134, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2019 and 2018, the Company had pledged assets of $168,230 and $145,805, respectively. At December 31, 2019 and 2018, the Company had outstanding overnight line of credit balances with FHLB of $22,500 and $0, respectively. These borrowings mature the following business day. The interest rate was 1.81% at December 31, 2019. At December 31, 2019, the Company

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

also had structured borrowings in the amount of $43,804. The outstanding principal amounts and the related terms and rates at December 31, 2019 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
2 year amortizing	$1,276	May 15, 2020	2.78%	$1,276	$—
2 year amortizing	1,487	June 8, 2020	2.76%	1,487	—
2 year amortizing	7,547	May 17, 2021	2.53%	5,000	2,548
2 year bullet	10,000	May 17, 2021	2.46%	—	10,000
3 year amortizing	5,109	May 17, 2021	2.92%	3,381	1,728
3 year amortizing	8,385	May 16, 2022	2.49%	3,291	5,093
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
Total	$43,804	Weighted Average Rate	2.55%	$14,435	$29,369

No impairment was recognized at either December 31, 2019 or 2018. The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00%  (3.91% at December 31, 2019 and 4.80% at December 31, 2018) mature on May 23, 2035.

Other Borrowings

In December 2018 the Company entered into an agreement with Atlantic Community Bankers Bank to provide it with a $5,000 bank holding company line of credit at a rate equal to the Wall Street Journal prime rate of interest, floating, plus 0.50%. The term of this line is the earlier of the closing of the reorganization or 90 days from the loan closing. The purpose of the line was to provide short term availability of funds which strategically would be down-streamed to the Bank to be used as capital to support year end capital ratios that were impacted by the reorganization and stock offering. After the closing of the offering, the facility was converted to Rhinebeck Bancorp, Inc. and has remained in place for backstop liquidity purposes. At December 31, 2018, the Company had $5,000 of advances outstanding to Rhinebeck Bancorp, MHC which was paid in full on January 16, 2019 at the close of the Company’s offering.  At December 31, 2019, there were no advances under this line.

The Company also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2019 and 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

9.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2019	2018
Current expense (benefit):
Federal	$1,621	$900
State	2	12
Total	1,623	912
Deferred expense:
Federal	(94)	102
Total provision for income taxes	$1,529	$1,014

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2019 and 2018) and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2019		2018
Provision at statutory rate	$1,573	21%	$1,128	21%
Tax exempt income	(84)	(1)%	(92)	(1)%
State income taxes, net of federal income tax benefit	12	0%	18	0%
Other, net	28	0%	(40)	(1)%
Effective income tax and rate	$1,529	20%	$1,014	19%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,608	$1,794
Deferred expenses	937	783
Unrecognized pension liability	1,038	1,179
Postretirement liability	932	914
Deferred loss on OREO	187	187
Unrealized loss on securities	53	685
State tax NOLs	870	779
Other	201	134
Gross deferred tax assets	5,826	6,455
Deferred tax liabilities:
Prepaid expenses	(209)	(241)
Prepaid pension	(1,248)	(1,305)
Deferred loan fees	(207)	(170)
Depreciation and amortization	(104)	(105)
Mortgage servicing rights	(601)	(615)
Gross deferred tax liabilities	(2,369)	(2,436)
Net deferred tax asset	3,457	4,019
Deferred tax valuation allowance	(1,202)	(1,085)
Deferred tax assets, net of allowance	$2,255	$2,934

Income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the relative federal or state tax law to the taxable income determined.  The Company determines deferred income taxes using the liability (or balance sheet method).  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases at the currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Deferred income tax expense or benefit results from changes in deferred tax assets (“DTAs”) and liabilities between periods.  DTAs are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Due to recent changes in New York State (“NYS”) tax law which have provided for a permanent deduction of income from “qualified” loans for community banks, management determined that the Company would most likely not pay any income tax but will rather generate NYS net operating losses (“NOLs”) for the foreseeable future.  In management’s opinion, it is expected that in future years there will be no opportunity to reverse the NYS DTAs to provide a reduction in NYS income taxes, so the Company established a full valuation allowance to recognize the fully diminished value of those DTAs. The Company will likely pay the NYS capital based tax until the expected phase out of that tax scheduled for December 31, 2020.

Retained earnings at December 31, 2019 and 2018 include a contingency reserve for loan losses of $1,534 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2019 and $414 at December 31, 2018 have not been recognized.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.

10.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (5.50% at January 16, 2019 and 4.25% on January 1, 2020). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2019 was $4,229. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

December 31, 2019
Allocated	—
Committed to be allocated	21,821
Unallocated	414,604
Total shares	436,425

The fair value of unallocated shares was $4,689 at December 31, 2019.

Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2019 was $243,000.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Years ended December 31,

	2019	2018
Projected and accumulated benefit obligation	$(20,953)	$(18,241)
Plan assets at fair value	20,628	17,459
Funded status included in other liabilities	$(325)	$(782)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2019	2018
Net actuarial loss	$4,948	$5,616

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Years ended December 31,

	2019	2018
Interest cost	$734	$689
Expected return on plan assets	(868)	(1,074)
Amortization of unrecognized loss	345	374
Net periodic cost (benefit)	$211	$(11)

In 2019 and 2018, net actuarial loss resulted primarily from changes in the discount rate. Estimated net actuarial loss of $285 will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2020. Weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2019	2018
Discount rate	3.25%	4.14%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2019	2018
Discount rate	4.20%	3.53%
Expected long-term return on plan assets	5.50%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

As of December 31, 2019, the investment funds include seven equity funds, three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. At December 31, 2018, the investment funds included six equity funds, three bond funds and a real estate fund. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,372	$—	$—	$15,372
Equity	5,256	—	—	5,256
Total assets at fair value	$20,628	$—	$—	$20,628

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$13,638	$—	$—	$13,638
Equity	3,821	—	—	3,821
Total assets at fair value	$17,459	$—	$—	$17,459

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding. Pooled separate accounts were previously classified within level 2 of the valuation hierarchy, however, new guidance interpretation has prompted us to change our input level to level 1 as we believe the net asset value has a readily determinable fair value in a manner that is similar to that of a mutual fund. The December 31, 2018 table was updated to reflect this change.

Employer contributions and benefit payments are as follows:

	Year ended December 31,
	2019	2018
Employer Contribution	$—	$570
Benefits paid	$503	$453

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

As of December 31, 2019 the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2020	$680
2021	720
2022	730
2023	750
2024	830
2025 – 2029	4,890

On August 14, 2018, the Company made a contribution to the plan in the amount of $570. The contribution was made to reduce the underfunded status of the plan and realize a higher tax deduction before the decrease of the federal tax rate in 2018.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $828 and $782 for the years ended December 31, 2019 and 2018, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of, life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies have aggregate cash surrender values of $18,457 and $18,018 at December 31, 2019 and 2018, respectively. Net earnings on these policies aggregated $398 and $401 for the years ended December 31, 2019 and 2018, respectively, which are included in noninterest income in the consolidated statements of income.

Deferred Compensation Arrangements

Trustees’ Plan

The Company’s 1991 Plan (the “Trustees’ Plan”) covers Trustees who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2019 and 2018, $2,086 and $1,687, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan years ended December 31, 2019 and 2018 were $126 and $129, respectively, which are included in noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Trustees and who filed a properly completed and executed participation agreement in accordance with the terms of the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

Executive Plan. Under the Executive Plan, the Board of Trustees may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Trustees based on the attainment of criteria established annually by the Board of Trustees. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Trustees. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Trustees, which ranges from one to five years of service. At December 31, 2019 and 2018, $1,163 and $975, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $593 and $586 for the years ended December 31, 2019 and 2018, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,330 and $1,276, respectively, at December 31, 2019 and 2018. The Company recognized expenses of $54 and $16 for the years ended December 31, 2019 and 2018, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,123 and $2,108, respectively, at December 31, 2019 and 2018.  The Company recognized expenses of $78 and $94 for the years ended December 31, 2019 and 2018, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

As of December 31, 2019, future minimum rental commitments under the terms of these leases, by year and in the aggregate, are as follows:

Years ending December 31:
2020	$615
2021	621
2022	578
2023	555
2024	475
2025	447
Total	$3,291

Total rental expense charged to operations for cancelable and non-cancelable operating leases were $620 and $642 for the years ended December 31, 2019 and 2018, respectively. Rental income under subleases was $276 and $297 for the years ended December 31, 2019 and 2018, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	Years ended December 31,
	2019	2018
Commitments to extend credit summarized as follows:
Future loan commitments	$9,881	$3,157
Undisbursed construction loans	10,202	16,289
Undisbursed home equity lines of credit	10,277	9,532
Undisbursed commercial and other line of credit	59,234	50,773
Standby letters of credit	5,290	1,785
Total	$94,884	$81,536

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

13.   Regulatory Matters

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

The Bank must maintain a capital conservation buffer consisting of common equity tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The conservation buffers for the Bank exceed the fully phased in minimum capital requirement as of December 31, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and December 31, 2018, that the Bank met all capital adequacy requirements to which they are subject.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	December 31, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$109,799	12.83%	$68,481	8.00%	$85,602	10.00%
Tier 1 capital (to risk-weighted assets)	103,845	12.13%	51,361	6.00%	68,481	8.00%
Common equity tier one capital (to risk weighted assets)	103,845	12.13%	38,521	4.50%	55,641	6.50%
Tier 1 capital (to average assets)	103,845	10.84%	38,325	4.00%	47,907	5.00%

	December 31, 2018
Rhinebeck Bank
Total capital (to risk-weighted assets)	$81,222	11.07%	$58,694	8.00%	$73,368	10.00%
Tier 1 capital (to risk-weighted assets)	74,576	10.16%	44,021	6.00%	58,694	8.00%
Common equity tier one capital (to risk weighted assets)	74,576	10.16%	33,016	4.50%	47,689	6.50%
Tier 1 capital (to average assets)	74,576	8.80%	33,901	4.00%	42,376	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. These assets are included as Level 3 fair values, based upon the lowest level of input that is utilized in the fair value measurements.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are included in other assets on the consolidated statements of financial condition

Deposits

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

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

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	December 31, 2019
U.S. government agency mortgage-backed securities-residential	$98,478	$—	$98,478	$—
U.S. government agency securities	12,076	—	12,076	—
Municipal securities	1,396	—	1,216	180
Corporate Bonds	2,273	—	2,273	—
Other	609	—	609	—
Total	$114,832	$—	$114,652	$180

	December 31, 2018
U.S. Treasury securities	$2,971	$2,971	$—	$—
U.S. government agency mortgage-backed securities – residential	80,216	—	80,216	—
U.S. government agency securities	16,468	—	16,468	—
Municipal securities	1,232	—	1,032	200
Other	425	—	425	—
Total	$101,312	$2,971	$98,141	$200

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	December 31, 2019
Impaired loans, with specific reserves	$239	$—	$—	$239
Other real estate owned	1,417	—	—	1,417
Total	$1,656	$—	$—	$1,656

	December 31, 2018
Impaired loans	$128	$—	$—	$128
Other real estate owned	935	—	—	935
Total	$1,063	$—	$—	$1,063

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)
	December 31, 2019

Impaired loans	$239	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,417	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
December 31, 2018

	December 31, 2018
Impaired loans	$128	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	935	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	December 31, 2019		December 31, 2018

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$11,978	$11,978	$50,590	$50,590
Available for sale securities (Level 2)	114,832	114,832	101,312	101,312
FHLB stock (Level 2)	3,435	3,435	1,883	1,883
Loans, net (Level 3)	793,471	796,262	678,402	667,641
Accrued interest receivable (Level 2)	2,903	2,903	2,523	2,523
Mortgage servicing rights (Level 3)	2,226	4,137	2,278	4,667
Financial Liabilities:
Deposits (Level 2)	773,343	762,272	684,418	637,863
Mortgagors escrow accounts (Level 2)	8,106	8,107	7,725	7,723
FHLB advances (Level 2)	66,304	66,724	31,598	31,561
Subordinated debt and other borrowings (Level 2)	5,155	5,155	10,155	10,155

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

December 31, 2019 and 2018

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

16.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2018	$(4,436)	$(2,576)	$(7,012)
Other comprehensive gain before reclassifications	254	2,327	2,581
Amounts reclassified from accumulated other comprehensive loss	273	54	327
Period change	527	2,381	2,908
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)

Balance at December 31, 2017	$(4,631)	$(2,324)	$(6,955)
Other comprehensive loss before reclassifications	(100)	(271)	(371)
Amounts reclassified from accumulated other comprehensive loss	295	19	314
Period change	195	(252)	(57)
Balance at December 31, 2018	$(4,436)	$(2,576)	$(7,012)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0% in Fiscal 2019 and 21.0% in Fiscal 2018.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss) For the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2019	2018
Securities available for sale(1):
Net securities losses reclassified into earnings	$(69)	$(22)	Net realized loss on sales and calls of securities
Related income tax expense	15	3	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(54)	(19)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(346)	(374)	Salaries and employee benefits
Related income tax expense	73	79	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(273)	(295)
Total reclassifications for the period	$(327)	$(314)

(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 10, “Employee Benefits” for additional details.

17.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of December 31, 2019. Earnings per share data is not applicable for the year ended December 31, 2018 because the Company had not yet been formed and had no shares outstanding.

Year ended
December 31, 2019
Net income applicable to common stock	$5,963

Average number of common shares outstanding	11,133,290
Less: Average unallocated ESOP shares	425,515
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	10,707,776

Earnings per Common share:
Basic	$0.56
Diluted	$0.56

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Dollars in thousands, except share and per share data)

18.  Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (COVID-19) a pandemic. While the disruption is currently expected to be temporary, there is considerable uncertainty about its possible duration. As a result, significant economic uncertainties have arisen which are likely to negatively impact our customers, employees and vendors and, resultantly, our net income as a result of the disruption of the financial markets, supply chains and business operations. Other negative financial and operational impacts could occur although such potential impact is unknown and cannot be reasonably estimated at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 26, 2020	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 26, 2020
Michael J. Quinn	(Principal Executive Officer)

/s/ Michael J. McDermott	Chief Financial Officer	March 26, 2020
Michael J. McDermott	(Principal Financial and Accounting Officer)

/s/ Louis Tumolo, Jr.	Chairman of the Board	March 26, 2020
Louis Tumolo, Jr.

/s/ Frederick Battenfeld	Director	March 26, 2020
Frederick Battenfeld

/s/ Christopher W. Chestney	Director	March 26, 2020
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 26, 2020
Freddimir Garcia

/s/ William C. Irwin	Director	March 26, 2020
William C. Irwin

/s/ Shannon Martin LaFrance	Director	March 26, 2020
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 26, 2020
Suzanne Rhulen-Loughlin