Form 10-Q
period 2020-03-31
Rhinebeck Bancorp, Inc.
filed 2020-05-14
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

YES     ☐    NO   ☒

As of May 1, 2020, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10‑Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, Inc. and Rhinebeck Bank at and for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10‑K, as filed with the Securities and Exchange Commission on March 26, 2020.

PART 1 — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$21,796	$11,978
Available for sale securities (at fair value)	115,134	114,832
Loans receivable (net of allowance for loan losses of $6,620 and $5,954, respectively)	810,361	793,471
Federal Home Loan Bank stock	4,035	3,435
Accrued interest receivable	3,102	2,903
Cash surrender value of life insurance	18,554	18,457
Deferred tax assets (net of valuation allowance of $1,247 and $1,202, respectively)	1,541	2,255
Premises and equipment, net	18,504	18,338
Other real estate owned	1,382	1,417
Goodwill	1,410	1,410
Intangible assets, net	230	241
Other assets	11,217	5,209
Total assets	$1,007,266	$973,946
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$174,958	$179,236
Interest bearing	609,697	594,107
Total deposits	784,655	773,343

Mortgagors’ escrow accounts	7,063	8,106
Advances from the Federal Home Loan Bank	79,645	66,304
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	16,851	11,156
Total liabilities	893,369	864,064

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	45,869	45,869
Unearned common stock held by the employee stock ownership plan ("ESOP")	(4,091)	(4,146)
Retained earnings	73,227	72,152
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities, net of taxes	2,412	(195)
Defined benefit pension plan, net of taxes	(3,631)	(3,909)
Total accumulated other comprehensive loss	(1,219)	(4,104)
Total stockholders’ equity	113,897	109,882
Total liabilities and stockholders’ equity	$1,007,266	$973,946

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$10,046	$8,715
Interest and dividends on securities	683	608
Other income	11	35
Total interest and dividend income	10,740	9,358
Interest Expense
Interest expense on deposits	2,017	1,382
Interest expense on borrowings	402	406
Total interest expense	2,419	1,788
Net interest income	8,321	7,570
Provision for loan losses	1,200	780
Net interest income after provision for loan losses	7,121	6,790
Noninterest Income
Service charges on deposit accounts	652	698
Net realized loss on sales and calls of securities	(29)	—
Net gain on sales of loans	465	166
Increase in cash surrender value of life insurance	97	100
Other real estate owned income	—	10
Investment advisory income	312	213
Other	63	77
Total noninterest income	1,560	1,264
Noninterest Expense
Salaries and employee benefits	4,152	3,888
Occupancy	850	895
Data processing	354	307
Professional fees	322	266
Marketing	143	155
FDIC deposit insurance and other insurance	168	141
Other real estate owned expense	17	39
Amortization of intangible assets	11	11
Other	1,282	1,216
Total noninterest expense	7,299	6,918
Income before income taxes	1,382	1,136
Provision for income taxes	307	225
Net income	$1,075	$911

Earnings per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average shares outstanding, basic	10,721,413	10,699,592
Weighted average shares outstanding, diluted	10,721,413	10,699,592

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net Income	$1,075	$911
Other Comprehensive Income:
Unrealized holding gains arising during the period	3,272	1,317
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	29	-
Net unrealized gains on available for sale securities	3,301	1,317
Tax effect (a)	(694)	(276)
Unrealized gains on available for sale securities, net of tax	2,607	1,041
Defined benefit pension plan:
Actuarial gain (loss) arising during the period	280	(20)
Reclassification adjustment for amortization of net actuarial loss (b)	71	90
Total	351	70
Tax effect (c)	(73)	(15)
Defined benefit pension plan gain, net of tax	278	55
Other comprehensive income	2,885	1,096
Total Comprehensive Income	$3,960	$2,007

(a) - Includes $6 and $0 for the three months March 31, 2020 and 2019, respectively, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b) - Included in other noninterest expense on the consolidated statements of income.

(c) - Includes $15 and $19 for the three months ended March 31, 2020 and 2019, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	911	—	911
Other comprehensive income	—	—	—	—	1,096	1,096
Common Stock and proceeds of offering	111	45,754	—	—	—	45,865
Unallocated common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	9	55	—	—	64

Balance at March 31, 2019	$111	$45,863	$(4,309)	$67,100	$(5,916)	$102,849

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55

Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,075	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	110	66
Net realized loss on sales and calls of securities	29	—
Provision for loan losses	1,200	780
Loans originated for sale	(15,335)	(8,318)
Proceeds from sale of loans	16,850	7,303
Net gain on sale of loans	(254)	(56)
Amortization of intangible assets	11	11
Depreciation and amortization	328	321
Deferred income tax benefit	(53)	(133)
Increase in cash surrender value of insurance	(97)	(100)
Increase in accrued interest receivable	(199)	(259)
Expense of released ESOP shares	55	—
(Increase) decrease in other assets	(6,008)	1,161
Increase (decrease) in accrued expenses and other liabilities	6,047	(395)
Net cash provided by operating activities	3,759	1,292
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	6,996	—
Proceeds from maturities and principal repayments of securities	6,009	2,877
Purchases of securities	(10,146)	(9,709)
Net purchases of FHLB Stock	(600)	(2,036)
Net increase in loans	(19,351)	(28,189)
Purchases of bank premises and equipment	(493)	(235)
Net increase of other real estate owned	(16)	—
Proceeds from sale of other real estate owned	51	51
Net cash used in investing activities	(17,550)	(37,241)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	(629)	(18,931)
Net increase in time deposits	11,941	18,537
Decrease in mortgagors' escrow accounts	(1,043)	(1,414)
Net increase in short-term debt	2,861	43,683
Net increase (decrease) in long-term debt	10,479	(3,436)
Proceeds of stock subscriptions	—	9,814
Return of unfulfilled stock subscriptions	—	(41,083)
Offering expenses	—	(1,887)
Loan to ESOP	—	(4,364)
Return of capital to Rhinebeck Bancorp, MHC	—	(121)
Net cash provided by financing activities	23,609	798
Net increase (decrease) in cash and due from banks	9,818	(35,151)
Cash and Due from Banks
Beginning balance	11,978	50,590
Ending balance	$21,796	$15,439
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$2,445	$1,758
Income taxes	$3	$6

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of March 31, 2020, the significant accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10‑K for the year ended December 31, 2019.

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

COVID-19

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0.00% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak will likely adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which created FASB Accounting Standards Codification (“ASC”) Topic 842 (“ASC 842”) and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 related to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. The Company adopted the provisions of ASC 842 effective January 1, 2020 utilizing the optional transition method and did not restate comparative periods. The Company elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. Upon adoption, the Company recorded an increase in other assets and an increase in other liabilities of approximately $6.7 million, respectively. See Note 10 of the footnotes to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016‑13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits; although early adoption is permitted in 2019. While the Company is

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

currently assessing the effect of ASU No. 2016‑13 and has engaged with a software vendor to assist in its efforts; it is unlikely that the Company will early adopt this ASU.

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

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$102,887	$2,819	$(7)	$105,699
U.S. government agency securities	5,021	176	—	5,197
Municipal securities(1)	1,383	17	(25)	1,375
Corporate bonds	2,250	34	(15)	2,269
Other	540	54	—	594
Total	$112,081	$3,100	$(47)	$115,134

	December 31, 2019
U.S. government agency mortgage-backed securities–residential	$98,842	$464	$(828)	$98,478
U.S. government agency securities	12,049	53	(26)	12,076
Municipal securities(1)	1,384	17	(5)	1,396
Corporate bonds	2,250	25	(2)	2,273
Other	555	54	—	609
Total	$115,080	$613	$(861)	$114,832

1The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$—	$—	$1,009	$(7)	$1,009	$(7)
Municipal Securities	471	(25)	—	—	471	(25)
Corporate Bonds	985	(15)	—	—	985	(15)
Total	$1,456	$(40)	$1,009	$(7)	$2,465	$(47)

	December 31, 2019
U.S. government agency mortgage-backed securities-residential	$35,612	$(302)	$27,252	$(526)	$62,864	$(828)
U.S. government agency securities	—	—	7,001	(26)	7,001	(26)
Municipal Securities	490	(5)	—	—	490	(5)
Corporate Bonds	749	(2)	—	—	749	(2)
Total	$36,851	$(309)	$34,253	$(552)	$71,104	$(861)

At March 31, 2020, the Company had 11 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $47, with an aggregate depreciation of 1.91%, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, therefore, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2020.

The amortized cost and fair value of available for sale debt securities at March 31, 2020 and December 31, 2019, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$175	$175	$175	$175
After 1 but within 5 years	—	—	7,027	7,001
After 5 but within 10 years	7,804	8,016	7,806	7,899
After 10 years	675	650	675	670
Total Maturities	8,654	8,841	15,683	15,745

Mortgage-backed securities	102,887	105,699	98,842	98,478
Other	540	594	555	609
Total	$112,081	$115,134	$115,080	$114,832

At March 31, 2020 and December 31, 2019, available for sale securities with a carrying value of $23,116 and $23,782, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2020 and December 31, 2019, $725 and $726 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2020, there was $6,996 in proceeds from the sales of available for sale securities with $29 in gross losses realized.

3.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2020	2019
Commercial real estate loans:
Construction	$8,801	$20,354
Non-residential	242,078	228,157
Multi-family	30,334	20,129
Residential real estate loans	43,629	43,726
Commercial and industrial loans	90,242	90,554
Consumer loans:
Indirect automobile	367,293	360,569
Home equity	15,165	16,276
Other consumer	9,410	9,752
Total gross loans	806,952	789,517
Net deferred loan costs	10,029	9,908
Allowance for loan losses	(6,620)	(5,954)
Total net loans	$810,361	$793,471

At March 31, 2020 and December 31, 2019, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $1,169 and $2,684, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	March 31, 2020
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$8,801	$—	$—	$8,801
Non-residential	233,549	4,223	4,306	242,078
Multifamily	29,965	—	369	30,334
Residential real estate	41,296	—	2,333	43,629
Commercial and industrial	88,840	555	847	90,242
Consumer:
Indirect automobile	366,685	—	608	367,293
Home equity	14,740	—	425	15,165
Other consumer	9,410	—	—	9,410
Total	$793,286	$4,778	$8,888	$806,952

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,354	$—	$—	$20,354
Non-residential	219,485	4,285	4,387	228,157
Multifamily	19,744	—	385	20,129
Residential real estate	41,385	—	2,341	43,726
Commercial and industrial	88,874	597	1,083	90,554
Consumer:
Indirect automobile	359,616	—	953	360,569
Home equity	15,861	—	415	16,276
Other consumer	9,741	—	11	9,752
Total	$775,060	$4,882	$9,575	$789,517

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$8,801	$—	$—	$—	$8,801	$—
Non-residential	234,528	3,554	—	3,996	242,078	3,996
Multifamily	29,965	—	—	369	30,334	369
Residential real estate	40,346	2,226	264	793	43,629	2,333
Commercial and industrial	89,458	508	1	275	90,242	504
Consumer:
Indirect automobile	359,289	6,712	699	593	367,293	608
Home equity	14,695	69	74	327	15,165	425
Other consumer	9,228	128	54	—	9,410	—
Total	$786,310	$13,197	$1,092	$6,353	$806,952	$8,235

	December 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,354	$—	$—	$—	$20,354	$—
Non-residential	222,953	409	884	3,911	228,157	3,911
Multifamily	19,744	—	—	385	20,129	385
Residential real estate	42,403	427	116	780	43,726	2,341
Commercial and industrial	89,401	288	198	667	90,554	905
Consumer:
Indirect automobile	351,840	6,494	1,294	941	360,569	953
Home equity	15,726	142	91	317	16,276	415
Other consumer	9,492	201	48	11	9,752	11
Total	$771,913	$7,961	$2,631	$7,012	$789,517	$8,921

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	March 31, 2020
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$3,996	$5,882	$—	$3,953
Multifamily	369	400	—	377
Residential real estate	2,333	2,929	—	2,337
Commercial and industrial	503	679	—	704
Consumer:
Indirect automobile	343	389	—	475
Home equity	425	455	—	420
Other consumer	—	—	—	6
Total	$7,969	$10,734	$—	$8,272
With an allowance recorded:
Commercial and industrial	$1	$49	$1	$1
Consumer:
Indirect automobile	265	267	78	305
Total	$266	$316	$79	$306
Total:
Commercial real estate:
Non-residential	$3,996	$5,882	$—	$3,953
Multifamily	369	400	—	377
Residential real estate	2,333	2,929	—	2,337
Commercial and industrial	504	728	1	705
Consumer:
Indirect automobile	608	656	78	780
Home equity	425	455	—	420
Other consumer	—	—	—	6
Total	$8,235	$11,050	$79	$8,578

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2019
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	3,911	$5,733	$—	$3,209
Multifamily	385	409	—	192
Residential real estate	2,341	2,850	—	2,313
Commercial and industrial	905	1,109	—	601
Consumer:
Indirect automobile	607	740	—	441
Home equity	415	467	—	307
Other consumer	11	11	—	10
Total	$8,575	$11,319	$—	$7,073
With an allowance recorded:
Consumer:
Indirect automobile	346	$376	$107	$262
Total	$346	$376	$107	$262
Total:
Commercial real estate:
Non-residential	3,911	$5,733	$—	$3,209
Multifamily	385	409	—	192
Residential real estate	2,341	2,850	—	2,313
Commercial and industrial	905	1,109	—	601
Consumer:
Indirect automobile	953	1,116	107	703
Home equity	415	467	—	307
Other consumer	11	11	—	10
Total	$8,921	$11,695	$107	$7,335

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates. The Company does not generally recognize interest income on a loan in an impaired status. At March 31, 2020 and December 31, 2019, the same three loans totaling $1,638 and $1,659, respectively, included in impaired loans, were identified as TDRs. There were no new TDRs in 2019 or the first three months of 2020. At March 31, 2020 and December 31, 2019, all TDR loans were performing in accordance with their restructured terms. At March 31, 2020 and December 31, 2019, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $276,749 and $270,730 as of March 31, 2020 and December 31, 2019, respectively.

The balance of capitalized servicing rights, included in other assets at March 31, 2020 and December 31, 2019, were $2,254 and $2,226, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended March 31, 2020 and the year ended December 31, 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals
	Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	144	—	31	1,012	13	1,200
Loans charged-off	—	—	(38)	(711)	(15)	(764)
Recoveries	—	—	5	220	5	230
Ending balance	$2,153	$99	$601	$3,638	$129	$6,620
Ending balance:
Individually evaluated for impairment	$—	$—	$1	$78	$—	$79
Collectively evaluated for impairment	$2,153	$99	$600	$3,560	$129	$6,541
Loan receivables:
Ending balance	$281,213	$43,629	$90,242	$367,293	$24,575	$806,952
Ending balance:
Individually evaluated for impairment	$4,365	$2,333	$504	$608	$425	$8,235
Collectively evaluated for impairment	$276,848	$41,296	$89,738	$366,685	$24,150	$798,717

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	79	(35)	37	703	(4)	780
Loans charged-off	—	—	(5)	(495)	(6)	(506)
Recoveries	—	1	1	257	4	263
Ending balance	$1,159	$286	$1,575	$3,380	$783	$7,183

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals
	Year ended December 31, 2019
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$—	$107
Loans not deemed impaired	$2,009	$99	$603	$3,010	$126	$5,847
Loan receivables:
Ending balance	$268,640	$43,726	$90,554	$360,569	$26,028	$789,517
Ending balance:
Loans deemed impaired	$4,296	$2,341	$905	$953	$426	$8,921
Loans not deemed impaired	$264,344	$41,385	$89,649	$359,616	$25,602	$780,596

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,	December 31,
	2020	2019
Land	$3,690	$3,690
Buildings and improvements	25,371	25,371
Furniture, fixtures and equipment	12,353	12,090
Construction in process	498	267
Total	41,912	41,418
Less accumulated depreciation	(23,408)	(23,080)
Net	$18,504	$18,338

5.    Goodwill

The changes in the carrying value of goodwill are as follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
RAM	2020	2019
Beginning balance	$1,410	$1,410

Ending balance	$1,410	$1,410

Accumulated impairment	$1,116	$1,116

The Company tested the goodwill recorded for RAM and determined that no write-down was required for the first three months of 2020 or the year 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
RAM	2020	2019
Beginning balance	$241	$284
Amortization	(11)	(43)

Ending balance	$230	$241
Accumulated amortization and impairment	$695	$706

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $11 of amortization expense related to its intangible assets for the three month periods ended March 31, 2020 and 2019.

At March 31, 2020, based upon the amount of future commission revenue available from the then existing RAM customer premiums on hand, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of March 31, 2020, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2020	$31
2021	42
2022	42
2023	42
2024	42
Thereafter	31
Total	$230

7.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2020	2019
Noninterest bearing demand deposits	$174,958	$179,236
Interest bearing accounts:
NOW	97,979	95,572
Savings	127,578	121,139
Money market	153,550	158,747
Time certificates of deposit	230,590	218,649
Total interest bearing accounts	609,697	594,107
Total deposits	$784,655	$773,343

Included in time certificates of deposit at March 31, 2020 and December 31, 2019 were reciprocal deposits totaling $27,005 and $21,270, respectively, with original maturities of one to three years. Time certificates of deposit in

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

denominations of $250 or greater were $45,808 and $44,605 as of March 31, 2020 and December 31, 2019, respectively.

Contractual maturities of time certificates of deposit at March 31, 2020 are summarized below:

March 31,
2020
Within 1 year	$197,309
1 – 2 years	17,222
2 – 3 years	4,266
3 – 4 years	3,928
4 – 5 years	7,865
Total	$230,590

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2020 and December 31, 2019, the Bank had access to a preapproved secured line of credit with the FHLB of $503,527 and $486,906, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2020 and December 31, 2019, the Bank had pledged assets of $186,202 and $168,230, respectively. At March 31, 2020, the Bank also had structured borrowings in the amount of $79,645. The outstanding principal amounts and the related terms and rates at March 31, 2020 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
1 month bullet	$15,000	April 13, 2020	0.91%	$15,000	$—
1 year bullet	10,000	February 1, 2021	0.80%	10,000	—
2 year amortizing	640	May 15, 2020	2.78%	640	—
2 year amortizing	853	June 8, 2020	2.76%	853	—
2 year amortizing	6,309	May 17, 2021	2.53%	5,031	1,277
2 year bullet	10,000	May 17, 2021	2.46%	—	10,000
3 year amortizing	4,273	May 17, 2021	2.92%	3,406	867
3 year amortizing	7,570	May 16, 2022	2.49%	3,312	4,259
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
3 year amortizing	15,000	February 28, 2023	1.32%	4,934	10,066
Total	$79,645	Weighted Average Rate	2.55%	$43,176	$36,469

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2020 or December 31, 2019.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00%  (3.45% at March 31, 2020 and 3.91% at December 31, 2019) mature on May 23, 2035.

Other Borrowings

On December 31, 2018, there was an outstanding advance on an unsecured credit line with Atlantic Community Bankers Bank of $5,000 to Rhinebeck Bancorp, MHC which was paid in full on January 16, 2019 at the close of the Company’s offering.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2020 or December 31, 2019.

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which, the Board of Directors of the Bank voted to freeze the its defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Three months	Year ended
	ended March 31,	December 31,
	2020	2019
Projected and accumulated benefit obligation	$(19,557)	$(20,953)
Plan assets at fair value	19,609	20,628
Funded status included in accrued expenses and other liabilities	$52	$(325)

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019
Interest cost	$167	$185
Expected return on plan assets	(264)	235
Amortization of unrecognized loss	71	90
Net periodic cost (benefit)	$(26)	$510

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

As of March 31, 2020 the investment funds included seven equity funds and four fixed income funds, comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first three months of 2020 or 2019.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$14,315	$—	$—	$14,315
Equity	5,294	—	—	5,294
Total assets at fair value	$19,609	$—	$—	$19,609

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,372	$—	$—	$15,372
Equity	5,256	—	—	5,256
Total assets at fair value	$20,628	$—	$—	$20,628

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding. Pooled separate accounts were previously classified within level 2 of the valuation hierarchy, however, new guidance interpretation has prompted us to reclassify our input level to level 1 as the net asset value has a readily determinable fair value in a manner that is similar to that of a mutual fund.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $246 and $225 for the three months ended March 31, 2020 and 2019, respectively.

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”) covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2020 and December 31, 2019, total amounts due of $1,795 and $2,086, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $10 and $32 for the three months ended March 31, 2020 and 2019, respectively, which were included in other noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2020 and December 31, 2019, $1,181 and $1,163, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $149 and $137 for the three months ended March 31, 2020 and 2019, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,344 and $1,330, respectively, at March 31, 2020 and December 31, 2019. The Company recognized expenses of $14 and $13 for the three-month periods ended March 31, 2020 and March 31, 2019, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,129 and $2,123, respectively, at March 31, 2020 and December 31, 2019. The Company recognized expenses of $22 and $24 for the three months ended March 31, 2020 and 2019, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% at January 1, 2020). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2020 was $4,239. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

March 31, 2020
Allocated	21,821
Committed to be allocated	5,454
Unallocated	409,150
Total shares	436,425

The fair value of unallocated shares was $2,619 at March 31, 2020.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2020 and 2019 was $55 and $64, respectively.

10.  Leases

As of March 31, 2020, the Company leases real estate for seven branch offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Statements of  Financial Condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2020 to 2035, some of which include lessee options to extend the lease term. If  the Company considers

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 13.3 years as of March 31, 2020. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.62% in determining the lease liability as of March 31, 2020.

For the three months ended March 31, 2020, total operating lease costs were $155 and is included in occupancy expense. Deferred rent liability was $204,000 at March 31, 2020 and $213,000 at December 31, 2019. The right-of-use asset, included in other assets, was $6.6 million and the corresponding lease liability, included in accrued expenses and other liabilities was $6.6 million as of March 31, 2020, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

Years ending December 31:
2020	$476
2021	637
2022	593
2023	570
2024	566
Thereafter	5,086
Total future minimum lease payments	7,928
Amounts representing interest	(1,290)
Present Value of Net Future Minimum Lease Payments	$6,638

11.  Commitments and Contingencies

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2020	2019
Commitments to extend credit summarized as follows:
Future loan commitments	$8,460	$9,881
Undisbursed construction loans	8,824	10,202
Undisbursed home equity lines of credit	10,307	10,277
Undisbursed commercial and other line of credit	57,144	59,234
Standby letters of credit	5,297	5,290
Total	$90,032	$94,884

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

Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are eligible to opt into a “Community Bank Leverage Ratio” framework.  The

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.  More recently, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.  The Bank has not elected to use the community bank leverage ratio framework.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	March 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$111,801	12.80%	$69,892	8.00%	$87,365	10.00%
Tier 1 capital (to risk-weighted assets)	105,181	12.04%	52,419	6.00%	69,892	8.00%
Common equity tier one capital (to risk weighted assets)	105,181	12.04%	39,314	4.50%	56,787	6.50%
Tier 1 capital (to average assets)	105,181	10.68%	39,391	4.00%	49,238	5.00%

	December 31, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$109,799	12.83%	$68,481	8.00%	$85,602	10.00%
Tier 1 capital (to risk-weighted assets)	103,845	12.13%	51,361	6.00%	68,481	8.00%
Common equity tier one capital (to risk weighted assets)	103,845	12.13%	38,521	4.50%	55,641	6.50%
Tier 1 capital (to average assets)	103,845	10.84%	38,325	4.00%	47,907	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	March 31, 2020
U.S. government agency mortgage-backed securities-residential	$105,699	$—	$105,699	$—
U.S. government agency securities	5,197	—	5,197	—
Municipal securities	1,375	—	1,195	180
Corporate Bonds	2,269	—	2,269	—
Other	594	—	594	—
Total	$115,134	$—	$114,954	$180

	December 31, 2019
U.S. government agency mortgage-backed securities – residential	$98,478	$—	$98,478	$—
U.S. government agency securities	12,076	—	12,076	—
Municipal securities	1,396	—	1,216	180
Corporate Bonds	2,273	—	2,273	—
Other	609	—	609	—
Total	$114,832	$—	$114,652	$180

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	March 31, 2020
Impaired loans, with specific reserves	$187	$—	$—	$187
Other real estate owned	1,382	—	—	1,382
Total	$1,569	$—	$—	$1,569

	December 31, 2019
Impaired loans	$239	$—	$—	$239
Other real estate owned	1,417	—	—	1,417
Total	$1,656	$—	$—	$1,656

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)
	March 31, 2020

Impaired loans	$187	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,382	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2019
Impaired loans	$239	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,417	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.

(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.

(3)Estimated costs to sell.

The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2020 and 2019 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	March 31,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$21,796	$21,796	$11,978	$11,978
Available for sale securities (Level 2)	115,134	115,134	114,832	114,832
FHLB stock (Level 2)	4,035	4,035	3,435	3,435
Loans, net (Level 3)	810,361	823,737	793,471	796,262
Accrued interest receivable (Level 2)	3,102	3,102	2,903	2,903
Mortgage servicing rights (Level 3)	2,254	3,492	2,226	4,137
Financial Liabilities:
Deposits (Level 2)	784,655	792,055	773,343	762,272
Mortgagors escrow accounts (Level 2)	7,063	7,068	8,106	8,107
FHLB advances (Level 2)	79,645	80,726	66,304	66,724
Subordinated debt and other borrowings (Level 2)	5,155	5,155	5,155	5,155

14.  Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

•Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.

•The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

•The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed; at this time the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.

•Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B‑1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

15.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive gain before reclassifications	222	2,584	2,806
Amounts reclassified from accumulated other comprehensive loss	56	23	79
Period change	278	2,607	2,885
Balance at March 31, 2020	$(3,631)	$2,412	$(1,219)

Balance at December 31, 2018	$(2,576)	$(4,436)	$(7,012)
Other comprehensive loss before reclassifications	(15)	1,041	1,026
Amounts reclassified from accumulated other comprehensive loss	70	—	70
Period change	55	1,041	1,096
Balance at March 31, 2019	$(2,521)	$(3,395)	$(5,916)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

16.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of March 31, 2020 or 2019.

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Net income applicable to common stock	$1,075	$911

Average number of common shares outstanding	11,133,290	11,133,290
Less: Average unallocated ESOP shares	411,877	433,698
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	10,721,413	10,699,592

Earnings per Common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10‑Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,”  "intend," “predict,” “forecast,” “improve,” “continue,” "will," "would," "should," "could," "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•general economic conditions, either nationally or in our market area, that are worse than expected;

•changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•demand for loans and deposits in our market area;

•our ability to continue to implement our business strategies;

•competition among depository and other financial institutions;

•inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

•adverse changes in the securities markets;

•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•our ability to manage interest rate risk, market risk, credit risk and operational risk;

•our ability to enter new markets successfully and capitalize on growth opportunities;

•the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;

•our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•changes in consumer spending, borrowing and savings habits;

•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•our ability to retain key employees;

•our compensation expense associated with equity allocated or awarded to our employees; and

•changes in the financial condition, results of operations or prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Additional factors that may affect our results are discussed in our Annual Report on Form 10‑K and this Quarterly Report on Form 10-Q under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of March 31, 2020, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10‑K for the year ended December 31, 2019.

Overview

At March 31, 2020, the Company continued to be in a strong financial and operational condition. The Company had a Tier 1 leverage ratio of 10.68% and a Tier 1 risk-based capital ratio of 12.04%. Our ratio of nonperforming loans to total loans was 1.02% and the ratio of nonperforming assets to total assets was 0.95%.

Impact of COVID-19

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. On that date, the Governor announced a statewide stay-at-home order, also known as the NYS on PAUSE Program, with a mandate that all non-essential workers work from home and only businesses declared as essential by the program are allowed to stay open. As a result, the state has experienced an increase in unemployment levels from an average of 3.7% in December of 2019 to an average of 4.4% in March, with levels expected to increase dramatically as time passes and until the program is halted.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

•On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF’), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio.

Pandemic Operational Preparations & Status.

In response to the state of emergency, the Bank has implemented several temporary operational changes to serve customers and protect its employees during the COVID-19 crisis. Lobby services have been suspended, while drive-thru, mobile and online banking have become the Bank’s primary channels of serving customers. Furthermore, various measures have been taken to enhance social distancing and we have also enhanced our cleaning and sanitizing procedures at all office, drive-thru locations and ATM terminals. Additionally, over half of our staff have been assigned to work from home when possible, while other employees are on a staggered or reduced hour schedule. We continue to monitor the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

We currently expect that the COVID-19 pandemic and the specific developments referred to above could have a significant negative impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Loan Composition & Activity.

The following table provides information with respect to our commercial and industrial and commercial real estate loans by type at March 31, 2020 (dollars in thousands).

	March 31, 2020
	Number of Loans	Balance	Percent
	(unaudited)
Commercial loans:
Accommodation and Food Services	68	$13,048	3.51%
Administrative and Support and Waste Management and Remediation Services	78	2,547	0.69%
Agriculture, Forestry, Fishing and Hunting	15	4,394	1.18%
Arts, Entertainment and Recreation	26	6,146	1.65%
Construction	170	12,416	3.34%
Educational Services	7	2,180	0.59%
Finance and Insurance	14	1,439	0.39%
Health Care and Social Assistance	82	8,974	2.42%
Information	11	1,378	0.37%
Loans to Individuals	359	73,911	19.90%
Management of Companies and Enterprises	1	1,678	0.45%
Manufacturing	72	12,896	3.47%
Mining	3	244	0.07%
Other Services	80	8,424	2.27%
Professional, Scientific and Technical Services	43	2,598	0.70%
Real Estate and Rental and Leasing	434	199,934	53.82%
Retail Trade	56	8,859	2.38%
Transportation and Warehousing	41	2,711	0.73%
Wholesale Trade	22	7,677	2.07%
Total loans	1,582	$371,455	100.00%

U.S. Small Business Administration Paycheck Protection Program.

As part of the CARES Act enacted on March 27, 2020, the PPP Loan Program allocated first $350 billion, and just recently an additional $310 billion, in funds to assist small businesses. Rhinebeck Bank, as a qualified SBA lender, is an authorized participant in this program.

To meet customer demand, a bank-wide team was formed to provide communications to our customer base, establish procedures and documentation to accept loan applications under the PPP program, evaluate potential automated system solutions to process the loan applications, allocate resources to underwrite the loans, submit applications to the SBA for approval, develop new documents for the loans, and close, fund, and book the loans.

As of April 28, 2020, we had received 578 applications for approximately $83.8 million of loans under the PPP. We received SBA approval for 566 applications totaling $83.3 million. By that date we had funded 331 loans for $70.1 million, none of which were funded at March 31, 2020. To fund this additional loan demand, the Bank became a participant in the Federal Reserve’s Paycheck Protection Program Lending Facility which allows us to present these loans as collateral for 100% principal funding at the Federal Reserve’s discount window. The term of these loans will mirror the actual maturity of the underlying collateral and will have a fixed interest rate of 0.35%.  To date we have received $57.1 million in such funding and have submitted for an additional $8.7 million.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.  In addition, OCC Bulletin 2020-35 provides more limited circumstances in which a loan modification is not subject to classification as a TDR.

As of April 24, 2020, the Bank had received 1,868 deferral requests from 1,565 customers. Of these, 139 are investor mortgages with $25.2 million in outstanding balances. The remaining 1,729 accounts have total principal of $85.8 million and a weighted average rate of 5.6%. Although the actual amount of payments deferred is not known until the deferral application is completed by collections staff,  approximately $3.1 million of payments have been deferred as of April 24, 2020.

Details with respect to the deferral requests as of April 24, 2020 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate
	(unaudited)
Commercial real estate loans:
Non-residential	35	$36,110	4.5%
Residential real estate loans	14	3,934	4.5%
Commercial and industrial loans	153	15,236	5.2%
Consumer loans:
Indirect automobile	1,438	28,894	7.4%
Home equity	7	417	3.5%
Other consumer	82	1,244	6.6%
Total loans	1,729	$85,835	5.6%

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets were $1.01 billion at March 31, 2020, representing an increase of $33.3 million, or 3.4%, compared to $973.9 million at December 31, 2019. The increase was primarily related to an increase in loans, cash and the establishment of the right-of-use lease asset of $6.6 million included in other assets.

Cash and Due from Banks. Cash and due from banks increased $9.8 million, or 82.0%, to $21.8 million at March 31, 2020 from $12.0 million at December 31, 2019 primarily due to an increase in funds from the Federal Reserve Bank of New York.

Investment Securities Available for Sale. Investment securities available for sale increased $302,000, or 0.3%, to $115.1 million at March 31, 2020 from $114.8 million at December 31, 2019. This increase was primarily due to purchases of mortgage backed securities of $10.1 million and  an unrealized gain of $3.1 million, offset by principal pay-downs of $6.0 million and sales and calls of $7.0 million.

Net Loans. Total net loans receivable were $810.4 million at March 31, 2020, an increase of $16.9 million, or 2.1%, as compared to $793.5 million at December 31, 2019. The net increase in commercial real estate loans totaled $12.6 million, or 4.7%, as compared to December 31, 2019.  Our net indirect auto loans increased $6.9 million or 1.9% over the first three months of 2020. During the same period our allowance for loan losses increased $666,000, or 11.2%, to reflect the growth in our portfolio and the significant negative impact of the change in the qualitative factors due to the COVID-19 pandemic.

Non-accrual loans decreased $686,000, or 7.7%, to $8.2 million between year end and March 31, 2020. During the same timeframe non-performing assets decreased $721,000 or 7.0%.

Total Liabilities. Total liabilities increased $29.3 million, or 3.4%, to $893.4 million at March 31, 2020, primarily due to an increase of $13.3 million in Federal Home Loan Bank advances, an $11.3 million increase in deposits and the establishment of the lease liability included in accrued expenses and other liabilities of $6.6 million.

Deposits. Deposits increased 1.5%, or $11.3 million, to $784.7 million at March 31, 2020. Interest bearing accounts grew 2.6%, or $15.6 million, to $609.7 million while non-interest bearing balances decreased 2.4% or $4.3 million finishing the first quarter at $175.0 million.

Borrowed Funds. Advances from the Federal Home Loan Bank increased $13.3 million from $66.3 million at December 31, 2019 to $79.6 million at March 31, 2020, in order to support asset growth.

Stockholders’ Equity. Stockholders’ equity increased $4.0 million to $113.9 million, primarily due to net income of $1.1 million and a decrease in the total accumulated other comprehensive loss of $2.9 million. At March 31, 2020, the Company’s book value per share was $10.23. At March 31, 2020, the Company’s ratio of stockholders’ equity-to-total assets was 11.3%.  Unallocated common stock held by the Bank’s employee stock ownership plan was $4.1 million at March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

Net Income. Net income for the three months ended March 31, 2020 increased $164,000, or 18.0%, to $1.1 million, or $0.10 per basic and diluted share, compared to net income of $911,000, or $0.09 per basic and diluted share, for the three months ended March 31, 2019. Interest and dividend income increased $1.4 million, or 14.8%, interest expense increased $631,000, or 35.3%, the provision for loan losses increased $420,000, or 53.8%, noninterest income increased $296,000, or 23.4%, while other expenses and taxes increased $463,000, or 6.5%, between comparable quarters.

Net Interest Income. Net interest income increased $751,000 or 9.9%, to $8.3 million for the three months ended March 31, 2020 compared to the quarter ended March 31, 2019. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 2.6% to 135.85% while our net interest margin declined by 17 basis points to 3.62% when comparing the first quarter of 2020 to the same period in 2019.

Interest Income. Interest income increased $1.4 million, or 14.8%, to $10.7 million for the three months ended March 31, 2020 from $9.4 million for the comparable 2019 period. The average balances of interest-earning assets increased by $115.8 million, or 14.3%, to $924.8 million while the average yield decreased by 2 basis points to 4.67%. The interest income increase was mostly driven by continued origination of a greater volume of higher-yielding indirect automobile loans and commercial loans.

Interest Expense. Interest expense increased $631,000 or 35.3%, to $2.4 million for the three months ended March 31, 2020 over the comparable 2019 period. The average balance of total interest-bearing liabilities increased by $100.6 million, or 17.4%, to $680.7 million while interest rates on those balances increased 18 basis points to an average of 1.43% when comparing the quarters ended March 31, 2020 and 2019.

Provision for Loan Losses. We recorded $1.2 million in provision for loan losses for the three-month period ended March 31, 2020, as compared to $780,000 for the comparable three month period of 2019. The increase in the provision was mainly attributable to the significant change in the economic environment from the COVID-19 pandemic and the resultant risk the pandemic poses for the Bank’s borrowers, which may lead to credit quality deterioration. Net charge-offs for the quarter ended March 31, 2020 totaled $535,000 compared to $243,000 for the respective period in 2019. The increase was mainly due to higher charge-offs in our indirect automobile book which, itself, grew by $50.4 million, or 15.9%, in loan balances from March 31, 2019 to March 31, 2020 and which was further impacted by the maturing nature of loss development within our relatively new Albany portfolio.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended March 31, 2020;  an increase of $296,000, or 23.4%, compared to $1.3 million for the three months ended March 31, 2019.  Gain on the sale of loans increased $299,000, or 180.1% while investment advisory income increased $99,000.  These increases were offset by a $46,000 decrease in service charges on deposit accounts and a $29,000 loss on the sale of securities.

Non-Interest Expense. For the three months ended March 31, 2020, non-interest expenses increased $381,000 to $7.3 million, as compared to $6.9 million for the comparable 2019 period. Salaries and employee benefits increased $264,000, or 6.8%, attributable to annual salary merit increases, production incentives, employee benefit increases and additions to staff.  Data processing fees increased $47,000, or 15.3%, mostly due to general increases in overall processing volumes and the additions of new technologies. Professional fees were up by $56,000, or 21.1%.  FDIC and other insurance expenses also increased $27,000 or 19.1%. These increases were offset by a  reduction of occupancy expenses of  $45,000, or 5.0%, marketing expense decreases of $12,000 and other real estate owned expense reductions of $22,000.

Income Taxes. Income taxes increased by $82,000 for the three months ended March 31, 2020 as compared to the comparable period in 2019 as our income before income taxes increased. Our effective tax rate for the three months ended March 31, 2020 was 22.2% compared to 19.8% for the three months ended March 31, 2019.

Average Balance Sheets for the Three Months Ended March 31, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2020			2019
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(unaudited)
Assets:
Interest bearing depository accounts	$4,340	$11	0.93%	$6,055	$35	2.34%
Loans(1)	803,137	10,046	5.03%	695,790	8,715	5.08%
Available for sale securities	117,295	683	2.34%	107,167	608	2.30%
Total interest-earning assets	924,772	10,740	4.67%	809,012	9,358	4.69%
Non-interest-earning assets	58,843			52,547
Total assets	$983,615			$861,559
Liabilities and equity:
NOW accounts	$98,488	$58	0.24%	$94,106	$73	0.31%
Money market accounts	155,204	496	1.29%	133,445	415	1.26%
Savings accounts	124,244	80	0.26%	121,734	106	0.35%
Certificates of deposit	226,003	1,364	2.43%	163,810	770	1.91%
Total interest-bearing deposits	603,939	1,998	1.33%	513,095	1,364	1.08%
Escrow accounts	6,647	19	1.15%	6,352	18	1.15%
Federal Home Loan Bank advances	64,986	352	2.18%	54,621	355	2.64%
Subordinated debt	5,155	50	3.90%	6,016	51	3.44%
Other interest-bearing liabilities	76,788	421	2.21%	66,989	424	2.57%
Total interest-bearing liabilities	680,727	2,419	1.43%	580,084	1,788	1.25%
Non-interest-bearing deposits	175,857			163,766
Other non-interest-bearing liabilities	14,814			23,605
Total liabilities	871,398			767,455
Total stockholders’ equity	112,217			94,104
Total liabilities and stockholders’ equity	$983,615			$861,559
Net interest income		$8,321			$7,570
Interest rate spread			3.24%			3.44%
Net interest margin(2)			3.62%			3.79%
Average interest-earning assets to average interest-bearing liabilities			135.85%			139.46%

(1)Non-accruing loans are included in the outstanding loan balance.

(2)Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Three Months Ended March 31, 2020
	Compared to Three Months Ended
	March 31, 2019
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(unaudited)
Interest income:
Interest bearing depository accounts	$(7)	$(17)	$(24)
Loans receivable	1,419	(88)	1,331
Marketable securities	63	12	75
Total interest-earning assets	1,475	(93)	1,382
Interest expense:
Deposits	424	211	635
Escrow accounts	1	—	1
Federal Home Loan Bank advances	(35)	32	(3)
Subordinated debt	(17)	15	(2)
Total interest-bearing liabilities	373	258	631
Net increase in net interest income	$1,102	$(351)	$751

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

Net Economic Value Simulation. We analyze our sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then forecast what the EVE might be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under scenarios where interest rates increase 100,

200, 300 and 400 basis points from current market rates and where interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at March 31, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
	(unaudited)
400	$72,776	$(35,850)	(33.0)%	7.90%	(25.8)%
300	78,706	(29,920)	(27.5)%	8.36%	(21.5)%
200	87,857	(20,769)	(19.1)%	9.10%	(14.6)%
100	99,737	(8,889)	(8.2)%	10.04%	(5.7)%
0	108,626	—	—%	10.65%	—%
(100)	$107,805	$(821)	(0.8)%	10.34%	(2.9)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2020, $21.8 million of our assets were held in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $175,000 at March 31, 2020. As of March 31, 2020, we had $79.6 million of structured borrowings outstanding from the FHLB, of which $43.2 million is due within the next 12 months. We have access to FHLB advances of up to $503.5 million.

At March 31, 2020, we had $90.0 million in loan commitments outstanding, which included $8.8 million in undisbursed construction loans, $10.3 million in unused home equity lines of credit, $57.1 million in commercial lines of credit, $8.5 million in future loan commitments and $5.3 million in standby letters of credit. Certificates of deposit due within one year of March 31, 2020 totaled $197.3 million, or 85.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $3.8 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $17.6 million and $37.2 million in the three months ended March 31, 2020 and 2019, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $19.4 million and $28.2 million in the three months ended March 31, 2020 and 2019, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $23.6 million and $798,000 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, deposit and borrowing cash flows were primarily offset by the return of unfulfilled offering subscriptions of $41.1 million.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2020, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

 On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, COVID-19,  a pandemic. The state of the pandemic has been evolving and its impact, both directly and indirectly, has been and will be negatively impacting our business. Currently, the specifics are mostly speculative, very unpredictable, and depend upon many factors outside of the institution’s control. Examples are the nature and duration of the pandemic (including the possibility of additional waves of outbreaks), the nature and scope of any resulting economic downturn, customer response and actions that the governmental authorities may take in response. A list of additional risks that we might encounter include:

•

Charged-Off Accounts. The biggest risk the Bank faces due to the pandemic is the possibility it will face an unprecedented number and total amount of charge-offs as a result of the general overall economic disruption that has occurred and will occur over time. The amount of loss being faced by the Bank is anticipated to be material, but the extent is unknowable at present. There are no past events of this magnitude that give rise to a suitable or reasonable method of comparable forecasting. The future outcome of this primary risk is unpredictable.

•Adverse Economic Conditions. Reduction in demand for our products, decreases in market values of loans and securities, impairment of intangible assets, decreases in interest and other income, and increases in customer delinquencies and defaults.

•Loan and Credit Losses. The mandated closure of non-essential businesses and the resulting wave of unemployed individuals may exist for an indeterminate period into the future and the recovery may be delayed by the practicalities of restarting the economy. The direct impact of this may be a significant change in the quality of our loan portfolios. It is expected that the small and mid-size businesses that make up most of our commercial market presence, which rely on a steady continuing cash flow to support operations, may be particularly hard hit by closure and inability to quickly restart operations.  Furthermore, we may be hampered by governmental regulation or executive orders that restrict or limit our ability to take certain actions that we would otherwise take, in the ordinary course – such as following standard collection and foreclosure procedures. New York State has already required state-chartered banks to suspend foreclosures and payments on residential mortgages for a 90-day period for borrowers experiencing financial hardship due to COVID-19. The federal government has taken similar action under Title IV of the CARES Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended for another 180 days) due to difficulties related to the virus.  We have also voluntarily taken similar actions on a customer by customer basis.

•Indirect Automobile Lending. The essential shut down of the business of selling automobiles and the potential negative impact of the pandemic on consumers’ ongoing financial health may reduce our interest income and increase losses through diminished loan production, increased rates of default and the diminishment of collateral values.  While, presently, the significantly reduced demand for funding new automobile loans has helped us meet the temporary increased demands required to meet the funding needs of the new SBA lending programs, long-

term, an extended disruption to this line of business and significantly increased loan defaults may be detrimental to our overall growth plans and profits as a result of disarray in this strategically important line of business.

•Real Estate Market and Real Estate Lending. We face the risk that as a result of the impact of the pandemic our commercial and residential real estate markets may face reduced lending rates (which have reached an all-time low during the first quarter), decreasing property values, reducing demand for properties, and increasing vacancies if businesses fail or close locations.

•Cybersecurity. Almost directly as a result of allowing remote access to primary banking systems the Bank faces significantly increased cybersecurity risks. With the large number of employees working from home, the expanded number of access points creates additional opportunities for cyber criminals to exploit vulnerabilities. Employees may be more susceptible to phishing, social engineering attempts, or other ploys and efforts from those wishing to gain unauthorized access to our data. We have increased our efforts to monitor and control our remote operating environment and have continued a regular regimen of reminders and training for remote users.

•Changes in Consumptive Behavior. Consumers and businesses may continue to demonstrate changed behavior even after (and perhaps, long after) the crisis has diminished. Both may decrease discretionary spending on a permanent or long-term basis. Due to supply chain interruptions and other factors, some businesses may take longer to recover. Those businesses relying on travel or social gathering might face significant barriers to a quick recovery. Consumers may be hesitant to return to full social interactions, become more comfortable with technology, and perhaps learn to devalue the need for the traditional face-to-face transactions which are generally deemed an asset to the community banking world.

•Reliance on Important Vendors. The Bank relies on vendors and other third parties to provide critical systems and services. Issues at these vendors and suppliers can have significant impact on the Bank’s ability to function properly and continue to meet the demand for its services. While we continually monitor the level of services we are receiving and stay in regular contact with key parties it is possible that either through the direct impact of the contagion or indirectly though things like mandated government shut downs among others, the Bank faces increased operating and other risks in this current and future environment.  While to date, the number of operating issues has been relatively small and mostly evolved from supply chain interruptions, we do face unpredictable challenges into the future.

•Changes to Interest Rates. In response to the pandemic, the Federal Reserve reduced the Federal Funds Rate to zero percent in March. The outlook for the rest of 2020 is uncertain and there is a possibility that the Federal Reserve may keep interest rates low or even use negative rates if economic conditions warrant. The Bank could be subject to significantly decreased interest income if such conditions persist for a significant length of time.

•Other Impacts on Financial Condition. A prolonged pandemic event might have a number of adverse impacts on our institution’s financial condition. Continuing decreases in our stock price and future cash flow projections reduced by deferrals, decreased earnings, or actual losses could have a negative impact on the valuation of goodwill, intangible assets, and long-lived and other assets. At March 31, 2020, management determined that there is no material risk that one or more of these items have been significantly impacted on an other-than-temporary basis and that no write downs were necessary.

•Negative Impact to Investment Management Business Lines. The Bank offers investment related services though its RAM division. Volatile market conditions caused by the pandemic could reduce the value of assets under management and/or cause clients to withdraw funds. Further, the impact of limited access to our branch staff, has reduced the ability to generate referrals that have been a source of new business for our investment arm. Extended or diminished face-to-face interactions with customers could reduce the growth potential of this line of business.

•Pension Plan Assets. A prolonged negative impact on the value of stocks and other asset classes will result in a significant reduction to pension plan asset values. This can impact us directly as we maintain a defined benefit pension plan and/or indirectly through the impact on our customers who maintain similar pension assets.

•Reputational Risks. Failure to meet customer demands for the SBA lending programs could create issues that negatively reflect on our community reputation. While we have focused a significant effort to meet demand for these loans: assigning most of our lending and operations staff, investing in technology, creating service procedures and processes, extending operating hours, and providing significant customer assistance; the external limitations of the programs (especially the level of funding) may leave many customers unable to gain the funding requested, which may result in negative publicity that might hurt us in the marketplace.

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

101.0

The following materials for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 14, 2020	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 14, 2020	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer