Form 10-Q
period 2020-06-30
Rhinebeck Bancorp, Inc.
filed 2020-08-13
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

or

◻   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES     ⌧    NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES     ⌧    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ◻    NO   ⌧

As of August 1, 2020, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, Inc. and Rhinebeck Bank at and for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2020.

PART 1 — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$74,574	$11,978
Available for sale securities (at fair value)	105,138	114,832
Loans receivable (net of allowance for loan losses of $8,572 and $5,954, respectively)	887,320	793,471
Federal Home Loan Bank stock	3,162	3,435
Accrued interest receivable	3,676	2,903
Cash surrender value of life insurance	18,650	18,457
Deferred tax assets (net of valuation allowance of $1,582 and $1,202, respectively)	3,033	2,255
Premises and equipment, net	18,622	18,338
Other real estate owned	1,178	1,417
Goodwill	1,410	1,410
Intangible assets, net	220	241
Other assets	11,347	5,209
Total assets	$1,128,330	$973,946
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$247,800	$179,236
Interest bearing	662,239	594,107
Total deposits	910,039	773,343

Mortgagors’ escrow accounts	11,366	8,106
Advances from the Federal Home Loan Bank	59,016	66,304
Federal Reserve Bank borrowings	12,080	—
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	16,994	11,156
Total liabilities	1,014,650	864,064

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	45,852	45,869
Unearned common stock held by the employee stock ownership plan ("ESOP")	(4,037)	(4,146)
Retained earnings	74,575	72,152
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities, net of taxes	1,842	(195)
Defined benefit pension plan, net of taxes	(4,663)	(3,909)
Total accumulated other comprehensive loss	(2,821)	(4,104)
Total stockholders’ equity	113,680	109,882
Total liabilities and stockholders’ equity	$1,128,330	$973,946

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$10,569	$9,401	$20,615	$18,116
Interest and dividends on securities	631	713	1,314	1,321
Other income	13	6	24	41
Total interest and dividend income	11,213	10,120	21,953	19,478
Interest Expense
Interest expense on deposits	1,859	1,641	3,876	3,023
Interest expense on borrowings	377	558	779	964
Total interest expense	2,236	2,199	4,655	3,987
Net interest income	8,977	7,921	17,298	15,491
Provision for loan losses	2,255	780	3,455	1,560
Net interest income after provision for loan losses	6,722	7,141	13,843	13,931
Noninterest Income
Service charges on deposit accounts	495	714	1,147	1,412
Net realized loss on sales and calls of securities	—	(40)	(29)	(40)
Net gain on sales of loans	941	251	1,406	417
Increase in cash surrender value of life insurance	96	100	193	200
Other real estate owned income	—	1	—	11
Investment advisory income	250	329	562	542
Other	(32)	78	31	155
Total noninterest income	1,750	1,433	3,310	2,697
Noninterest Expense
Salaries and employee benefits	3,995	3,942	8,147	7,830
Occupancy	878	898	1,728	1,793
Data processing	361	343	715	650
Professional fees	353	360	675	626
Marketing	82	147	225	302
FDIC deposit insurance and other insurance	197	147	365	288
Other real estate owned expense	9	—	26	38
Amortization of intangible assets	10	11	21	22
Other	880	1,200	2,162	2,417
Total noninterest expense	6,765	7,048	14,064	13,966
Income before income taxes	1,707	1,526	3,089	2,662
Provision for income taxes	359	305	666	530
Net income	$1,348	$1,221	$2,423	$2,132

Earnings per common share:
Basic	$0.13	$0.11	$0.23	$0.20
Diluted	$0.13	$0.11	$0.23	$0.20

Weighted average shares outstanding, basic	10,726,867	10,705,047	10,724,140	10,702,320
Weighted average shares outstanding, diluted	10,726,867	10,705,047	10,724,140	10,702,320

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$1,348	$1,221	$2,423	$2,132
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period	(722)	1,889	2,550	3,206
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	40	29	40
Net unrealized (losses) gains on available for sale securities	(722)	1,929	2,579	3,246
Tax effect (a)	152	(406)	(542)	(682)
Unrealized (losses) gains on available for sale securities, net of tax	(570)	1,523	2,037	2,564
Defined benefit pension plan:
Actuarial loss arising during the period	(1,377)	(41)	(1,097)	(61)
Reclassification adjustment for amortization of net actuarial loss (b)	71	89	143	179
Total	(1,306)	48	(954)	118
Tax effect (c)	274	(10)	200	(25)
Defined benefit pension plan (loss) gain, net of tax	(1,032)	38	(754)	93
Other comprehensive (loss) income	(1,602)	1,561	1,283	2,657
Total Comprehensive (Loss) Income	$(254)	$2,782	$3,706	$4,789

(a)

Includes $0 and $6 for the three and six months ended June 30, 2020, respectively, and $8 for the three and six months ended June 30, 2019, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other noninterest expense on the consolidated statements of income.
(c)

Includes $15 and $30 for the three and six months ended June 30, 2020, respectively, and $19 and $38 for the three and six months ended June 30, 2019, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	911	—	911
Other comprehensive income	—	—	—	—	1,096	1,096
Common Stock and proceeds of offering	111	45,754	—	—	—	45,865
Unearned common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	9	55	—	—	64

Balance at March 31, 2019	$111	$45,863	$(4,309)	$67,100	$(5,916)	$102,849

Net income	—	—	—	1,221	—	1,221
Other comprehensive income	—	—	—	—	1,561	1,561
Common Stock and proceeds of offering	—	(10)	—	—	—	(10)
ESOP shares committed to be allocated	—	8	54	—	—	62
Balance at June 30, 2019	$111	$45,861	$(4,255)	$68,321	$(4,355)	$105,683

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55

Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

Net income	—	—	—	1,348	—	1,348
Other comprehensive loss	—	—	—	—	(1,602)	(1,602)
ESOP shares committed to be allocated	—	(17)	54	—	—	37

Balance at June 30, 2020	$111	$45,852	$(4,037)	$74,575	$(2,821)	$113,680

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,423	$2,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	285	85
Net realized loss on sales and calls of securities	29	40
Provision for loan losses	3,455	1,560
Loans originated for sale	(46,347)	(19,458)
Proceeds from sale of loans	46,621	17,941
Net gain on sale of loans	(1,406)	(417)
Amortization of intangible assets	21	22
Depreciation and amortization	669	645
Deferred income tax benefit	(1,119)	(260)
Increase in cash surrender value of insurance	(193)	(200)
Increase in accrued interest receivable	(773)	(351)
Expense of allocated ESOP shares	92	—
(Increase) decrease in other assets	(6,138)	949
Increase in accrued expenses and other liabilities	4,884	792
Net cash provided by operating activities	2,503	3,480
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	6,997	4,990
Proceeds from maturities and principal repayments of securities	15,108	6,877
Purchases of securities	(10,146)	(18,832)
Net sales (purchases) of FHLB Stock	273	(1,472)
Net increase in loans	(96,173)	(58,726)
Purchases of bank premises and equipment	(953)	(451)
Net increase of other real estate owned	(31)	—
Proceeds from sale of other real estate owned	270	107
Net cash used in investing activities	(84,655)	(67,507)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	122,381	(5,044)
Net increase in time deposits	14,315	37,484
Increase in mortgagors' escrow accounts	3,260	2,675
Net increase (decrease) in short-term debt	11,923	(4,369)
Net (decrease) increase in long-term debt	(7,131)	32,312
Proceeds of stock subscriptions	—	9,814
Return of unfulfilled stock subscriptions	—	(41,083)
Offering expenses	—	(1,898)
Loan to ESOP	—	(4,364)
Return of capital to Rhinebeck Bancorp, MHC	—	(121)
Net cash provided by financing activities	144,748	25,406
Net increase (decrease) in cash and due from banks	62,596	(38,621)
Cash and Due from Banks
Beginning balance	11,978	50,590
Ending balance	$74,574	$11,969
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$4,716	$3,933
Income taxes	$358	$740

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The consolidated financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of June 30, 2020, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of the global pandemic indicated that almost all public commerce and related business activities were, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company to a degree. In March, the Federal Open Market Committee brought the target range for the federal funds rate to near zero. These reductions in interest rates and other effects of the COVID-19 outbreak will likely adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, noninterest income, the provision for loan losses and bad debts. Other financial impacts could occur though such potential impacts are unknown at this time.

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which created FASB Accounting Standards Codification (“ASC”) Topic 842 (“ASC 842”) and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 related to lessee accounting, is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. The Company adopted the provisions of ASC 842 effective January 1, 2020 utilizing the optional transition method and did not restate comparative periods. The Company elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. Upon adoption, the Company recorded an increase in other assets and an increase in other liabilities of approximately $6,700, respectively. See Note 10 of the footnotes to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits; although early adoption is permitted in 2019. While the Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts; it is unlikely that the Company will early adopt this ASU.

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

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$93,577	$2,235	$(124)	$95,688
U.S. government agency securities	5,018	161	—	5,179
Municipal securities(1)	1,383	25	—	1,408
Corporate bonds	2,250	33	(15)	2,268
Other	579	16	—	595
Total	$102,807	$2,470	$(139)	$105,138

	December 31, 2019
U.S. government agency mortgage-backed securities–residential	$98,842	$464	$(828)	$98,478
U.S. government agency securities	12,049	53	(26)	12,076
Municipal securities(1)	1,384	17	(5)	1,396
Corporate bonds	2,250	25	(2)	2,273
Other	555	54	—	609
Total	$115,080	$613	$(861)	$114,832

[1]	The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$9,080	$(109)	$774	$(15)	$9,854	$(124)
Corporate Bonds	985	(15)	—	—	985	(15)
Total	$10,065	$(124)	$774	$(15)	$10,839	$(139)

	December 31, 2019
U.S. government agency mortgage-backed securities-residential	$35,612	$(302)	$27,252	$(526)	$62,864	$(828)
U.S. government agency securities	—	—	7,001	(26)	7,001	(26)
Municipal Securities	490	(5)	—	—	490	(5)
Corporate Bonds	749	(2)	—	—	749	(2)
Total	$36,851	$(309)	$34,253	$(552)	$71,104	$(861)

At June 30, 2020, the Company had 19 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $139 with an aggregate depreciation of 1.23% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2020.

The amortized cost and fair value of available for sale debt securities at June 30, 2020 and December 31, 2019, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$175	$175	$175	$175
After 1 but within 5 years	—	—	7,027	7,001
After 5 but within 10 years	7,801	8,005	7,806	7,899
After 10 years	675	675	675	670
Total Maturities	8,651	8,855	15,683	15,745

Mortgage-backed securities	93,577	95,688	98,842	98,478
Other	579	595	555	609
Total	$102,807	$105,138	$115,080	$114,832

At June 30, 2020 and December 31, 2019, available for sale securities with a carrying value of $20,732 and $23,782, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at June 30, 2020 and December 31, 2019, $733 and $726 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the six months ended June 30, 2020, there was $6,997 in proceeds from the sales of available for sale securities with $29 in gross losses realized.

3.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2020	2019
Commercial real estate loans:
Construction	$10,339	$20,354
Non-residential	242,199	228,157
Multi-family	30,145	20,129
Residential real estate loans	41,682	43,726
Commercial and industrial loans(1)	175,120	90,554
Consumer loans:
Indirect automobile	365,455	360,569
Home equity	14,804	16,276
Other consumer	9,008	9,752
Total gross loans	888,752	789,517
Net deferred loan costs	7,140	9,908
Allowance for loan losses	(8,572)	(5,954)
Total net loans	$887,320	$793,471

(1)	Includes $89,092 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans.

At June 30, 2020 and December 31, 2019, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,409 and $2,684, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	June 30, 2020
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$10,339	$—	$—	$10,339
Non-residential	233,325	4,610	4,264	242,199
Multifamily	29,776	—	369	30,145
Residential real estate	39,127	—	2,555	41,682
Commercial and industrial	173,747	546	827	175,120
Consumer:
Indirect automobile	364,419	—	1,036	365,455
Home equity	14,274	—	530	14,804
Other consumer	8,987	—	21	9,008
Total	$873,994	$5,156	$9,602	$888,752

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,354	$—	$—	$20,354
Non-residential	219,485	4,285	4,387	228,157
Multifamily	19,744	—	385	20,129
Residential real estate	41,385	—	2,341	43,726
Commercial and industrial	88,874	597	1,083	90,554
Consumer:
Indirect automobile	359,616	—	953	360,569
Home equity	15,861	—	415	16,276
Other consumer	9,741	—	11	9,752
Total	$775,060	$4,882	$9,575	$789,517

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,339	$—	$—	$—	$10,339	$—
Non-residential	235,203	218	1,662	5,116	242,199	5,116
Multifamily	29,776	—	—	369	30,145	369
Residential real estate	37,398	297	1,432	2,555	41,682	2,555
Commercial and industrial	174,318	55	200	547	175,120	547
Consumer:
Indirect automobile	357,827	5,175	1,417	1,036	365,455	1,036
Home equity	13,826	138	310	530	14,804	530
Other consumer	8,804	159	36	9	9,008	9
Total	$867,491	$6,042	$5,057	$10,162	$888,752	$10,162

	December 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,354	$—	$—	$—	$20,354	$—
Non-residential	222,953	409	884	3,911	228,157	3,911
Multifamily	19,744	—	—	385	20,129	385
Residential real estate	42,403	427	116	780	43,726	2,341
Commercial and industrial	89,401	288	198	667	90,554	905
Consumer:
Indirect automobile	351,840	6,494	1,294	941	360,569	953
Home equity	15,726	142	91	317	16,276	415
Other consumer	9,492	201	48	11	9,752	11
Total	$771,913	$7,961	$2,631	$7,012	$789,517	$8,921

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	June 30, 2020
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$5,116	$6,998	$—	$4,341
Multifamily	369	400	—	374
Residential real estate	2,555	2,951	—	2,410
Commercial and industrial	497	679	—	631
Consumer:
Indirect automobile	276	316	—	409
Home equity	530	562	—	456
Other consumer	7	6	—	10
Total	$9,350	$11,912	$—	$8,631
With an allowance recorded:
Commercial and industrial	$50	$50	$25	$17
Consumer:
Indirect automobile	760	782	226	457
Other consumer	2	2	2	1
Total	$812	$834	$253	$475
Total:
Commercial real estate:
Non-residential	$5,116	$6,998	$—	$4,341
Multifamily	369	400	—	374
Residential real estate	2,555	2,951	—	2,410
Commercial and industrial	547	729	25	648
Consumer:
Indirect automobile	1,036	1,098	226	866
Home equity	530	562	—	456
Other consumer	9	8	2	11
Total	$10,162	$12,746	$253	$9,106

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At June 30, 2020 and December 31, 2019, the same three loans totaling $1,628 and $1,659, included in impaired loans, were identified as TDRs. There were no new TDRs in 2019 or the first six months of 2020. At June 30, 2020 and December 31, 2019, all TDR loans were performing in accordance with their restructured terms. At June 30, 2020 and December 31, 2019, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $282,106 and $270,730 as of June 30, 2020 and December 31, 2019, respectively.

The balance of capitalized servicing rights, included in other assets at June 30, 2020 and December 31, 2019, were $2,265 and $2,226, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended June 30, 2020 and the year ended December 31, 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,153	$99	$601	$3,638	$129	$6,620
Provision for loan losses	520	26	254	1,450	5	2,255
Loans charged-off	—	—	(1)	(478)	(2)	(481)
Recoveries	—	—	5	169	4	178
Ending balance	$2,673	$125	$859	$4,779	$136	$8,572

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$1,159	$286	$1,575	$3,380	$783	$7,183
Provision for loan losses	93	17	327	329	14	780
Loans charged-off	—	—	(7)	(424)	(9)	(440)
Recoveries	—	2	—	321	12	335
Ending balance	$1,252	$305	$1,895	$3,606	$800	$7,858

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2020

Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	664	26	285	2,461	19	3,455
Loans charged-off	—	—	(39)	(1,189)	(18)	(1,246)
Recoveries	—	—	10	390	9	409
Ending balance	$2,673	$125	$859	$4,779	$136	$8,572
Ending balance:
Loans deemed impaired	$—	$—	$25	$226	$2	$253
Loans not deemed impaired	$2,673	$125	$834	$4,553	$134	$8,319
Loan receivables:
Ending balance	$282,683	$41,682	$175,120	$365,455	$23,812	$888,752
Ending balance:
Loans deemed impaired	$5,485	$2,555	$547	$1,036	$539	$10,162
Loans not deemed impaired	$277,198	$39,127	$174,573	$364,419	$23,273	$878,590

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2019

Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	172	(18)	364	1,032	10	1,560
Loans charged-off	—	—	(12)	(919)	(15)	(946)
Recoveries	—	3	1	578	16	598
Ending balance	$1,252	$305	$1,895	$3,606	$800	$7,858
Ending balance:
Loans deemed impaired	$—	$—	$41	$69	$11	$121
Loans not deemed impaired	$1,252	$305	$1,854	$3,537	$789	$7,737
Loan receivables:
Ending balance	$239,163	$39,959	$89,473	$338,367	$28,903	$735,865
Ending balance:
Loans deemed impaired	$2,054	$2,696	$307	$590	$503	$6,150
Loans not deemed impaired	$237,109	$37,263	$89,166	$337,777	$28,400	$729,715

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2019
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$—	$107
Loans not deemed impaired	$2,009	$99	$603	$3,010	$126	$5,847
Loan receivables:
Ending balance	$268,640	$43,726	$90,554	$360,569	$26,028	$789,517
Ending balance:
Loans deemed impaired	$4,296	$2,341	$905	$953	$426	$8,921
Loans not deemed impaired	$264,344	$41,385	$89,649	$359,616	$25,602	$780,596

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	June 30,	December 31,
	2020	2019
Land	$3,690	$3,690
Buildings and improvements	25,362	25,371
Furniture, fixtures and equipment	12,523	12,090
Construction in process	790	267
Total	42,365	41,418
Less accumulated depreciation	(23,743)	(23,080)
Net	$18,622	$18,338

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Goodwill

The carrying value of goodwill did not change and was $1,410, while the accumulated impairment remained at $1,116, at both June 30, 2020 and December 31, 2019.

During the second quarter, the Company considered the facts, circumstances and general economic declines as a result of COVID-19 and accordingly, performed a qualitative impairment analysis. The Company tested the goodwill recorded and determined that no write-down was required for the first six months of 2020 or the year 2019.

6.    Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Six Months	Year Ended
	Ended June 30,	December 31,
RAM	2020	2019
Beginning balance	$241	$284
Amortization	(21)	(43)

Ending balance	$220	$241
Accumulated amortization and impairment	$727	$706

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $21 and $43 of amortization expense related to its intangible assets for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. The Company recognized $10 of amortization expense for the three months ended June 30, 2020.

Impairment exists when a reporting unit’s carrying value exceeds it fair value. At June 30, 2020, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

As of June 30, 2020, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2020	$21
2021	42
2022	42
2023	42
2024	42
Thereafter	31
Total	$220

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

7.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2020	2019
Noninterest bearing demand deposits	$247,800	$179,236
Interest bearing accounts:
NOW	117,925	95,572
Savings	146,913	121,139
Money market	164,437	158,747
Time certificates of deposit	232,964	218,649
Total interest bearing accounts	662,239	594,107
Total deposits	$910,039	$773,343

Included in time certificates of deposit at June 30, 2020 and December 31, 2019 were reciprocal deposits totaling $29,443 and $21,270, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $46,922 and $44,605 as of June 30, 2020 and December 31, 2019, respectively.

Contractual maturities of time certificates of deposit at June 30, 2020 are summarized below:

June 30,
2020
Within 1 year	$174,646
1 – 2 years	37,769
2 – 3 years	7,093
3 – 4 years	7,296
4 – 5 years	6,160
Total	$232,964

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2020 and December 31, 2019, the Bank had access to a preapproved secured line of credit with the FHLB of $564,068 and $486,906, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2020 and December 31, 2019, the Bank had pledged assets of $180,161 and $168,230, respectively. At June 30, 2020, the Bank also

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

had structured borrowings with the FHLB in the amount of $59,016. The outstanding principal amounts and the related terms and rates at June 30, 2020 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
1 year bullet	10,000	February 1, 2021	0.80%	10,000	—
2 year amortizing	5,063	May 17, 2021	2.53%	5,063	—
2 year bullet	10,000	May 17, 2021	2.46%	10,000	—
3 year amortizing	3,431	May 17, 2021	2.92%	3,431	—
3 year amortizing	6,749	May 16, 2022	2.49%	3,333	3,416
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
3 year amortizing	13,773	February 28, 2023	1.32%	4,951	8,822
Total	$59,016	Weighted Average Rate	1.95%	$36,778	$22,238

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2020 or December 31, 2019.

Subordinated Debt

As part of the reorganization completed on January 16, 2019, the Company assumed both the common securities and related obligations of RSB Capital Trust I (“Trust”). The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities also bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.30% at June 30, 2020 and 3.91% at December 31, 2019) mature on May 23, 2035.

Other Borrowings

The Bank was a participant in the Federal Reserve’s Paycheck Protection Program Lending Facility which allowed us to present the PPP loans we originated as collateral for 100% principal funding at the Federal Reserve’s discount window. The term of the borrowings under the lending facility mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. During the second quarter, we received $70,100 in funding and at June 30, 2020, had paid back all but $12,100, which was repaid on July 2, 2020.

On December 31, 2018, there was an outstanding advance on an unsecured credit line with Atlantic Community Bankers Bank of $5,000 to Rhinebeck Bancorp, MHC which was paid in full on January 16, 2019 at the close of the Company’s offering.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2020 or December 31, 2019.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	Six months	Year ended
	ended June 30,	December 31,
	2020	2019
Projected and accumulated benefit obligation	$(22,599)	$(20,953)
Plan assets at fair value	21,371	20,628
Funded status included in accrued expenses and other liabilities	$(1,228)	$(325)

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income (loss) are as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2020	2019
Interest cost	$335	$370
Expected return on plan assets	(529)	(470)
Amortization of unrecognized loss	143	219
Net periodic (benefit) cost	$(51)	$119

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of June 30, 2020 the investment funds included seven equity funds and four fixed income funds, comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first six months of 2020 or 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$16,021	$—	$—	$16,021
Equity	5,350	—	—	5,350
Total assets at fair value	$21,371	$—	$—	$21,371

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,372	$—	$—	$15,372
Equity	5,256	—	—	5,256
Total assets at fair value	$20,628	$—	$—	$20,628

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

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $490 and $442 for the six months ended June 30, 2020 and 2019, respectively.

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2020 and December 31, 2019, total amounts due of $2,079 and $2,086, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $85 and $62 for the six months ended June 30, 2020 and 2019, respectively, which were included in other noninterest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2020 and December 31, 2019, $1,198 and $1,163, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $284 and $271 for the six months ended June 30, 2020 and 2019, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,359 and $1,330, respectively, at June 30, 2020 and December 31, 2019. The Company recognized expenses of $29 and $26 for the six-month periods ended June 30, 2020 and June 30, 2019, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,134 and $2,123, respectively, at June 30, 2020 and December 31, 2019. The Company recognized expenses of $43 and $48 for the six months ended June 30, 2020 and 2019, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% at January 1, 2020). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

June 30, 2020 was $4,229. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

June 30, 2020
Allocated	21,821
Committed to be allocated	10,908
Unallocated	403,696
Total shares	436,425

The fair value of unallocated shares was $2,648 at June 30, 2020.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2020 and 2019 was $92 and $183, respectively.

10.  Leases

As of June 30, 2020, the Company leases real estate for seven branch offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Statements of Financial Condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Statements of  Financial Condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2020 to 2035, some of which include lessee options to extend the lease term. If  the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 13.1 years as of June 30, 2020. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.61% in determining the lease liability as of June 30, 2020.

For the six months ended June 30, 2020, total operating lease costs were $291 and were included in occupancy and other expense. Deferred rent liability was $195 at June 30, 2020 and $213 at December 31, 2019. The right-of-use asset, included in other assets, was $6,500 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,500 as of June 30, 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

Years ending December 31:
2020	$318
2021	637
2022	593
2023	570
2024	566
Thereafter	5,086
Total future minimum lease payments	7,770
Amounts representing interest	(1,247)
Present Value of Net Future Minimum Lease Payments	$6,523

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2020	2019
Commitments to extend credit summarized as follows:
Future loan commitments	$11,744	$9,881
Undisbursed construction loans	6,620	10,202
Undisbursed home equity lines of credit	10,494	10,277
Undisbursed commercial and other line of credit	61,470	59,234
Standby letters of credit	5,547	5,290
Total	$95,875	$94,884

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

Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are eligible to opt into a “Community Bank Leverage Ratio” framework.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.  More recently, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.  The Bank has not elected to use the community bank leverage ratio framework.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$115,374	13.29%	$69,451	8.00%	$86,814	10.00%
Tier 1 capital (to risk-weighted assets)	106,802	12.30%	52,088	6.00%	69,451	8.00%
Common equity tier one capital (to risk weighted assets)	106,802	12.30%	39,066	4.50%	56,429	6.50%
Tier 1 capital (to average assets)	106,802	9.80%	43,612	4.00%	54,515	5.00%

	December 31, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$109,799	12.83%	$68,481	8.00%	$85,602	10.00%
Tier 1 capital (to risk-weighted assets)	103,845	12.13%	51,361	6.00%	68,481	8.00%
Common equity tier one capital (to risk weighted assets)	103,845	12.13%	38,521	4.50%	55,641	6.50%
Tier 1 capital (to average assets)	103,845	10.84%	38,325	4.00%	47,907	5.00%

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

FRB Borrowings

Due to the short-term nature of these instruments, the carrying value is considered to approximate fair value.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2020
U.S. government agency mortgage-backed securities-residential	$95,688	$—	$95,688	$—
U.S. government agency securities	5,179	—	5,179	—
Municipal securities	1,408	—	1,228	180
Corporate Bonds	2,268	—	2,268	—
Other	595	—	595	—
Total	$105,138	$—	$104,958	$180

	December 31, 2019
U.S. government agency mortgage-backed securities – residential	$98,478	$—	$98,478	$—
U.S. government agency securities	12,076	—	12,076	—
Municipal securities	1,396	—	1,216	180
Corporate Bonds	2,273	—	2,273	—
Other	609	—	609	—
Total	$114,832	$—	$114,652	$180

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2020
Impaired loans, with specific reserves	$559	$—	$—	$559
Other real estate owned	1,178	—	—	1,178
Total	$1,737	$—	$—	$1,737

	December 31, 2019
Impaired loans	$239	$—	$—	$239
Other real estate owned	1,417	—	—	1,417
Total	$1,656	$—	$—	$1,656

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2020

Impaired loans	$559	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,178	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2019
Impaired loans	$239	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,417	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	June 30,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$74,574	$74,574	$11,978	$11,978
Available for sale securities (Level 2)	105,138	105,138	114,832	114,832
FHLB stock (Level 2)	3,162	3,162	3,435	3,435
Loans, net (Level 3)	887,320	899,925	793,471	796,262
Accrued interest receivable (Level 2)	3,676	3,676	2,903	2,903
Mortgage servicing rights (Level 3)	2,265	3,486	2,226	4,137
Financial Liabilities:
Deposits (Level 2)	910,039	929,438	773,343	762,272
Mortgagors escrow accounts (Level 2)	11,366	11,376	8,106	8,107
FHLB advances (Level 2)	59,016	60,185	66,304	66,724
FRB borrowings (Level 2)	12,080	12,084	—	—
Subordinated debt and other borrowings (Level 2)	5,155	5,155	5,155	5,155

14.  Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

● Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.

● The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

● The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed at which time the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.

● Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years, the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e. trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

15.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at March 31, 2020	$(3,631)	$2,412	$(1,219)
Other comprehensive loss before reclassifications	(1,088)	(570)	(1,658)
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Period change	(1,032)	(570)	(1,602)
Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)

Balance at March 31, 2019	$(4,381)	$(1,535)	$(5,916)
Other comprehensive (loss) gain before reclassifications	(32)	1,492	1,460
Amounts reclassified from accumulated other comprehensive loss	70	31	101
Period change	38	1,523	1,561
Balance at June 30, 2019	$(4,343)	$(12)	$(4,355)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive (loss) gain before reclassifications	(867)	2,014	1,147
Amounts reclassified from accumulated other comprehensive loss	113	23	136
Period change	(754)	2,037	1,283
Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)

Balance at December 31, 2018	$(4,436)	$(2,576)	$(7,012)
Other comprehensive (loss) gain before reclassifications	(48)	2,533	2,485
Amounts reclassified from accumulated other comprehensive loss	141	31	172
Period change	93	2,564	2,657
Balance at June 30, 2019	$(4,343)	$(12)	$(4,355)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

16.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents for the three and six months ended June 30, 2020 or 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income applicable to common stock	$1,348	$1,221	$2,423	$2,132

Average number of common shares outstanding	11,133,290	11,133,290	11,133,290	11,133,290
Less: Average unearned ESOP shares	406,423	428,243	409,150	430,970
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	10,726,867	10,705,047	10,724,140	10,702,320

Earnings per Common share:
Basic	$0.13	$0.11	$0.23	$0.20
Diluted	$0.13	$0.11	$0.23	$0.20

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” "intend," “predict,” “forecast,” “improve,” “continue,” "will," "would," "should," "could," "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

● statements of our goals, intentions and expectations;

● statements regarding our business plans, prospects, growth and operating strategies;

● statements regarding the quality of our loan and investment portfolios; and

● estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

● general economic conditions, either nationally or in our market area, that are worse than expected;

● changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

● our ability to access cost-effective funding;

● fluctuations in real estate values and both residential and commercial real estate market conditions;

● demand for loans and deposits in our market area;

● our ability to continue to implement our business strategies;

● competition among depository and other financial institutions;

● inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

● adverse changes in the securities markets;

● changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

● our ability to manage interest rate risk, market risk, credit risk and operational risk;

● our ability to enter new markets successfully and capitalize on growth opportunities;

● the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;

● our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

● changes in consumer spending, borrowing and savings habits;

● changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

● our ability to retain key employees;

● our compensation expense associated with equity allocated or awarded to our employees; and

● changes in the financial condition, results of operations or prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	FDIC premiums may increase if the agency experience additional resolution costs; and
●	we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the U.S. Small Business Administration (“SBA”) Paycheck Participation Program (“PPP”) and the risk that the SBA may not fund some or all PPP loan guaranties.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of June 30, 2020, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. On that date, the Governor announced a statewide stay-at-home order, also known as the NYS on PAUSE Program, with a mandate that all non-essential workers work from home and only businesses declared as essential by the program are allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remain limited, including that in-door dining and malls remain closed and many people still engage in limited activities. As a result of the pandemic, the state has experienced an increase in unemployment levels from an average of 3.7% in December of 2019 to 15.7% as of June 30, 2020.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

● The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

● On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program (later increased to $660 billion) administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

● On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications that meet certain criteria as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19-related loan modifications as TDRs.

● On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF’), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio.

Pandemic Operational Preparations & Status.

Since mid-March, the Company and the Bank have felt the impact of this global pandemic. In response to the state of emergency, the Bank had temporarily suspended lobby services, which were re-opened on June 1, 2020.  Drive-thru, mobile, and online banking had become the Bank’s primary channels of serving customers during that time and remain important channels as New York State starts to move through phases of reopening. Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all office, drive-thru locations and ATM terminals. A Work Place Safety Program was established in May to demonstrate the Bank’s commitment to providing employees a safe and healthy work place. A phased/staggered return of non-branch staff began in June and will continue over the next several months. The wearing of face masks is now mandatory in all Bank locations and employee wellness is monitored daily. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

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

Loan Composition & Activity.

The following table provides information with respect to our commercial and industrial and commercial real estate loans by type at June 30, 2020 (dollars in thousands).

	June 30, 2020
Commercial loans:	Number of Loans	Balance	Percent

	(unaudited)
Accommodation and Food Services	154	$23,799	5.20%
Administrative and Support and Waste Management and Remediation Services	111	7,213	1.58%
Agriculture, Forestry, Fishing and Hunting	25	5,481	1.20%
Arts, Entertainment and Recreation	48	8,738	1.91%
Construction	280	27,895	6.09%
Educational Services	15	5,558	1.21%
Finance and Insurance	24	1,651	0.36%
Health Care and Social Assistance	142	21,553	4.71%
Information	15	1,471	0.32%
Loans to Individuals	365	63,767	13.93%
Management of Companies and Enterprises	1	1,609	0.35%
Manufacturing	103	20,036	4.38%
Mining	4	229	0.05%
Other Services	134	12,604	2.74%
Professional, Scientific and Technical Services	113	11,312	2.47%
Real Estate and Rental and Leasing	447	208,831	45.62%
Retail Trade	135	22,259	4.86%
Transportation and Warehousing	50	2,953	0.65%
Wholesale Trade	34	10,844	2.37%
Total loans	2,200	$457,803	100.00%

U.S. Small Business Administration Paycheck Protection Program.

As part of the CARES Act, the PPP Loan Program allocated $660 billion in funds to assist small businesses. Rhinebeck Bank, as a qualified SBA lender, is an authorized participant in this program.

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

As of June 29, 2020, we had received 673 applications for approximately $90.2 million of loans under the PPP. We received SBA approval for 651 applications totaling $89.3 million. By that date we had funded 647 loans for $88.7 million. As of June 30, 2020, we stopped accepting new PPP applications. To fund this additional loan demand, the Bank became a participant in the Federal Reserve’s Paycheck Protection Program Lending Facility which allowed us to present these loans as collateral for 100% principal funding at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and has a fixed interest rate of 0.35%.  During the second quarter, we received $70.1 million in funding and at June 30, 2020, had paid back all but $12.1 million.

COVID-19 Loan Forbearance Programs

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP.  In addition, the Office of the Comptroller of the Currency (“OCC”) in coordination with other federal agencies and in consultation with state financial regulators, issued OCC Bulletin 2020-35, which provided more limited circumstances in which a loan modification is not subject to classification as a TDR.

As of June 29, 2020, the Bank had received 2,289 deferral requests from 1,986 customers. Of these, 155 are mortgages serviced for investors with $28.1 million in outstanding balances. The remaining 2,134 accounts have a total principal of $125.0 million and a weighted average rate of 5.41%. Although the actual amount of payments deferred is not known until the deferral application is completed by collections staff, approximately $4.9 million of payments have been deferred as of June 29, 2020.

Details with respect to the Bank owned deferral requests as of June 29, 2020 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate

Commercial real estate loans:	(unaudited)
Non-residential	65	$63,703	4.4%
Multi-family	4	2,724	4.4%
Residential real estate loans	18	4,912	4.7%
Commercial and industrial loans	156	17,032	5.1%
Consumer loans:
Indirect automobile	1,798	34,823	7.6%
Home equity	11	620	3.8%
Other consumer	82	1,176	6.6%
Total loans	2,134	$124,990	5.4%

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets were $1.1 billion at June 30, 2020, representing an increase of $154.4 million, or 15.9%, compared to $973.9 million at December 31, 2019. The increase was primarily related to increases in loans, cash and the establishment of the right-of-use lease asset of $6.5 million included in other assets.

Cash and Due from Banks. Cash and due from banks increased $62.6 million, or 522.6%, to $74.6 million at June 30, 2020 from $12.0 million at December 31, 2019 primarily due to an increase in deposits held at the Federal Reserve Bank of New York.

Investment Securities Available for Sale. Investment securities available for sale decreased $9.7 million, or 8.4%, to $105.1 million at June 30, 2020 from $114.8 million at December 31, 2019. This decrease was primarily due to principal pay-downs of $15.1 million and sales and calls of $7.0 million offset by purchases of mortgage backed securities of $10.1 million and an unrealized gain of $2.3 million.

Net Loans. Total net loans receivable were $887.3 million at June 30, 2020, an increase of $93.8 million, or 11.8%, as compared to $793.5 million at December 31, 2019. The increase was primarily due to $86.4 million of net outstanding SBA PPP loan balances. The increase in net commercial real estate loans totaled $14.0 million, or 5.2%, as compared to December 31, 2019. Our net indirect auto loan balances increased $4.9 million or 1.3% over the first six months of 2020. During the same period our allowance for loan losses increased $2.6 million, or 44.0%, to reflect the growth in our portfolio and the significant negative impact of the change in the qualitative factors due to the COVID-19 pandemic.

Non-accrual loans increased $1.2 million, or 13.9%, to $10.2 million between year-end 2019 and June 30, 2020. During the same timeframe non-performing assets increased $1.0 million, or 9.7%, to $11.3 million at June 30, 2020.

Total Liabilities. Total liabilities increased $150.6 million, or 17.4%, to $1.0 billion at June 30, 2020, primarily due to an increase in deposits of $136.7 million, an increase in the FRB borrowings of $12.1 million, a $3.3 million increase in mortgagors’ escrow accounts, the establishment of the lease liability included in accrued expenses and other liabilities of $6.5 million and was offset by a decrease of $7.3 million in FHLB advances.

Deposits. Deposits increased $136.7 million, or 17.7%, to $910.0 million at June 30, 2020. Interest bearing accounts grew $68.1 million, or 11.5%, to $662.2 million while non-interest bearing balances increased $68.6 million, or 38.3%, finishing the second quarter at $247.8 million. The increase in deposits was primarily due to the inflow of cash from PPP loans and an apparent flight to safety as investors fled the stock market’s volatility.

Borrowed Funds. Advances from the FHLB decreased $7.3 million from $66.3 million at December 31, 2019 to $59.0 million at June 30, 2020. At June 30, 2020, FRB borrowings increased $12.1 million used specifically to support funding for loans made under the PPP program.

Stockholders’ Equity. Stockholders’ equity increased $3.8 million to $113.7 million, primarily due to net income of $2.4 million and a net unrealized gain of $1.3 million on available for sale securities. At June 30, 2020, the Company’s book value per share was $10.21. At June 30, 2020, the Company’s ratio of stockholders’ equity-to-total assets was 10.1%. Unearned common stock held by the Bank’s employee stock ownership plan was $4.0 million at June 30, 2020.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2020 and June 30, 2019

Net Income. Net income for the three months ended June 30, 2020 increased $127,000, or 10.4%, to $1.3 million, or $0.13 per basic and diluted share, compared to net income of $1.2 million for the three months ended June 30, 2019. Interest and dividend income increased $1.1 million, or 10.8%, interest expense increased $37,000, or 1.7%, the provision for loan losses increased $1.5 million or 189.1%, noninterest income increased $317,000, or 22.1%, while other expenses and taxes decreased $229,000, or 3.1%, between comparable quarters.

For the six months ended June 30, 2020, net income was $2.4 million, or $0.23 per basic and diluted share, compared to $2.1 million for the six months ended June 30, 2019. Interest income increased by $2.5 million, or 12.7%, and noninterest income increased $613,000, or 22.7%, between the two six-month periods. These revenue gains were partially offset by a $668,000, or 16.8%, increase in interest expense, a $1.9 million, or 121.5%, increase in provision for loan losses, and a $234,000, or 1.6%, increase in other noninterest and tax expenses during the equivalent timeframes.

Net Interest Income. Net interest income increased $1.1 million, or 13.3%, to $9.0 million for the three months ended June 30, 2020 compared to the quarter ended June 30, 2019. The ratio of average interest-earning assets to average interest-bearing liabilities improved 2.4% to 139.72% while our net interest margin declined by 34 basis points to 3.41% when comparing the second quarter of 2020 to the same period in 2019. The decline in the net interest margin was primarily due to lower earning asset yields which have fallen due to the significant decline in the interest rate environment and the addition of lower yielding PPP loans.

For the six months ended June 30, 2020, net interest income increased $1.8 million, or 11.7%, to $17.3 million from $15.5 million for the comparable 2019 period. Overall there was a 26 basis point decline in net interest margin to 3.51%, when comparing the respective six month periods, while the ratio of average interest-earning assets to average interest-bearing liabilities improved 0.2% to 137.89%.

Interest Income. Interest income increased $1.1 million, or 10.8%, to $11.2 million for the three months ended June 30, 2020 from $10.1 million for the comparable 2019 period. The average balances of interest-earning assets increased by $209.6 million, or 24.7%, to $1.1 billion while the average yield decreased by 53 basis points to 4.26%.

For the six months end June 30, 2020, interest income increased $2.5 million, or 12.7%, to $22.0 million from $19.5 million for the six months ended June 30, 2019. The average balance of interest-earning assets increased by $162.6 million, or 19.6%, to $991.2 million while the average yield declined by 29 basis points to 4.45% when comparing the six-month periods ended June 30, 2020 and 2019.

In both comparable periods, interest income increases were mostly driven by higher average earning assets, primarily loans, that were offset by lower earning asset yields due to the addition of lower yielding PPP loans and the significant decline in the interest rate environment.

Interest Expense. Interest expense increased $37,000, or 1.7%, to $2.2 million for the three months ended June 30, 2020 over the comparable 2019 period. The average balance of total interest-bearing liabilities increased by $135.7 million, or 21.8%, to $756.9 million while interest rates on those balances decreased 23 basis points to an average of 1.19% when comparing the quarters ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, interest expense grew $668,000, or 16.8%, to $4.7 million from $4.0 million for the comparable 2019 period, as the average balance of total interest-bearing liabilities increased by $116.9 million, or 19.4%, year over year. The increase in the interest expense was partially offset by a decrease in the overall cost of average interest-bearing liabilities by 4 basis points to 1.30% for the first half of 2020 from the first half of 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the three months ended June 30, 2020 as compared to $780,000 for the comparable prior year period. Net charge-offs for the quarter ended June 30, 2020 totaled $303,000 compared to $105,000 for the respective period in 2019.

We recorded a $3.5 million provision for loan losses through the first six months of 2020 as compared to $1.6 million for the same six months in 2019, an increase of 121.5% period over period. For the six-month period ended June 30, 2020, net charge-offs were $837,000, an increase of $489,000, or 140.5%, when compared to the comparative 2019 period.

The increase in the provision was mainly attributable to the significant negative impact of the change in qualitative factors reflecting the diminished economic environment resulting from the COVID-19 pandemic and the resultant risk the pandemic poses for the Bank’s borrowers, which will likely lead to credit quality deterioration. The amount of increase in our loan loss allowance related to the economic environment was based, in part, on the amount of loans to borrowers that had their loan payments deferred because they had been negatively impacted by the pandemic.

Non-Interest Income. Non-interest income totaled $1.8 million for the three months ended June 30, 2020; an increase of $317,000, or 22.1%, from the comparable period in the prior year. Net gain on the sale of loans increased $690,000, or 274.9%, which was offset by a $219,000 decrease in service charges on deposit accounts, a $79,000 decrease in investment advisory income and a $110,000 decrease in other non-interest income.

Non-interest income increased $613,000, or 22.7%, to $3.3 million for the six months ended June 30, 2020. In the six months ended June 30, 2020, net gain on the sale of loans increased $989,000, or 237.2% while investment advisory income increased $20,000 to $562,000. These increases were offset by a $265,000 decrease in service charges on deposit accounts and a $124,000 decrease in other non-interest income affected primarily by increased amortization of mortgage servicing rights.

Non-Interest Expense. For the second quarter of 2020, non-interest expense decreased $283,000, or 4.0%, to $6.8 million over the comparable 2019 period.  The decrease was primarily due to decreased automobile loan expenses as automobile lending volumes decreased as a result of COVID-19. Fees such as dealer loan fees, appraisal and loan review fees were all substantially lower during the second quarter of 2020.

For the six months ended June 30, 2020, non-interest expense increased $98,000, or 0.7%, to $14.1 million over the comparative six-month period in 2019. Salaries and benefits increased $317,000, or 4.0%, which was primarily attributable to annual merit increases, production incentives and employee benefit expense increases. This increase was substantially offset by the decreased automobile loan fees described above.

Income Taxes. Income taxes increased by $54,000 for the three months ended June 30, 2020 as compared to the comparable period in 2019 as our income before income taxes increased.  Our effective tax rate for the three months ended June 30, 2020 was 21.0% compared to 20.0% for the three months ended June 30, 2019.

For the six months ended June 30, 2020, income taxes increased $136,000, or 25.7%, to $666,000 in the first half of 2020 from $530,000 for the comparable 2019 period. Our effective tax rate for the six months ended June 30, 2020 was 21.6% as compared to 19.9% for the six months ended June 30, 2019.

Average Balance Sheets for the Three and Six Months Ended June 30, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2020			2019
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(unaudited)
Assets:
Interest bearing depository accounts	$66,351	$13	0.08%	$1,403	$6	1.72%
Loans(1)	876,809	10,569	4.85%	731,075	9,401	5.16%
Available for sale securities	114,405	631	2.22%	115,448	713	2.48%
Total interest-earning assets	1,057,565	11,213	4.26%	847,926	10,120	4.79%
Non-interest-earning assets	61,092			52,040
Total assets	$1,118,657			$899,966
Liabilities and equity:
NOW accounts	$107,062	$61	0.23%	$98,201	$79	0.32%
Money market accounts	164,676	417	1.02%	133,054	436	1.31%
Savings accounts	136,898	89	0.26%	120,498	106	0.35%
Certificates of deposit	232,056	1,265	2.19%	181,778	994	2.19%
Total interest-bearing deposits	640,692	1,832	1.15%	533,531	1,615	1.21%
Escrow accounts	9,526	27	1.14%	8,732	26	1.19%
Federal Home Loan Bank advances	101,564	336	1.33%	73,840	498	2.71%
Subordinated debt	5,155	41	3.20%	5,155	60	4.67%
Other interest-bearing liabilities	116,245	404	1.40%	87,727	584	2.67%
Total interest-bearing liabilities	756,937	2,236	1.19%	621,258	2,199	1.42%
Non-interest-bearing deposits	230,116			164,911
Other non-interest-bearing liabilities	16,868			9,901
Total liabilities	1,003,921			796,070
Total stockholders’ equity	114,736			103,896
Total liabilities and stockholders’ equity	$1,118,657			$899,966
Net interest income		$8,977			$7,921
Interest rate spread			3.07%			3.37%
Net interest margin(2)			3.41%			3.75%
Average interest-earning assets to average interest-bearing liabilities			139.72%			136.49%

	For the Six Months Ended June 30,
	2020			2019
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$35,345	$24	0.14%	$3,716	$41	2.22%
Loans(1)	839,973	20,615	4.94%	713,530	18,116	5.12%
Available for sale securities	115,850	1,314	2.28%	111,330	1,321	2.39%
Total interest-earning assets	991,168	21,953	4.45%	828,576	19,478	4.74%
Non-interest-earning assets	59,968			52,292
Total assets	$1,051,136			$880,868
Liabilities and equity:
NOW accounts	$102,775	$119	0.23%	$96,165	$152	0.32%
Money market accounts	159,940	913	1.15%	134,409	851	1.28%
Savings accounts	130,571	169	0.26%	121,113	212	0.35%
Certificates of deposit	229,030	2,629	2.31%	172,843	1,764	2.06%
Total interest-bearing deposits	622,316	3,830	1.24%	524,530	2,979	1.15%
Escrow accounts	8,086	46	1.14%	7,548	44	1.18%
Federal Home Loan Bank advances	83,275	688	1.66%	64,283	853	2.68%
Subordinated debt	5,155	91	3.55%	5,583	111	4.01%
Other interest-bearing liabilities	96,516	825	1.72%	77,414	1,008	2.63%
Total interest-bearing liabilities	718,832	4,655	1.30%	601,944	3,987	1.34%
Non-interest-bearing deposits	202,986			163,182
Other non-interest-bearing liabilities	15,841			16,715
Total liabilities	937,659			781,841
Total stockholders’ equity	113,477			99,027
Total liabilities and stockholders’ equity	$1,051,136			$880,868
Net interest income		$17,298			$15,491
Interest rate spread			3.15%			3.40%
Net interest margin(2)			3.51%			3.77%
Average interest-earning assets to average interest-bearing liabilities			137.89%			137.65%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2019			June 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$7	$—	$7	$(19)	$2	$(17)
Loans receivable	1,672	(504)	1,168	3,137	(638)	2,499
Marketable securities	(7)	(75)	(82)	46	(53)	(7)
Total interest-earning assets	1,672	(579)	1,093	3,164	(689)	2,475
Interest expense:
Deposits	(62)	280	218	792	61	853
Escrow accounts	2	(1)	1	3	(2)	1
Federal Home Loan Bank advances	458	(621)	(163)	582	(748)	(166)
Subordinated debt	—	(19)	(19)	(8)	(12)	(20)
Total interest-bearing liabilities	398	(361)	37	1,369	(701)	668
Net increase in net interest income	$1,274	$(218)	$1,056	$1,795	$12	$1,807

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at June 30, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(unaudited)
400	$76,998	$(18,462)	(19.3)%	7.48%	(10.7)%
300	82,964	(12,496)	(13.1)%	7.86%	(6.1)%
200	89,269	(6,191)	(6.5)%	8.23%	(1.6)%
100	95,225	(235)	(0.2)%	8.55%	(2.1)%
0	95,460	—	—%	8.37%	—%
(100)	$75,166	$(20,294)	(21.3)%	6.46%	(22.8)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2020, $74.6 million of our assets were held in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $175,000 at June 30, 2020. As of June 30, 2020, we had $59.0 million of structured borrowings outstanding from the FHLB, of which $36.8 million is due within the next 12 months. We have access to FHLB advances of up to $564.1 million. As of June 30, 2020, we had $12.1 million of structured borrowings from the FRB under the PPP Lending Facility, which was paid in full on July 2, 2020.

At June 30, 2020, we had $95.9 million in loan commitments outstanding, which included $6.6 million in undisbursed construction loans, $10.5 million in unused home equity lines of credit, $61.5 million in commercial lines of credit, $11.7 million in future loan commitments and $5.6 million in standby letters of credit. Certificates of deposit due within one year of June 30, 2020 totaled $174.6 million, or 75.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $2.5 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $84.7 million and $67.5 million in the six months ended June 30, 2020 and 2019, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $96.2 million and $58.7 million in the six months ended June 30, 2020 and 2019, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $144.7 million and $25.4 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, interest-bearing deposits increased $68.1 million, while non-interest-bearing deposits increased $68.6 million over year-end 2019. For the six months ended June 30, 2019, deposit and borrowing cash flows were primarily offset by the return of unfulfilled offering subscriptions of $41.1 million related to our initial stock offering.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the six months ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2020, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

3.2

Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File no. 333-227266), filed with the Securities and Exchange Commission on September 27, 2019.)

4.0

Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

10.1

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to the Appendix A to the proxy statement for the 2020 Annual Meeting of Stockholders of Rhinebeck Bancorp, Inc. (File no. 001-38779), filed with the Securities and Exchange Commission on April 21, 2020.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 13, 2020	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 13, 2020	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer