Form 10-Q
period 2020-09-30
Rhinebeck Bancorp, Inc.
filed 2020-11-12
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

YES     ◻    NO   ⌧

As of November 1, 2020, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$51,581	$11,978
Available for sale securities (at fair value)	106,367	114,832
Loans receivable (net of allowance for loan losses of $10,563 and $5,954, respectively)	890,495	793,471
Federal Home Loan Bank stock	2,975	3,435
Accrued interest receivable	3,897	2,903
Cash surrender value of life insurance	18,788	18,457
Deferred tax assets (net of valuation allowance of $1,713 and $1,202, respectively)	3,318	2,255
Premises and equipment, net	18,886	18,338
Other real estate owned	1,127	1,417
Goodwill	1,410	1,410
Intangible assets, net	209	241
Other assets	13,525	5,209
Total assets	$1,112,578	$973,946
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$251,568	$179,236
Interest bearing	664,627	594,107
Total deposits	916,195	773,343

Mortgagors’ escrow accounts	4,031	8,106
Advances from the Federal Home Loan Bank	54,857	66,304
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	17,150	11,156
Total liabilities	997,388	864,064

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	45,895	45,869
Unearned common stock held by the employee stock ownership plan ("ESOP")	(3,982)	(4,146)
Retained earnings	75,725	72,152
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities, net of taxes	1,411	(195)
Defined benefit pension plan, net of taxes	(3,970)	(3,909)
Total accumulated other comprehensive loss	(2,559)	(4,104)
Total stockholders’ equity	115,190	109,882
Total liabilities and stockholders’ equity	$1,112,578	$973,946

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$10,386	$10,160	$31,001	$28,276
Interest and dividends on securities	476	655	1,790	1,976
Other income	12	10	36	51
Total interest and dividend income	10,874	10,825	32,827	30,303
Interest Expense
Interest expense on deposits	1,553	1,957	5,429	4,980
Interest expense on borrowings	293	404	1,072	1,368
Total interest expense	1,846	2,361	6,501	6,348
Net interest income	9,028	8,464	26,326	23,955
Provision for loan losses	2,250	450	5,705	2,010
Net interest income after provision for loan losses	6,778	8,014	20,621	21,945
Noninterest Income
Service charges on deposit accounts	558	729	1,705	2,141
Net realized loss on sales and calls of securities	—	—	(29)	(40)
Net gain on sales of loans	976	289	2,382	706
Increase in cash surrender value of life insurance	97	100	290	300
Net gain from sale of other real estate owned	42	—	42	—
Other real estate owned income	—	8	—	19
Gain on disposal of premises and equipment	13	—	13	—
Investment advisory income	380	225	942	767
Other	30	108	61	263
Total noninterest income	2,096	1,459	5,406	4,156
Noninterest Expense
Salaries and employee benefits	4,158	3,876	12,305	11,706
Occupancy	885	838	2,613	2,631
Data processing	325	353	1,040	1,003
Professional fees	380	361	1,055	987
Marketing	95	166	320	468
FDIC deposit insurance and other insurance	248	29	613	317
Other real estate owned expense	54	73	80	111
Amortization of intangible assets	11	10	32	32
Other	1,276	1,126	3,438	3,543
Total noninterest expense	7,432	6,832	21,496	20,798
Income before income taxes	1,442	2,641	4,531	5,303
Provision for income taxes	292	550	958	1,080
Net income	$1,150	$2,091	$3,573	$4,223

Earnings per common share:
Basic	$0.10	$0.20	$0.33	$0.39
Diluted	$0.10	$0.20	$0.33	$0.39

Weighted average shares outstanding, basic	10,732,321	10,710,500	10,726,867	10,705,046
Weighted average shares outstanding, diluted	10,732,321	10,710,500	10,726,867	10,705,046

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$1,150	$2,091	$3,573	$4,223
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(545)	474	2,006	3,680
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	—	29	40
Net unrealized (losses) gains on available for sale securities	(545)	474	2,035	3,720
Tax effect (a)	114	(99)	(429)	(781)
Unrealized (losses) gains on available for sale securities, net of tax	(431)	375	1,606	2,939
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	806	(50)	(291)	(111)
Reclassification adjustment for amortization of net actuarial losses (b)	71	110	214	289
Total	877	60	(77)	178
Tax effect (c)	(184)	(13)	16	(38)
Defined benefit pension plan gains (losses), net of tax	693	47	(61)	140
Other comprehensive income	262	422	1,545	3,079
Total Comprehensive Income	$1,412	$2,513	$5,118	$7,302

(a)

Includes $0 and $6 for the three and nine months ended September 30, 2020, respectively, and $0 and $8 for the three and nine months ended September 30, 2019, respectively, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other noninterest expense on the consolidated statements of income.
(c)

Includes $15 and $45 for the three and nine months ended September 30, 2020, respectively, and $23 and $61 for the three and nine months ended September 30, 2019, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	911	—	911
Other comprehensive income	—	—	—	—	1,096	1,096
Common Stock and proceeds of offering	111	45,754	—	—	—	45,865
Unearned common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	9	55	—	—	64

Balance at March 31, 2019	$111	$45,863	$(4,309)	$67,100	$(5,916)	$102,849

Net income	—	—	—	1,221	—	1,221
Other comprehensive income	—	—	—	—	1,561	1,561
Common Stock and proceeds of offering	—	(10)	—	—	—	(10)
ESOP shares committed to be allocated	—	8	54	—	—	62
Balance at June 30, 2019	$111	$45,861	$(4,255)	$68,321	$(4,355)	$105,683

Net income	—	—	—	2,091	—	2,091
Other comprehensive income	—	—	—	—	422	422
ESOP shares committed to be allocated	—	4	55	—	—	59

Balance at September 30, 2019	$111	$45,865	$(4,200)	$70,412	$(3,933)	$108,255

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55

Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

Net income	—	—	—	1,348	—	1,348
Other comprehensive loss	—	—	—	—	(1,602)	(1,602)
ESOP shares committed to be allocated	—	(17)	54	—	—	37

Balance at June 30, 2020	$111	$45,852	$(4,037)	$74,575	$(2,821)	$113,680

Net income	—	—	—	1,150	—	1,150
Other comprehensive income	—	—	—	—	262	262
ESOP shares committed to be allocated	—	(18)	55	—	—	37
Share-based compensation expense	—	61	—	—	—	61

Balance at September 30, 2020	$111	$45,895	$(3,982)	$75,725	$(2,559)	$115,190

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$3,573	$4,223
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	542	169
Net realized loss on sales and calls of securities	29	40
Net realized gain on sale of other real estate owned	(42)	—
Provision for loan losses	5,705	2,010
Loans originated for sale	(65,974)	(30,455)
Proceeds from sale of loans	68,745	30,985
Net gain on sale of loans	(2,382)	(706)
Amortization of intangible assets	32	32
Depreciation and amortization	1,014	969
Gain from disposal of premises and equipment	(13)	—
Deferred income tax benefit	(1,474)	(224)
Increase in cash surrender value of insurance	(290)	(300)
Increase in accrued interest receivable	(994)	(270)
Expense of earned ESOP shares	129	—
Share-based compensation expense	61	—
(Increase) decrease in other assets	(8,315)	1,213
Increase in accrued expenses and other liabilities	5,914	1,256
Net cash provided by operating activities	6,260	8,942
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	6,997	5,554
Proceeds from maturities and principal repayments of securities	28,142	11,952
Purchases of securities	(25,210)	(28,388)
Net sales (purchases) of FHLB Stock	460	(725)
Net increase in loans	(104,977)	(82,430)
Purchases of bank owned life insurance	(41)	(41)
Purchases of bank premises and equipment	(1,548)	(2,500)
Net increase of other real estate owned	(31)	—
Proceeds from sale of other real estate owned	2,221	180
Net cash used in investing activities	(93,987)	(96,398)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	151,023	31,429
Net (decrease) increase in time deposits	(8,171)	54,138
Decrease in mortgagors' escrow accounts	(4,075)	(4,032)
Net decrease in short-term debt	(2,223)	(13,954)
Net (decrease) increase in long-term debt	(9,224)	25,292
Proceeds of stock subscriptions	—	9,814
Return of unfulfilled stock subscriptions	—	(41,082)
Loan to ESOP	—	(4,364)
Offering expenses	—	(1,898)
Return of capital to Rhinebeck Bancorp, MHC	—	(121)
Net cash provided by financing activities	127,330	55,222
Net increase (decrease) in cash and due from banks	39,603	(32,234)
Cash and Due from Banks
Beginning balance	11,978	50,590
Ending balance	$51,581	$18,356
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$6,650	$6,243
Income taxes	$2,897	$1,040
Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,858	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its eleven branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of September 30, 2020, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the adoption of the equity incentive plan by the Company.  See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

declaration of the global pandemic indicated that almost all public commerce and related business activities were, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company to a degree. In March, the Federal Open Market Committee brought the target range for the federal funds rate to near zero. These reductions in interest rates and other economic effects of the COVID-19 outbreak has and will likely continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, noninterest income, the provision for loan losses and bad debts. Other financial impacts could occur though such potential impacts are unknown at this time.

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

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$92,779	$1,811	$(183)	$94,407
U.S. government agency securities	7,016	168	(3)	7,181
Municipal securities(1)	1,188	23	(5)	1,206
Corporate bonds	3,000	15	(17)	2,998
Other	597	—	(22)	575
Total	$104,580	$2,017	$(230)	$106,367

	December 31, 2019
U.S. government agency mortgage-backed securities–residential	$98,842	$464	$(828)	$98,478
U.S. government agency securities	12,049	53	(26)	12,076
Municipal securities(1)	1,384	17	(5)	1,396
Corporate bonds	2,250	25	(2)	2,273
Other	555	54	—	609
Total	$115,080	$613	$(861)	$114,832

[1]	The issuers of municipal securities are all within New York State.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$23,935	$(171)	$567	$(12)	$24,502	$(183)
U.S. government agency securities	2,000	(3)	—	—	2,000	(3)
Municipal Securities	495	(5)	—	—	495	(5)
Corporate Bonds	1,500	(17)	—	—	1,500	(17)
Other	537	(22)	—	—	537	(22)
Total	$28,467	$(218)	$567	$(12)	$29,034	$(230)

	December 31, 2019
U.S. government agency mortgage-backed securities-residential	$35,612	$(302)	$27,252	$(526)	$62,864	$(828)
U.S. government agency securities	—	—	7,001	(26)	7,001	(26)
Municipal Securities	490	(5)	—	—	490	(5)
Corporate Bonds	749	(2)	—	—	749	(2)
Total	$36,851	$(309)	$34,253	$(552)	$71,104	$(861)

At September 30, 2020, the Company had 32 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $230 with an aggregate depreciation of 0.80% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2020.

The amortized cost and fair value of available for sale debt securities at September 30, 2020 and December 31, 2019, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$—	$—	$175	$175
After 1 but within 5 years	2,000	1,997	7,027	7,001
After 5 but within 10 years	8,299	8,487	7,806	7,899
After 10 years	905	901	675	670
Total Maturities	11,204	11,385	15,683	15,745

Mortgage-backed securities	92,779	94,407	98,842	98,478
Other	597	575	555	609
Total	$104,580	$106,367	$115,080	$114,832

At September 30, 2020 and December 31, 2019, available for sale securities with a carrying value of $21,829 and $23,782, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2020 and December 31, 2019, $556 and $726 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the nine months ended September 30, 2020, there was $6,997 in proceeds from the sales of available for sale securities with $29 in gross losses realized.

3.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2020	2019
Commercial real estate loans:
Construction	$9,456	$20,354
Non-residential	245,415	228,157
Multi-family	29,991	20,129
Residential real estate loans	40,605	43,726
Commercial and industrial loans(1)	170,663	90,554
Consumer loans:
Indirect automobile	372,863	360,569
Home equity	14,961	16,276
Other consumer	9,186	9,752
Total gross loans	893,140	789,517
Net deferred loan costs	7,918	9,908
Allowance for loan losses	(10,563)	(5,954)
Total net loans	$890,495	$793,471

(1)	Includes $91,729 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at September 30, 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

At September 30, 2020 and December 31, 2019, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,295 and $2,684, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	September 30, 2020
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$9,456	$—	$—	$9,456
Non-residential	240,491	2,803	2,121	245,415
Multifamily	29,991	—	—	29,991
Residential real estate	37,921	—	2,684	40,605
Commercial and industrial	168,838	1,068	757	170,663
Consumer:
Indirect automobile	371,963	—	900	372,863
Home equity	14,465	—	496	14,961
Other consumer	9,121	—	65	9,186
Total	$882,246	$3,871	$7,023	$893,140

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,354	$—	$—	$20,354
Non-residential	219,485	4,285	4,387	228,157
Multifamily	19,744	—	385	20,129
Residential real estate	41,385	—	2,341	43,726
Commercial and industrial	88,874	597	1,083	90,554
Consumer:
Indirect automobile	359,616	—	953	360,569
Home equity	15,861	—	415	16,276
Other consumer	9,741	—	11	9,752
Total	$775,060	$4,882	$9,575	$789,517

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$9,456	$—	$—	$—	$9,456	$—
Non-residential	242,332	212	1,580	1,291	245,415	1,291
Multifamily	29,991	—	—	—	29,991	—
Residential real estate	38,779	644	—	1,182	40,605	2,684
Commercial and industrial	170,152	285	—	226	170,663	422
Consumer:
Indirect automobile	365,445	5,473	1,049	896	372,863	900
Home equity	14,374	4	185	398	14,961	496
Other consumer	9,061	38	23	64	9,186	65
Total	$879,590	$6,656	$2,837	$4,057	$893,140	$5,858

	December 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,354	$—	$—	$—	$20,354	$—
Non-residential	222,953	409	884	3,911	228,157	3,911
Multifamily	19,744	—	—	385	20,129	385
Residential real estate	42,403	427	116	780	43,726	2,341
Commercial and industrial	89,401	288	198	667	90,554	905
Consumer:
Indirect automobile	351,840	6,494	1,294	941	360,569	953
Home equity	15,726	142	91	317	16,276	415
Other consumer	9,492	201	48	11	9,752	11
Total	$771,913	$7,961	$2,631	$7,012	$789,517	$8,921

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	September 30, 2020
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,291	$2,206	$—	$3,579
Multifamily	—	—	—	281
Residential real estate	2,684	3,102	—	2,479
Commercial and industrial	373	608	—	566
Consumer:				—
Indirect automobile	155	190	—	345
Home equity	496	529	—	466
Other consumer	63	63	—	23
Total	$5,062	$6,698	$—	$7,739
With an allowance recorded:
Commercial and industrial	$49	$49	$24	$25
Consumer:
Indirect automobile	745	787	204	529
Other consumer	2	2	2	1
Total	$796	$838	$230	$555
Total:
Commercial real estate:
Non-residential	$1,291	$2,206	$—	$3,579
Multifamily	—	—	—	281
Residential real estate	2,684	3,102	—	2,479
Commercial and industrial	422	657	24	591
Consumer:
Indirect automobile	900	977	204	874
Home equity	496	529	—	466
Other consumer	65	65	2	24
Total	$5,858	$7,536	$230	$8,294

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At September 30, 2020 and December 31, 2019, the same three loans totaling $1,600 and $1,659, included in impaired loans, were identified as TDRs. There were no new TDRs in 2019 or the first nine months of 2020. At September 30, 2020 and December 31, 2019, all TDR loans were performing in accordance with their restructured terms. At September 30, 2020 and December 31, 2019, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $289,538 and $270,730 as of September 30, 2020 and December 31, 2019, respectively.

The balance of capitalized servicing rights, included in other assets at September 30, 2020 and December 31, 2019, were $2,319 and $2,226, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended September 30, 2020 or the year ended December 31, 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,673	$125	$859	$4,779	$136	$8,572
Provision for loan losses	1,217	4	366	653	10	2,250
Loans charged-off	—	—	(88)	(499)	(3)	(590)
Recoveries	4	—	(3)	325	5	331
Ending balance	$3,894	$129	$1,134	$5,258	$148	$10,563

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,252	$305	$1,895	$3,606	$800	$7,858
Provision for loan losses	(79)	(49)	(276)	898	(44)	450
Loans charged-off	—	—	(43)	(494)	(67)	(604)
Recoveries	—	—	14	173	12	199
Ending balance	$1,173	$256	$1,590	$4,183	$701	$7,903

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2020

Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	1,881	30	651	3,114	29	5,705
Loans charged-off	—	—	(127)	(1,688)	(21)	(1,836)
Recoveries	4	—	7	715	14	740
Ending balance	$3,894	$129	$1,134	$5,258	$148	$10,563
Ending balance:
Loans deemed impaired	$—	$—	$24	$204	$2	$230
Loans not deemed impaired	$3,894	$129	$1,110	$5,054	$146	$10,333
Loan receivables:
Ending balance	$284,862	$40,605	$170,663	$372,863	$24,147	$893,140
Ending balance:
Loans deemed impaired	$1,291	$2,684	$422	$900	$561	$5,858
Loans not deemed impaired	$283,571	$37,921	$170,241	$371,963	$23,586	$887,282

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	93	(67)	89	1,930	(35)	2,010
Loans charged-off	—	—	(55)	(1,413)	(82)	(1,550)
Recoveries	—	3	14	751	29	797
Ending balance	$1,173	$256	$1,590	$4,183	$701	$7,903
Ending balance:
Loans deemed impaired	$—	$—	$—	$118	$6	$124
Loans not deemed impaired	$1,173	$256	$1,590	$4,065	$695	$7,779
Loan receivables:
Ending balance	$245,704	$41,344	$88,187	$354,394	$27,469	$757,098
Ending balance:
Loans deemed impaired	$4,238	$2,657	$674	$673	$531	$8,773
Loans not deemed impaired	$241,466	$38,687	$87,513	$353,721	$26,938	$748,325

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2019
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$—	$107
Loans not deemed impaired	$2,009	$99	$603	$3,010	$126	$5,847
Loan receivables:
Ending balance	$268,640	$43,726	$90,554	$360,569	$26,028	$789,517
Ending balance:
Loans deemed impaired	$4,296	$2,341	$905	$953	$426	$8,921
Loans not deemed impaired	$264,344	$41,385	$89,649	$359,616	$25,602	$780,596

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	September 30,	December 31,
	2020	2019
Land	$3,690	$3,690
Buildings and improvements	25,941	25,371
Furniture, fixtures and equipment	12,865	12,090
Construction in process	484	267
Total	42,980	41,418
Less accumulated depreciation	(24,094)	(23,080)
Net	$18,886	$18,338

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Goodwill

The carrying value of goodwill did not change and was $1,410, while the accumulated impairment remained at $1,116, at both September 30, 2020 and December 31, 2019.

During the third quarter, the Company considered the facts, circumstances and general economic declines as a result of COVID-19 and accordingly, performed a qualitative impairment analysis. The Company determined that no write-down was required for the first nine months of 2020 or 2019.

6.    Intangible Assets

The changes in the carrying value of customer list intangible are as follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2020	2019
Beginning balance	$241	$284
Amortization	(32)	(43)

Ending balance	$209	$241
Accumulated amortization and impairment	$738	$706

The value assigned to customer list intangibles is based upon a multiple of the amount of commission revenue generated from the identified premiums. The customer lists are expected to have useful lives of 13 years and 4 months. The Company recognized $32 and $43 of amortization expense related to its intangible assets for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The Company recognized $11 of amortization expense for the three months ended September 30, 2020.

Impairment exists when a reporting unit’s carrying value exceeds it fair value. At September 30, 2020, the Company’s reporting unit had positive equity and in the third quarter, the Company elected to perform a qualitative assessment and determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying value,  resulting in no impairment.

As of September 30, 2020, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2020	$10
2021	42
2022	42
2023	42
2024	42
Thereafter	31
Total	$209

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

7.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2020	2019
Noninterest bearing demand deposits	$251,568	$179,236
Interest bearing accounts:
NOW	126,653	95,572
Savings	148,591	121,139
Money market	178,905	158,747
Time certificates of deposit	210,478	218,649
Total interest bearing accounts	664,627	594,107
Total deposits	$916,195	$773,343

Included in time certificates of deposit at September 30, 2020 and December 31, 2019 were reciprocal deposits totaling $32,236 and $21,270, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $36,286 and $44,605 as of September 30, 2020 and December 31, 2019, respectively.

Contractual maturities of time certificates of deposit at September 30, 2020 are summarized below:

September 30,
2020
Within 1 year	$135,144
1 – 2 years	50,548
2 – 3 years	8,332
3 – 4 years	7,625
4 – 5 years	8,829
Total	$210,478

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2020 and December 31, 2019, the Bank had access to a preapproved secured line of credit with the FHLB of $556,202 and $486,906, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2020 and

December 31, 2019, the Bank had pledged assets of $176,487 and $168,230, respectively. At September 30, 2020, the Bank also had structured borrowings with the FHLB in the amount of $54,857.

The outstanding principal amounts and the related terms and rates at September 30, 2020 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
1 year bullet	10,000	March 26, 2021	0.80%	10,000	—
2 year amortizing	3,809	May 17, 2021	2.53%	3,809	—
2 year bullet	10,000	May 17, 2021	2.46%	10,000	—
3 year amortizing	2,583	May 17, 2021	2.92%	2,583	—
3 year amortizing	5,924	May 16, 2022	2.49%	3,353	2,571
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
3 year amortizing	12,541	February 28, 2023	1.32%	4,967	7,574
Total	$54,857	Weighted Average Rate	1.92%	$34,712	$20,145

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2020 or December 31, 2019.

Subordinated Debt

As part of the reorganization completed on January 16, 2019, the Company assumed both the common securities and related obligations of RSB Capital Trust I (“Trust”). The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.26% at September 30, 2020 and 3.91% at December 31, 2019) mature on May 23, 2035.

Other Borrowings

The Bank was a participant in the Federal Reserve’s PPP Lending Facility which allowed us to present the PPP loans we originated as collateral for 100% principal funding at the Federal Reserve’s discount window. The term

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

of the borrowings under the lending facility mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. During the second quarter, we received $70,100 in funding which was repaid in full on July 2, 2020.

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2020 or December 31, 2019.

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of September 30, 2012, the effective date on which, the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2020	2019
Projected and accumulated benefit obligation	$(22,160)	$(20,953)
Plan assets at fair value	21,835	20,628
Funded status included in accrued expenses and other liabilities	$(325)	$(325)

The net periodic pension cost and amounts recognized in other comprehensive income (loss) are as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2020	2019
Interest cost	$502	$555
Expected return on plan assets	(1,691)	(705)
Amortization of unrecognized loss	1,266	328
Net periodic cost	$77	$178

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of September 30, 2020 the investment funds included seven equity funds and four fixed income funds comprised of three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company did not make a contribution to the plan in the first nine months of 2020 or 2019.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$16,423	$—	$—	$16,423
Equity	5,412	—	—	5,412
Total assets at fair value	$21,835	$—	$—	$21,835

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,372	$—	$—	$15,372
Equity	5,256	—	—	5,256
Total assets at fair value	$20,628	$—	$—	$20,628

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

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $732 and $643 for the nine months ended September 30, 2020 and 2019, respectively.

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2020 and December 31, 2019, total amounts due of $2,221 and $2,086, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $131 and $91 for the nine months ended September 30, 2020 and 2019, respectively, which were included in other noninterest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2020 and December 31, 2019, $1,214 and $1,163, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $419 and $405 for the nine months ended September 30, 2020 and 2019, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,373 and $1,330, respectively, at September 30, 2020 and December 31, 2019. The Company recognized expenses of $43 and $40 for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,140 and $2,123, at September 30, 2020 and December 31, 2019, respectively. The Company recognized expenses of $65 and $67 for the nine months ended September 30, 2020 and 2019, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.75% at January 1, 2020). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2020 was $4,229.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

September 30, 2020
Allocated	21,821
Committed to be allocated	16,362
Unallocated	398,242
Total shares	436,425

The fair value of unallocated shares was $2,517 at September 30, 2020.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2020 and 2019 was $129 and $185, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “EIP”).  The  EIP authorizes the issuance or delivery to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represent 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the stock offering of Rhinebeck Bancorp, including the shares issued to Rhinebeck Bancorp, MHC.

Pursuant to terms of the EIP, the Board of Directors has granted restricted stock and stock options to employees and directors, effective August 25, 2020. All of the awards granted to date vest annually over a three-year period from the date of the grant and the maximum term of each option is ten years. As of September 30, 2020, there were 112,146 stock options and 48,443 restricted stock awards that remain available for future grants.

The fair value of each option award for the EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company follows SEC safe-harbor guidelines when determining the expected term of the options granted. The assumptions used and fair value for options granted as of September 30, 2020 are as follows:

September 30, 2020
Expected term (years)	6
Expected dividend yield	0%
Expected volatility	25.7%
Risk-free interest rate	0.28%
Fair value of options granted	$1.67

A summary of options under the 2020 EIP as of September 30, 2020, is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Contractual Term
	Shares	Exercise Price	(in Years)
Options outstanding at beginning of year	-	$-	-
Options granted	433,385	6.57	6.00
Options exercised	-	-	-
Forfeited	-	-	-
Options outstanding at September 30, 2020	433,385	$6.57	6.00
Options exercisable at September 30, 2020	-	-	-

The options did not have an aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, at September 30, 2020, as the closing stock price of $6.32 was less than the weighted average exercise price. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2020.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2020:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested restricted stock at beginning of year	-	$-
Granted	169,769	6.57
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at end of year	169,769	$6.57

The aggregate grant date fair value of the options and restricted stock granted as of September 30, 2020 was $723 and $1,115, respectively.

For the nine months ended September 30, 2020, share-based compensation under the plan was $61,000.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

10.  Leases

As of September 30, 2020, the Company leases real estate for seven branch offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of  financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2020 to 2035, some of which include lessee options to extend the lease term. If  the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 12.9 years as of September 30, 2020. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.61% in determining the lease liability as of September 30, 2020.

For the nine months ended September 30, 2020, total operating lease costs were $441 and were included in occupancy and other expense. Deferred rent liability was $185 at September 30, 2020 and $213 at December 31, 2019. The right-of-use asset, included in other assets, was $6,407 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,407 as of September 30, 2020.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

Years ending December 31:
2020	$159
2021	637
2022	593
2023	570
2024	566
Thereafter	5,086
Total future minimum lease payments	7,611
Amounts representing interest	(1,204)
Present Value of Net Future Minimum Lease Payments	$6,407

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2020	2019
Commitments to extend credit summarized as follows:
Future loan commitments	$14,189	$9,881
Undisbursed construction loans	4,675	10,202
Undisbursed home equity lines of credit	10,546	10,277
Undisbursed commercial and other line of credit	64,716	59,234
Standby letters of credit	5,681	5,290
Total	$99,807	$94,884

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$118,861	13.60%	$69,936	8.00%	$87,420	10.00%
Tier 1 capital (to risk-weighted assets)	108,298	12.39%	52,452	6.00%	69,936	8.00%
Common equity tier one capital (to risk weighted assets)	108,298	12.39%	39,339	4.50%	56,823	6.50%
Tier 1 capital (to average assets)	108,298	9.67%	44,815	4.00%	56,018	5.00%

	December 31, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$109,799	12.83%	$68,481	8.00%	$85,602	10.00%
Tier 1 capital (to risk-weighted assets)	103,845	12.13%	51,361	6.00%	68,481	8.00%
Common equity tier one capital (to risk weighted assets)	103,845	12.13%	38,521	4.50%	55,641	6.50%
Tier 1 capital (to average assets)	103,845	10.84%	38,325	4.00%	47,907	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2020
U.S. government agency mortgage-backed securities-residential	$94,407	$—	$94,407	$—
U.S. government agency securities	7,181	—	7,181	—
Municipal securities	1,206	—	1,046	160
Corporate Bonds	2,998	—	2,998	—
Other	575	—	575	—
Total	$106,367	$—	$106,207	$160

	December 31, 2019
U.S. government agency mortgage-backed securities – residential	$98,478	$—	$98,478	$—
U.S. government agency securities	12,076	—	12,076	—
Municipal securities	1,396	—	1,216	180
Corporate Bonds	2,273	—	2,273	—
Other	609	—	609	—
Total	$114,832	$—	$114,652	$180

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2020
Impaired loans, with specific reserves	$566	$—	$—	$566
Other real estate owned	1,127	—	—	1,127
Total	$1,693	$—	$—	$1,693

	December 31, 2019
Impaired loans	$239	$—	$—	$239
Other real estate owned	1,417	—	—	1,417
Total	$1,656	$—	$—	$1,656

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2020

Impaired loans	$566	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,127	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2019
Impaired loans	$239	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,417	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	September 30,		December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$51,581	$51,581	$11,978	$11,978
Available for sale securities (Level 2)	106,367	106,367	114,832	114,832
FHLB stock (Level 2)	2,975	2,975	3,435	3,435
Loans, net (Level 3)	890,495	901,219	793,471	796,262
Accrued interest receivable (Level 2)	3,897	3,897	2,903	2,903
Mortgage servicing rights (Level 3)	2,319	3,431	2,226	4,137
Financial Liabilities:
Deposits (Level 2)	916,195	938,060	773,343	762,272
Mortgagors escrow accounts (Level 2)	4,031	4,037	8,106	8,107
FHLB advances (Level 2)	54,857	55,862	66,304	66,724
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155

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

15.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)
Other comprehensive loss before reclassifications	637	(431)	206
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Period change	693	(431)	262
Balance at September 30, 2020	$(3,970)	$1,411	$(2,559)

Balance at June 30, 2019	$(4,343)	$(12)	$(4,355)
Other comprehensive (loss) gain before reclassifications	(24)	375	351
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	47	375	422
Balance at September 30, 2019	$(4,296)	$363	$(3,933)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive (loss) gain before reclassifications	(230)	1,583	1,353
Amounts reclassified from accumulated other comprehensive loss	169	23	192
Period change	(61)	1,606	1,545
Balance at September 30, 2020	$(3,970)	$1,411	$(2,559)

Balance at December 31, 2018	$(4,436)	$(2,576)	$(7,012)
Other comprehensive (loss) gain before reclassifications	(72)	2,907	2,835
Amounts reclassified from accumulated other comprehensive loss	212	32	244
Period change	140	2,939	3,079
Balance at September 30, 2019	$(4,296)	$363	$(3,933)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

16.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. For the three and nine months ended September 30, 2020, there were 433,385 options and 169,769 shares of nonvested restricted stock outstanding at an average weighted price of $6.57 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. There were no potentially dilutive common stock equivalents for the three and nine months ended September 30, 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income applicable to common stock	$1,150	$2,091	$3,573	$4,223

Average number of common shares outstanding	11,133,290	11,133,290	11,133,290	11,133,290
Less: Average unearned ESOP shares	400,969	422,790	406,423	428,244
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	10,732,321	10,710,500	10,726,867	10,705,046

Earnings per Common share:
Basic	$0.10	$0.20	$0.33	$0.39
Diluted	$0.10	$0.20	$0.33	$0.39

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

17.  Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Rhinebeck Bancorp, Inc. evaluated all events or transactions that occurred after September 30, 2020 through the date of the issued financial statements.

On October 26, 2020, the Bank and ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., executed a purchase and assumption agreement (the “Agreement”) providing for the acquisition by the Bank of the two ConnectOne branch offices located in Monroe and Warwick, New York.  In accordance with the Agreement, the Bank will assume certain customer deposits and certain other assets and liabilities associated with those branch offices.  The transaction is expected to close late in the fourth quarter of 2020 or early in the first quarter of 2021, subject to regulatory approval and other customary closing conditions.

Other than what is noted above, no other events meeting the requirements of disclosure arose during the time period from September 30, 2020 through the date of the issued financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. As of September 30, 2020, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of an additional disclosure for the equity incentive plan as stated below.

The Company maintains an equity incentive plan to provide for issuance or granting of shares of common stock for stock options or restricted stock. The Company has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

Impact of COVID-19

The COVID-19 pandemic in the United States is expected to continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. On that date, the Governor announced a statewide stay-at-home order, also known as the NYS on PAUSE Program, with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remain limited and many people still engage in limited activities. As a result of the pandemic, the state has experienced an increase in unemployment levels from an average of 3.7% in December of 2019 to 9.7% as of September 30, 2020.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted a range of policy responses to the COVID-19 pandemic, including the following:

● The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.

● On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”)  Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program (later increased to $660 billion) administered through the PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

Pandemic Operational Preparations & Status.

Since mid-March, the Company and the Bank have felt the impact of this global pandemic. In response to the state of emergency, the Bank had temporarily suspended lobby services, which were re-opened on June 1, 2020.  Drive-thru, mobile, and online banking had become the Bank’s primary channels of serving customers during that time and remain important channels as New York State starts to move through phases of reopening. Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all office, drive-thru locations and ATM terminals. A Work Place Safety Program was established in May to provide employees a safe and healthy work place. A phased/staggered return of non-branch staff began in June and the majority of our employees have returned to the office. The wearing of face masks is mandatory in all Bank locations and employee wellness is monitored daily. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

We expect that the COVID-19 pandemic and the specific developments referred to above could have a significant negative impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Loan Composition & Activity.

The following table provides information with respect to our commercial and industrial and commercial real estate loans by type at September 30, 2020 (dollars in thousands).

	September 30, 2020
Commercial loans:	Number of Loans	Balance	Percent

	(unaudited)
Accommodation and Food Services	155	$23,743	5.21%
Administrative and Support and Waste Management and Remediation Services	99	6,740	1.48%
Agriculture, Forestry, Fishing and Hunting	24	4,462	0.98%
Arts, Entertainment and Recreation	51	8,810	1.93%
Construction	274	26,025	5.71%
Educational Services	16	4,703	1.03%
Finance and Insurance	24	1,642	0.36%
Health Care and Social Assistance	141	21,534	4.73%
Information	14	1,430	0.31%
Loans to Individuals	366	71,143	15.62%
Management of Companies and Enterprises	1	1,539	0.34%
Manufacturing	103	18,925	4.15%
Mining	5	345	0.08%
Other Services	131	10,331	2.28%
Professional, Scientific and Technical Services	117	11,654	2.56%
Real Estate and Rental and Leasing	453	207,667	45.59%
Retail Trade	135	21,722	4.77%
Transportation and Warehousing	49	2,706	0.59%
Wholesale Trade	37	10,404	2.28%
Total loans	2,195	$455,525	100.00%

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

We are participating in the Paycheck Protection Program (“PPP”) stemming from the CARES Act passed by Congress as a stimulus response to the potential economic impacts of COVID-19.  The program discontinued accepting new loan applications on August 8, 2020. As of September 30, 2020, we had received 695 applications for $92.8 million of loans under the PPP. We received SBA approval for 674 applications totaling $92.0 million and all had been funded. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $3.3 million at September 30, 2020. We recorded amortization of net deferred loan origination fees of $663,000 and $1.2 million on PPP loans for the three and nine months ended September 30, 2020, respectively. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. To assure adequate funding of the additional loan demand, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed us to present these loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. As of September 30, 2020, we had received and repaid $70.1 million in such funding, as overall Bank liquidity remained better than expected.

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

For consumer borrowers, the Bank is providing deferment of payments for indirect and direct automobile loans for up to sixty (60) days and an additional thirty (30) days, if needed. We are also providing forbearance to our residential real estate  borrowers which allows them to defer their principal and interest payments for up to ninety (90) days and an option for an additional ninety (90) days, if needed. In addition, for commercial borrowers we are providing deferment and forbearance options that include interest-only and tax escrow only payments. Some borrowers meeting the Bank’s underwriting criteria have been granted working capital loans to provide financial assistance. These deferrals are maintained within the CARES Act guidance and have not exceeded twelve consecutive months of deferred payment.

As of September 30, 2020, the Bank had approved 2,042 CARES Act loan deferrals totaling $118.0 million, not including 141 loans, totaling $25.3 million, of loans previously sold in the secondary market and serviced for others. As of that date, 93.6% of the Bank-owned loans, with balances of $115.0 million, were performing in accordance to their contractual terms. The majority of the modifications granted to customers expired during the third quarter of 2020, and at September 30, 2020, we had 192 loans totaling $27.2 million of remaining deferrals outstanding. Pursuant to the CARES Act, these loan deferrals are not included in our non-performing loans.

Details with respect to the approved Bank-owned deferral requests as of September 30, 2020 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate

Commercial real estate loans:	(unaudited)
Non-residential	62	$59,952	4.2%
Multi-family	4	2,721	4.4%
Residential real estate loans	17	5,275	4.8%
Commercial and industrial loans	131	15,721	5.1%
Consumer loans:
Indirect automobile	1,746	32,629	7.8%
Home equity	10	590	3.8%
Other consumer	72	1,073	6.3%
Total loans	2,042	$117,961	5.4%

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets were $1.11 billion at September 30, 2020, representing an increase of $138.6 million, or 14.2%, compared to $973.9 million at December 31, 2019. The increase was primarily related to increases in loans, cash and the establishment of the right-of-use lease asset, which was $6.4 million at September 30, 2020 and is included in other assets.

Cash and Due from Banks. Cash and due from banks increased $39.6 million, or 330.6%, to $51.6 million at September 30, 2020 from $12.0 million at December 31, 2019 primarily due to an increase in deposits held at the Federal Reserve Bank of New York.

Investment Securities Available for Sale. Investment securities available for sale decreased $8.5 million, or 7.4%, to $106.4 million at September 30, 2020 from $114.8 million at December 31, 2019. This decrease was primarily due to principal pay-downs of $28.1 million and sales and calls of $7.0 million offset by purchases of mortgage backed securities of $25.2 million and an increase in net unrealized gains of $2.0 million.

Net Loans. Total net loans receivable were $890.5 million at September 30, 2020, an increase of $97.0 million, or 12.2%, as compared to $793.5 million at December 31, 2019. The increase was primarily due to $89.6 million of net outstanding SBA PPP loan balances. The increase in net commercial real estate loans totaled $16.2 million, or 6.0%, as compared to December 31, 2019. Our net indirect auto loan balances increased $12.3 million or 3.4% over the first nine months of 2020. During the same period our allowance for loan losses increased $4.6 million, or 77.4%, to reflect the growth in our portfolio and the significant negative impact of the change in the quantitative and qualitative factors due to the COVID-19 pandemic.

Non-accrual loans decreased $3.1 million, or 34.3%, to $5.9 million between year-end 2019 and September 30, 2020. During the same timeframe non-performing assets decreased $3.4 million, or 32.4%, to $7.0 million at September 30, 2020.

Total Liabilities. Total liabilities increased $133.3 million, or 15.4%, to $997.4 million at September 30, 2020, primarily due to an increase in deposits of $142.9 million and the establishment of the lease liability included in accrued expenses and other liabilities of $6.4 million, offset by a decrease of $11.4 million in FHLB advances and a $4.1 million decrease in mortgagors’ escrow accounts.

Deposits. Deposits increased $142.9 million, or 18.5%, to $916.2 million at September 30, 2020. Interest bearing accounts grew $70.5 million, or 11.9%, to $664.6 million while non-interest bearing balances increased $72.3 million, or 40.4%, finishing the third quarter at $251.6 million. The increase in deposits was primarily due to the inflow of cash from PPP loans and an apparent flight to safety as investors fled the stock market’s volatility.

Borrowed Funds. Advances from the FHLB decreased $11.4 million from $66.3 million at December 31, 2019 to $54.9 million at September 30, 2020 as the Company was able to utilize deposit growth to fund asset growth.

Stockholders’ Equity. Stockholders’ equity increased $5.3 million to $115.2 million, primarily due to net income of $3.6 million and an increase in net unrealized gains on available for sale securities of $1.6 million. At September 30, 2020, the Company’s book value per share was $10.35. At September 30, 2020, the Company’s ratio of stockholders’ equity-to-total assets was 10.4%. Unearned common stock held by the Bank’s employee stock ownership plan was $4.0 million at September 30, 2020.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2020 and September 30, 2019

Net Income. Net income for the three months ended September 30, 2020 decreased $941,000, or 45.0%, to $1.2 million, or $0.10 per basic and diluted share, compared to net income of $2.1 million, or $0.20 per basic and diluted share, for the three months ended September 30, 2019. Interest and dividend income increased $49,000, or 0.5%, interest expense decreased $515,000, or 21.8%, the provision for loan losses increased $1.8 million or 400.0%, noninterest income increased $637,000, or 43.7%, while other expenses and taxes increased $342,000, or 4.6%, between comparable quarters.

For the nine months ended September 30, 2020, net income was $3.6 million, or $0.33 per basic and diluted share, compared to $4.2 million, or $0.39 per basic and diluted share, for the nine months ended September 30, 2019. Interest income increased by $2.5 million, or 8.3%, and noninterest income increased $1.3 million, or 30.1%, between the two nine-month periods. These revenue gains were offset by a $153,000, or 2.4%, increase in interest expense, a $3.7 million, or 183.8%, increase in the provision for loan losses, and a $576,000, or 2.6%, increase in other noninterest and tax expenses during the equivalent timeframes.

Net Interest Income. Net interest income increased $564,000, or 6.7%, to $9.0 million for the three months ended September 30, 2020 compared to the quarter ended September 30, 2019. The ratio of average interest-earning assets to average interest-bearing liabilities improved 4.6% to 143.16% while our net interest margin declined by 45 basis points to 3.40% when comparing the third quarter of 2020 to the same period in 2019.

For the nine months ended September 30, 2020, net interest income increased $2.4 million, or 9.9%, to $26.3 million from $24.0 million for the comparable 2019 period. Overall there was a 33 basis point decline in net interest margin to 3.47%, when comparing the respective nine month periods, while the ratio of average interest-earning assets to average interest-bearing liabilities improved 1.7% to 139.69%.

The decline in the net interest margin for the three- and nine-month periods was primarily due to lower earning asset yields which have fallen due to the significant decline in the interest rate environment and the addition of lower yielding PPP loans.

Interest Income. Interest income increased $49,000, or 0.5%, to $10.9 million for the three months ended September 30, 2020 from $10.8 million for the comparable 2019 period. The average balances of interest-earning assets increased by $184.8 million, or 21.2%, to $1.06 billion while the average yield decreased by 83 basis points to 4.09%.

For the nine months ended September 30, 2020, interest income increased $2.5 million, or 8.3%, to $32.8 million from $30.3 million for the nine months ended September 30, 2019. The average balance of interest-earning assets increased by $170.0 million, or 20.2%, to $1.01 billion while the average yield declined by 47 basis points to 4.33% when comparing the nine-month periods ended September 30, 2020 and 2019.

In both comparable periods, interest income increases were mostly driven by higher average earning asset balances, primarily loans, that were offset by lower earning asset yields due to the addition of lower yielding PPP loans and the significant decline in the interest rate environment. Also impacting the period was an interest reserve of $435,000 set up to reflect anticipated shortfalls in expected interest accruals as a result of deferred loans that may fail to resume normal payments when their deferral periods end.

Interest Expense. Interest expense decreased $515,000, or 21.8%, to $1.8 million for the three months ended September 30, 2020 over the comparable 2019 period. The average balance of total interest-bearing liabilities increased by $100.9 million, or 15.8%, to $738.7 million while interest rates on those balances decreased 48 basis points to 0.99% when comparing the quarters ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020, interest expense grew $153,000, or 2.4%, to $6.5 million from $6.3 million for the comparable 2019 period, as the average balance of total interest-bearing liabilities increased by $111.5 million, or 18.2%, year over year. The increase in the interest expense was partially offset by a decrease in the overall cost of average interest-bearing liabilities by 18 basis points to 1.20% for the first nine months of 2020 from the first nine months of 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $2.3 million for the three months ended September 30, 2020 as compared to $450,000 for the comparable prior year period. Net charge-offs for the quarter ended September 30, 2020 totaled $259,000 compared to $405,000 for the respective period in 2019.

We recorded a $5.7 million provision for loan losses through the first nine months of 2020 as compared to $2.0 million for the same nine months in 2019, an increase of 183.8% period over period. For the nine-month period ended September 30, 2020, net charge-offs were $1.1 million, an increase of $343,000, or 45.6%, when compared to the comparative 2019 period.

The increase in the provision was mainly attributable to the significant negative impact of the change in both qualitative and quantitative factors reflecting the diminished economic environment and the resultant increased financial risk for the Bank’s borrowers, which will likely lead to some credit quality deterioration. The amount of increase in our loan loss allowance related to the economic environment was based, in part, on the amount of loans to borrowers that had their loan payments deferred.

Non-Interest Income. Non-interest income totaled $2.1 million for the three months ended September 30, 2020; an increase of $637,000, or 43.7%, from the comparable period in the prior year. Net gain on the sale of loans increased $687,000, or 237.7% and investment advisory income increased by $155,000, or 68.9%. These gains were offset by a $171,000 decrease in service charges on deposit accounts and a $78,000 decrease in other non-interest income. The Bank sold $19.7 million of loans in the three months ended September 30, 2020 compared to $12.7 million of loans in the three months ended September 30, 2019.

Non-interest income increased $1.3 million, or 30.1%, to $5.4 million for the nine months ended September 30, 2020. In the nine months ended September 30, 2020, net gain on the sale of loans increased $1.7 million, or 237.4% while investment advisory income increased $175,000, or 22.8%, to $942,000. The Bank sold $66.4 million of loans in the nine months ended September 30, 2020 compared to $30.3 million of loans in the nine months ended September 30, 2019. These increases were offset by a $436,000 decrease in service charges on deposit accounts and a $202,000 decrease in other non-interest income affected primarily by a decrease in net loan servicing income.

Non-Interest Expense. For the third quarter of 2020, non-interest expenses increased $600,000, or 8.8%, to $7.4 million over the comparable 2019 period. The increase was primarily due to an increase in salaries and benefits of $282,000, an increase in insurance of $219,000, and a $150,000 increase in other noninterest expense.

For the nine months ended September 30, 2020, non-interest expenses increased $698,000, or 3.4%, to $21.5 million over the comparative nine-month period in 2019. Salaries and benefits increased $599,000, or 5.1%, which was primarily attributable to annual merit increases, production incentives and employee benefit expense increases. Deposit insurance increased $296,000, or 93.4%, due to an FDIC assessment credit received in the prior year. These increases were partially offset by a decrease in our marketing expense of $148,000 and a decrease in other noninterest expense of $105,000.

Income Taxes. Income taxes decreased by $258,000 for the three months ended September 30, 2020 as compared to the comparable period in 2019 as our income before income taxes decreased.  Our effective tax rate for the three months ended September 30, 2020 was 20.3% compared to 20.8% for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, income taxes decreased $122,000, or 11.3%, to $958,000 in the first nine months of 2020 from $1.1 million for the comparable 2019 period. Our effective tax rate for the nine months ended September 30, 2020 was 21.1% as compared to 20.4% for the nine months ended September 30, 2019.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2020 and 2019

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2020			2019
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$48,544	$12	0.10%	$2,268	$10	1.75%
Loans(1)	898,535	10,386	4.60%	754,317	10,160	5.34%
Available for sale securities	110,469	476	1.71%	116,210	655	2.24%
Total interest-earning assets	1,057,548	10,874	4.09%	872,795	10,825	4.92%
Non-interest-earning assets	61,638			53,082
Total assets	$1,119,186			$925,877
Liabilities and equity:
NOW accounts	$121,766	$73	0.24%	$98,737	$80	0.32%
Money market accounts	173,703	415	0.95%	139,688	476	1.35%
Savings accounts	146,483	85	0.23%	121,008	105	0.35%
Certificates of deposit	222,749	945	1.69%	207,600	1,262	2.41%
Total interest-bearing deposits	664,701	1,518	0.91%	567,033	1,923	1.35%
Escrow accounts	12,432	35	1.13%	11,057	34	1.22%
Federal Home Loan Bank advances	56,422	272	1.92%	54,518	347	2.53%
Subordinated debt	5,155	21	1.61%	5,155	57	4.39%
Other interest-bearing liabilities	74,009	328	1.77%	70,730	438	2.46%
Total interest-bearing liabilities	738,710	1,846	0.99%	637,763	2,361	1.47%
Non-interest-bearing deposits	248,148			170,871
Other non-interest-bearing liabilities	17,874			10,555
Total liabilities	1,004,732			819,189
Total stockholders’ equity	114,454			106,688
Total liabilities and stockholders’ equity	$1,119,186			$925,877
Net interest income		$9,028			$8,464
Interest rate spread			3.10%			3.45%
Net interest margin(2)			3.40%			3.85%
Average interest-earning assets to average interest-bearing liabilities			143.16%			136.85%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets
(3)	Annualized

	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$39,777	$36	0.12%	$3,228	$51	2.15%
Loans(1)	859,636	31,001	4.82%	727,275	28,276	5.20%
Available for sale securities	114,043	1,790	2.10%	112,975	1,976	2.34%
Total interest-earning assets	1,013,456	32,827	4.33%	843,478	$30,303	4.80%
Non-interest-earning assets	60,529			52,558
Total assets	$1,073,985			$896,036
Liabilities and equity:
NOW accounts	$109,151	$192	0.23%	$97,032	$232	0.32%
Money market accounts	164,561	1,328	1.08%	136,188	1,327	1.30%
Savings accounts	135,914	254	0.25%	121,077	317	0.35%
Certificates of deposit	226,921	3,574	2.10%	184,556	3,026	2.19%
Total interest-bearing deposits	636,547	5,348	1.12%	538,853	4,902	1.22%
Escrow accounts	9,546	81	1.13%	8,731	78	1.19%
Federal Home Loan Bank advances	74,258	960	1.73%	60,992	1,200	2.63%
Subordinated debt	5,155	112	2.90%	5,439	168	4.13%
Other interest-bearing liabilities	88,959	1,153	1.73%	75,162	1,446	2.57%
Total interest-bearing liabilities	725,506	6,501	1.20%	614,015	$6,348	1.38%
Non-interest-bearing deposits	218,150			165,773
Other non-interest-bearing liabilities	16,524			14,639
Total liabilities	960,180			794,427
Total stockholders’ equity	113,805			101,609
Total liabilities and stockholders’ equity	$1,073,985			$896,036
Net interest income		$26,326			$23,955
Interest rate spread			3.13%			3.42%
Net interest margin(2)			3.47%			3.80%
Average interest-earning assets to average interest-bearing liabilities			139.69%			137.37%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized

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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2019			September 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$2	$—	$2	$(16)	$1	$(15)
Loans receivable	875	(649)	226	4,527	(1,802)	2,725
Marketable securities	(31)	(148)	(179)	19	(205)	(186)
Total interest-earning assets	846	(797)	49	4,530	(2,006)	2,524
Interest expense:
Deposits	452	(856)	(404)	772	(323)	449
Escrow accounts	3	(3)	—	6	(3)	3
Federal Home Loan Bank advances	13	(88)	(75)	414	(657)	(243)
Subordinated debt	—	(36)	(36)	(8)	(48)	(56)
Total interest-bearing liabilities	468	(983)	(515)	1,184	(1,031)	153
Net increase in net interest income	$378	$186	$564	$3,346	$(975)	$2,371

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

Net Economic Value Simulation. We analyze the Bank’s sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then forecast what the EVE might be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate the EVE under scenarios where interest rates increase

100, 200, 300 and 400 basis points from current market rates and where interest rates decrease 100 basis points from current market rates.

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2020 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(unaudited)
400	$73,610	$(17,816)	(19.5)%	7.29%	(10.6)%
300	79,269	(12,157)	(13.3)%	7.65%	(6.2)%
200	85,265	(6,161)	(6.7)%	8.01%	(1.7)%
100	91,262	(164)	(0.2)%	8.34%	2.3%
0	91,426	—	—%	8.15%	—%
(100)	$70,108	$(21,318)	(23.3)%	6.13%	(24.9)%

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

Our primary sources of liquidity are deposits, loan sales, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2020, $51.6 million of our assets were held in cash and cash equivalents. We had no short-term investment securities (maturing in one year or less) at September 30, 2020. As of September 30, 2020, we had $54.9 million of structured borrowings outstanding from the FHLB, of which $34.7 million is due within the next 12 months. We have access to FHLB advances of up to $556.2 million.

At September 30, 2020, we had $99.8 million in loan commitments outstanding, which included $4.7 million in undisbursed construction loans, $10.5 million in unused home equity lines of credit, $64.7 million in commercial lines of credit, $14.2 million in future loan commitments and $5.7 million in standby letters of credit. Certificates of deposit due within one year of September 30, 2020 totaled $135.1 million, or 64.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2021. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the consolidated statements of cash flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $6.3 million and $8.9 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $94.0 million and $96.4 million in the nine months ended September 30, 2020 and 2019, respectively, principally reflecting our loan and investment security activities in the respective periods. Net increase in loan balances outstanding had the most significant effect, as net cash used amounted to $105.0 million and $82.4 million in the nine months ended September 30, 2020 and 2019, respectively. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $127.3 million and $55.2 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, interest-bearing deposits increased $70.5 million, while non-interest-bearing deposits increased $72.3 million over year-end 2019. For the nine months ended September 30, 2019, deposit and borrowing cash flows were primarily offset by the return of unfulfilled offering subscriptions of $41.1 million related to our initial stock offering.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2020, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 12, 2020	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 12, 2020	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer