Form 10-K
period 2020-12-31
Rhinebeck Bancorp, Inc.
filed 2021-03-25
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020
or
◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ⌧ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

As of March 1, 2021, there were 11,133,290 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $27,601,220.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2021 annual meeting of stockholders, to be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

Rhinebeck Bancorp, Inc. (the “Company,” “we” or “our”) was formed to serve as the mid-tier stock holding company for Rhinebeck Bank in connection with the reorganization of Rhinebeck Bank and its mutual holding company, Rhinebeck Bancorp, MHC, into the two-tier mutual holding company structure. The reorganization was completed on January 16, 2019. Prior to January 16, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this annual report on Form 10-K relate solely to the consolidated financial results and financial position of Rhinebeck Bancorp, MHC and Rhinebeck Bank for any period prior to January 16, 2019.

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

These forward-looking statements are based on current beliefs and expectations of our management and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Forward looking statements, by their nature, are subject to risks and uncertainties.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including as a result of the ongoing coronavirus pandemic;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	system failures or cybersecurity threats against our informational technology and those of our third party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin, spread and net income;
●	our investment advisory fees may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experiences additional resolution costs; and
●	we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the U.S. Small Business Administration (“SBA”) Paycheck Participation Program (“PPP”) and the risk that the SBA may not fund some or all PPP loan guaranties.

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

PART I

Item 1.      Business

Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, Inc., (the “Company”) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, the Company became the holding company for Rhinebeck Bank (the “Bank”), when it closed its stock offering in connection with the completion of the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. The Company sold 4,787,315 shares of common stock at a price of $10.00 per share, for net proceeds of  $46.0 million, and issued 6,345,975 shares to Rhinebeck Bancorp, MHC in exchange for certain assets (including all of the stock of its subsidiary trust and associated subordinated debentures) and its interest in the Bank. Prior to January 16, 2019, the Company had engaged in organizational activities only. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank at and for periods after January 16, 2019.

At December 31, 2020, the Company had consolidated total assets of  $1.13 billion, total deposits of $929.4 million and stockholders’ equity of  $116.5 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC is a mutual holding company that owns 57% of the outstanding common stock of Rhinebeck Bancorp, Inc. Prior to the completion of the reorganization and stock offering on January 16, 2019, the Bank was the wholly-owned subsidiary of Rhinebeck Bancorp, MHC. The consolidated financial results contained herein reflect the consolidated accounts of Rhinebeck Bancorp, MHC and the Bank for periods prior to January 16, 2019.

Rhinebeck Bank

Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. Rhinebeck Bank reorganized into the mutual holding company form of organization in 2004 by becoming a wholly-owned subsidiary of Rhinebeck Bancorp, MHC and converting to a stock savings bank as part of the reorganization. The Bank provides a full range of banking and financial services to consumer and commercial customers through its 11 branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including, investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). The Bank’s primary business activity is accepting deposits from the general public and using those funds, primarily to originate indirect automobile loans (automobile loans referred to us by automobile dealerships), commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and one- to four-family residential real estate loans, and to purchase investment securities. The Bank is subject to regulation and examination by the NYSDFS and by the FDIC.

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

Based on published statistics, the U.S. unemployment rate was 6.7%, while the New York State unemployment rate was 8.2% as of December 31, 2020. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 5.4%; Orange County, 5.9%, Ulster County, 5.4% and Albany County, 5.5%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2020, the Hudson Valley’s private sector job growth decreased by 9.2%. Over the year, the job losses continue to reflect the impact of the COVID-19 pandemic. Based on published statistics, median household income for 2019 (the latest date for which information was available) was $81,219 in Dutchess County, $79,944 in Orange County, $64,304 in Ulster County and $66,252 in Albany County, compared to $62,843 in the U.S. and $68,486 in New York State as a whole. Based on published statistics, the 2019 population was 294,218 in Dutchess County, 384,940 in Orange County, 177,573 in Ulster County and 305,506 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on Federal Deposit Insurance Corporation data, at June 30, 2020 (the latest date for which information is available), we had 10.86% of the FDIC-insured deposit market share in Dutchess County, which was 4th among the 15 institutions with offices in the county, 1.62% of the FDIC-insured deposit market share in Ulster County, which was 14th among the 19 institutions with offices in the county, and 0.24% of the FDIC-insured deposit market share in Orange County, which was 21st among the 24 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, specialty finance firms and financial technology companies.

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

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2020, net loans represented 77.4% of our total assets.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$39,239	4.48%	$43,726	5.54%	$43,534	6.43%	$43,300	7.65%	$40,382	7.86%
Commercial Real Estate Loans:
Non-residential	248,349	28.33%	228,157	28.90%	197,499	29.17%	192,469	33.98%	171,563	33.39%
Multi-family	30,379	3.46%	20,129	2.55%	12,661	1.87%	13,103	2.31%	6,788	1.32%
Construction(3)	5,392	0.61%	20,354	2.58%	12,870	1.90%	5,621	0.99%	13,420	2.61%
Total	284,120	32.41%	268,640	34.03%	223,030	32.94%	211,193	37.28%	191,771	37.32%
Commercial Loans:(4)	154,016	17.57%	90,554	11.47%	83,203	12.29%	67,650	11.95%	56,871	11.07%
Consumer Loans:
Indirect automobile	376,260	42.92%	360,569	45.67%	297,144	43.89%	214,823	37.93%	195,343	38.02%
Home equity	14,165	1.62%	16,276	2.06%	19,269	2.85%	19,452	3.44%	20,798	4.05%
Other consumer	8,816	1.01%	9,752	1.23%	10,826	1.60%	9,929	1.75%	8,615	1.68%
Total	399,241	45.54%	386,597	48.96%	327,239	48.34%	244,204	43.12%	224,756	43.75%
Total loans receivable, gross	876,616	100.00%	789,517	100.00%	677,006	100.00%	566,347	100.00%	513,780	100.00%
Net deferred loan origination fees	8,830		9,908		8,042		5,288		4,690
Allowance for loan losses	(11,633)		(5,954)		(6,646)		(5,457)		(5,876)
Loans receivable, net	$873,813		$793,471		$678,402		$566,178		$512,594

(1)	Includes residential construction loans totaling $3.3 million, $4.2 million, $4.6 million, $3.0 million and $5.1 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)	Includes loans held for sale totaling $2.7 million, $2.7 million, $888,000, $2.1 million and $482,000 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(3)	Represents the amounts distributed at the dates indicated.
(4)	Includes $75,366 in SBA PPP loans at December 31, 2020.

Loan Portfolio Maturities.  The following tables set forth certain information at December 31, 2020 and 2019 regarding the dollar amount of loans that will mature in the given period. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2020
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$3,287	$4,542	$32,706	$4,700	$45,235
More than one year through two years	—	6,831	76,129	18,086	101,046
More than two years through three years	233	2,197	9,512	46,790	58,732
More than three years through five years	465	18,224	20,631	200,218	239,538
More than five years through ten years	3,590	48,193	14,263	117,369	183,415
More than ten years through 15 years	5,187	41,779	417	3,157	50,540
More than 15 years	26,477	162,354	358	8,921	198,110
Total	$39,239	$284,120	$154,016	$399,241	$876,616

	At December 31, 2019
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$4,215	$23,741	$35,133	$4,480	$67,569
More than one year through two years	39	1,218	5,361	15,475	22,093
More than two years through three years	—	6,025	7,850	35,896	49,771
More than three years through five years	922	15,643	21,940	179,750	218,255
More than five years through ten years	4,328	39,283	19,172	136,843	199,626
More than ten years through 15 years	4,457	53,327	544	4,190	62,518
More than 15 years	29,765	129,403	554	9,963	169,685
Total	$43,726	$268,640	$90,554	$386,597	$789,517

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Residential real estate loans	$19,252	$16,700	$35,952
Commercial real estate loans	33,385	246,193	279,578
Commercial loans	108,833	12,477	121,310
Consumer loans	380,927	13,614	394,541
Total	$542,397	$288,984	$831,381

Indirect Automobile Loans.

We have been in the business of providing indirect financing of automobile purchases since 1999. At December 31, 2020, indirect automobile loans totaled $376.3 million, or 42.9% of our total loan portfolio. We acquire our indirect automobile loans from 91 automobile dealerships located in the Hudson Valley region and 55 dealers located in the Albany area, either under an arrangement where the dealer receives a flat fee for referring the loan to us or receives a portion of the finance charge which is known as dealer participation or dealer reserve. We typically pay 70% of the reserve to the dealer at the time of loan closing and retain the remainder to cover potential future prepayments. 48.9% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2020 was for the purchase of new vehicles and the remainder, 51.1%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2020 was five years and nine months.

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

At December 31, 2020, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $44.6 million, or 11.9% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Commercial Real Estate Loans.

At December 31, 2020, non-residential commercial real estate loans were $248.3 million, or 28.3%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2020, $109.7 million of our commercial real estate portfolio was owner-occupied real estate and $174.4 million was secured by income producing, non-owner occupied real estate. At December 31, 2020, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We had $11.3 million of such loans at December 31, 2020.

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

At December 31, 2020, our largest commercial real estate loan had an outstanding balance of $8.8 million and was secured by a retail shopping center located in Wappingers Falls, New York. At December 31, 2020, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2020, commercial business loans were $154.0 million, or 17.6% of our total loan portfolio. At December 31, 2020, commercial business loans included $75.4 million of SBA PPP loans. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. At December 31, 2020, our leverage loans totaled $5.1 million, all of which were performing in accordance with their contractual terms.

At December 31, 2020, our largest commercial business loan had an outstanding balance of $3.4 million and was secured by accounts receivable and inventory. At December 31, 2020, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2020, one- to four-family residential real estate loans totaled $39.2 million, or 4.5% of our total loan portfolio, and consisted of $22.5 million of fixed-rate loans and $16.7 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case by case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. The one- to four-family residential mortgage loans that we originate are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” Loans to be sold to other approved investors or secondary market sources are underwritten to their specific requirements. We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. To a lesser extent, we also originate loans above the conforming limits, which are referred to as “jumbo loans.” We usually underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans.

Generally, we sell all of the fixed-rate residential mortgage loans that we originate to reduce our interest rate risk exposure and generate fee income. The majority of mortgage loans we originate are sold to Freddie Mac on a servicing rights retained basis. We also originate State of New York Mortgage Agency (“SONYMA”) loans, which are sold on a servicing released basis. We may retain in our portfolio certain high quality fixed-rate mortgages with terms up to 30 years if we believe the interest rates on the mortgages are favorable or acceptable relative to market interest rates. We sold $95.0 million and $48.2 million of fixed-rate residential mortgages during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we serviced $300.7 million of one- to four-family residential mortgage loans for others. We generated $591,000 and $605,000 in loan servicing fee income during the years ended December 31, 2020 and 2019, respectively.

We will originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan. Our conforming mortgage loans may be for up to 97% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Freddie Mac or Fannie Mae. We maintain wholesale broker relationships that give us a wider range of products to better serve our existing customers and to attract new customers for our mortgage loan products. These wholesale relationships provide us access to government-backed loan programs such as Federal Housing Administration and Department of Veterans Affairs financing.

We do not offer “interest only” mortgage loans on one- to four-family residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2020, residential construction loans totaled $3.3 million, or 8.4% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans.

At December 31, 2020, multi-family real estate loans totaled $30.4 million, or 3.5%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.

We will originate multi-family real estate loans with terms and amortization periods of up to 25 years. The interest rates on our multi-family real estate loans are generally adjustable based on a margin over an index. Multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.

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

At December 31, 2020, our largest multi-family real estate loan had an outstanding balance of $5.5 million and was secured by an apartment complex located in Wappingers Falls, New York. At December 31, 2020, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2020, commercial construction and land development loans totaled $5.4 million, or 0.6% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $2.5 million at December 31, 2020.

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

At December 31, 2020, our largest construction and land development loan was a multi-family construction project located in Lagrangeville, New York, and had an outstanding balance of $2.0 million. At December 31, 2020, this loan was performing according to its original terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2020, $14.2 million of our consumer loans were home equity loans and lines of credit, and $7.5 million of our consumer loans were direct automobile loans.

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

Loan Underwriting Risks

Indirect Automobile and Other Consumer Loans.

Indirect automobile and other consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and any small remaining deficiency often does not warrant further substantial collection efforts against a borrower. Indirect automobile and consumer loan collections depend on a borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Commercial and Multi-Family Real Estate Loans.

Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of a project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Direct costs may be required to rehabilitate or prepare the property to be marketed. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial or multi-family real estate loans can be unpredictable and substantial.

To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide financial statements on the business operations underlying the commercial and multi-family real estate loans on an ongoing basis. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We generally require properties securing these real estate loans to have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation, and amortization before debt service to debt service) of at least 1.20x. We obtain an environmental Phase 1 report for all loans over $1.0 million or when hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. We obtain an environment report on all commercial real estate properties. We will also obtain a Phase 1 report if the initial environmental reports indicate that there may be an environmental issue on a property. We require indemnification from our commercial real estate borrowers and/or guarantors for potential exposure to environmental issues.

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

Our ability to originate construction loans is dependent on the strength of the housing and commercial markets in our region. We focus our loan underwriting on the borrower’s financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

Loan Originations and Sales.

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, automobile dealerships, referrals from customers, and brokers.

Generally, we attempt to sell all of our fixed-rate residential mortgages upon origination, to limit our interest rate risk exposure and generate fee income. Mortgage loans are usually sold to Freddie Mac on a servicing rights retained basis; however, we may sell mortgages on a servicing released basis to free up capital, maximize profitability and protect us from risk.

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

Pursuant to our internal policies, our internal loans-to-one borrower limitation is set at 25% of Tier 1 capital (excluding the capital attributable to our $5.0 million of outstanding trust preferred securities), of which no more than 10% can be lent on an unsecured basis. This general standard is further restricted as follows:

●	Commercial or Multi-Family Real Estate Loans. We will not lend more than 25% of capital to any one borrower, and no more than 15% of capital to any one project or property. We may consider on a case-by-case basis requests for loans of more than 15% of capital to any one project/property. In no event will we make a commercial or multi-family real estate loan in excess of 17.5% of capital to any one project or property.
●	Commercial Business Loans. We will not lend more than 15% of capital to any one borrower, with only 10% of capital lent on an unsecured basis under normal policy. Our Board of Directors may make exceptions to the 10% limit for unsecured credit for borrowers with strong credit profiles.

At December 31, 2020, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $27.7 million and $25.0 million, respectively. As of December 31, 2020, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2020, our largest lending relationship consisted of 134 loans aggregating $23.5 million, which consisted of $21.6 million secured by multiple commercial properties and $1.9 million secured by equipment, inventory and receivables. At December 31, 2020, each loan in this relationship was performing according to its original repayment terms.

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

Non-performing Loans.  At December 31, 2020, $6.3 million, or 0.7% of our total loans, were non-performing loans. The breakdown by loan classification was as follows: $1.9 million of commercial real estate, $2.6 million of residential real estate, $990,000 of indirect auto, $366,000 of commercial and $394,000 of other consumer loans. Non-performing commercial real estate loans decreased $2.4 million to $1.9 million at December 31, 2020 from $4.3 million at December 31, 2019.

Other Real Estate Owned.  At December 31, 2020, the Company had other real estate owned valued at $139,000 which consisted of two parcels of vacant land. This property is being carried on the Company’s books at fair value less estimated costs to sell. This property is being actively marketed and additional losses may occur.

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

The principal balance of TDRs at December 31, 2020 was $1.6 million, comprised of two residential loans totaling $1.5 million and one home equity loan of $98,000, all of which were on non-accrual. TDRs at December 31, 2019 totaled $1.7 million and were also in non-accrual status.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$2,641	$2,341	$2,208	$2,100	$1,953
Commercial real estate loans	1,944	4,296	2,507	5,568	3,345
Commercial loans	366	905	297	1,238	1,854
Consumer loans	1,384	1,379	660	458	682
Total	$6,335	$8,921	$5,672	$9,364	$7,834

Real estate owned	139	1,417	1,685	2,234	2,683
Total non-performing assets	$6,474	$10,338	$7,357	$11,598	$10,517

Troubled debt restructurings (accruing):
Consumer loans	—	—	—	98	98
Total troubled debt restructurings (accruing)	$—	$—	$—	$98	$98

Total non-performing assets and total troubled debt restructurings (accruing)	$6,474	$10,338	$7,357	$11,696	$10,615

Total non-performing loans to total loans	0.72%	1.13%	0.84%	1.65%	1.52%
Total non-performing loans to total assets	0.56%	0.92%	0.64%	1.26%	1.08%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.57%	1.06%	0.83%	1.58%	1.47%

For the year ended December 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $640,000. We did not recognize any interest on these loans for 2020.

Delinquencies.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are generally classified as non-accrual loans.

	30 – 89 Days		90 Days or More		Total
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in thousands)
At December 31, 2020
Residential real estate loans	6	$1,489	7	$1,169	13	$2,658
Commercial real estate loans	6	2,018	5	1,944	11	3,962
Commercial loans	8	2,062	3	183	11	2,245
Consumer loans	584	7,900	85	1,243	669	9,143
Total	604	$13,469	100	$4,539	704	$18,008
At December 31, 2019
Residential real estate loans	6	$543	6	$780	12	$1,323
Commercial real estate loans	4	1,293	6	4,296	10	5,589
Commercial loans	6	486	2	667	8	1,153
Consumer loans	615	8,270	92	1,269	707	9,539
Total	631	$10,592	106	$7,012	737	$17,604
At December 31, 2018
Residential real estate loans	8	$920	4	$531	12	$1,451
Commercial real estate loans	7	1,893	3	2,507	10	4,400
Commercial loans	4	207	1	4	5	211
Consumer loans	482	5,823	50	541	532	6,364
Total	501	$8,843	58	$3,583	559	$12,426

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

The table below sets forth the classified assets at the dates indicated.

	At December 31,
	2020	2019	2018

	(Dollars in thousands)
Special mention	$10,863	$4,882	$7,805
Substandard	7,002	9,575	9,111
Total	$17,865	$14,457	$16,916

At December 31, 2020, the Company classified $10.9 million of our assets as Special Mention, of which $5.5 million was commercial real estate loans and $5.4 million were commercial and industrial loans. We classified $7.0 million as Substandard, of which $2.1 million were commercial real estate loans, $2.6 million were residential loans, $873,000 were commercial and industrial loans and $1.4 million were consumer loans. At December 31, 2019, the Company classified $4.9 million of our assets as Special Mention, of which $4.3 million were commercial real estate loans and $9.6 million as Substandard, of which $4.8 million were commercial real estate loans. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

The following table sets forth activity in our allowance for lease and loan losses for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$5,954	$6,646	$5,457	$5,876	$5,410
Provision for loan losses	7,138	2,460	2,100	900	1,200
Charge-offs:
Residential real estate loans	—	—	—	(78)	—
Commercial real estate loans	—	(1,750)	(303)	(16)	—
Commercial loans	(153)	(312)	(37)	(596)	(95)
Consumer loans	(2,354)	(2,215)	(1,673)	(1,724)	(1,853)
Total charge-offs	(2,507)	(4,277)	(2,013)	(2,414)	(1,948)
Recoveries:
Residential real estate loans	—	81	5	9	5
Commercial real estate loans	4	—	123	92	—
Commercial loans	15	18	122	2	243
Consumer loans	1,029	1,026	852	992	966
Total recoveries	1,048	1,125	1,102	1,095	1,214
Net charge-offs	(1,459)	(3,152)	(911)	(1,319)	(734)
Allowance for loan losses at end of period	$11,633	$5,954	$6,646	$5,457	$5,876
Allowance for loan losses to non-performing loans at end of period	183.63%	66.74%	117.17%	58.28%	75.01%
Allowance for loan losses to total loans outstanding at end of period	1.33%	0.75%	0.98%	0.96%	1.14%
Net charge-offs to average loans outstanding during period	(0.17)%	(0.43)%	(0.15)%	(0.25)%	(0.15)%

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

	At December 31,
	2020			2019			2018
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$117	1.01%	4.48%	$99	1.66%	5.54%	$320	4.81%	6.43%
Commercial real estate loans	5,354	46.02	32.41	2,009	33.74	34.03	1,080	16.25	32.94
Commercial loans	1,050	9.03	17.57	603	10.13	11.47	1,542	23.20	12.29
Consumer loans	5,112	43.94	45.54	3,243	54.47	48.96	3,704	55.74	48.34
Total allowance	$11,633	100.00%	100.00%	$5,954	100.00%	100.00%	$6,646	100.00%	100.00%

	At December 31,
	2017			2016
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$455	8.34%	7.65%	$701	11.93%	7.86%
Commercial real estate loans	1,305	23.91	37.28	1,091	18.57	37.32
Commercial loans	879	16.11	11.95	775	13.19	11.07
Consumer loans	2,818	51.64	43.12	3,309	56.31	43.75
Total allowance	$5,457	100.00%	100.00%	$5,876	100.00%	100.00%

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

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on non-accrual status, it could be subject to transfer to other real estate owned (“OREO”) (comprised of properties acquired by or in lieu of foreclosure), upon which our credit administration department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be adjusted, if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

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

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2020, our investment portfolio had a fair value of $102.9 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

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

The aggregate fair value of our FHLB common stock as of December 31, 2020 was $2.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2020 equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and was necessary to support the balance of our advances. We are required to purchase additional stock as our outstanding advances increase. Any excess stock we own is redeemed weekly by the FHLB.

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

The following table sets forth the composition of our securities portfolio (excluding FHLB-NY common stock) at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available-for-sale:
U.S. government and agency obligations	7,013	7,161	12,049	12,076	16,919	16,468
U.S. Treasury securities	—	—	—	—	3,036	2,971
Mortgage-backed securities – residential	88,197	89,270	98,842	98,478	82,965	80,216
Municipal securities	1,445	1,476	1,384	1,396	1,228	1,232
Corporate Bonds	4,400	4,446	2,250	2,273	—	—
Other	621	580	555	609	425	425
Total	$101,676	$102,933	$115,080	$114,832	$104,573	$101,312

At December 31, 2020, we had no investments in a single issuer, other than securities issued by the U.S. government or agencies thereof, or U.S. government-sponsored enterprises, which had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2020. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. government and agency obligations	$—	—%	$2,000	0.50%	$5,013	3.00%	$—	—	$7,013	$7,161	2.29%
Mortgage-backed securities – residential	—	—	142	1.50%	21,951	2.73%	66,104	2.26%	88,197	89,270	2.38%
Municipal securities	102	4.98%	155	1.53%	532	3.62%	656	2.54%	1,445	1,476	3.00%
Corporate bonds	—	—	—	—	4,400	4.56%	—	—	4,400	4,446	4.56%
Other	—	—	—	—	621	14.48%	—	—	621	580	14.48%
Total	$102	4.98%	$2,297	0.63%	$32,517	3.26%	$66,760	2.26%	$101,676	$102,933	2.54%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows, loan prepayments and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for both individuals and businesses. We encourage commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2020, our deposits totaled $929.4 million.

Deposit balances are summarized as follows (in thousands):

	December 31,	December 31,	December 31,
	2020	2019	2018
Noninterest bearing demand deposits	$244,344	$179,236	$171,829
Interest bearing accounts:
NOW	141,580	95,572	99,715
Savings	157,414	121,139	126,822
Money market	185,383	158,747	130,356
Time certificates of deposit	200,643	218,649	155,696
Total interest bearing accounts	685,020	594,107	512,589
Total deposits	$929,364	$773,343	$684,418

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Noninterest-bearing demand accounts	$223,611	25.71%	0.00%	$218,150	25.52%	0.00%	$164,553	24.56%	0.00%
Interest-bearing demand accounts	114,305	13.14%	0.23%	109,151	12.77%	0.18%	100,039	14.93%	0.25%
Money market accounts	169,978	19.54%	1.01%	164,561	19.25%	0.81%	128,757	19.22%	0.89%
Savings accounts	139,946	16.09%	0.24%	135,914	15.90%	0.19%	126,404	18.87%	0.26%
Certificates of deposit	222,002	25.52%	1.92%	226,921	26.55%	1.57%	150,219	22.42%	1.58%
Total	$869,842	100.00%	0.76%	$854,697	100.00%	0.63%	$669,972	100.00%	0.61%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2020 and 2019. Jumbo certificates of deposit require minimum deposits of $100,000.

	For the Years Ended December 31,
Maturity Period	2020	2019

	(In thousands)
Three months or less	$39,659	$21,835
Over three through six months	22,808	37,247
Over six through twelve months	33,607	60,187
Over twelve months	29,227	15,579
Total	$125,301	$134,848

At December 31, 2020, $147.6 million of our certificates of deposit had maturities of one year or less. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings.  We primarily borrow from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances or loans on the security of such stock and first mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided we meet certain creditworthiness standards. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

The following table sets forth information concerning balances and interest rates on the FHLB short-term borrowings at the dates and for the years indicated.

	For the Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Average balance outstanding during year	$59,056	$59,074	$36,455
Maximum outstanding at any month end	$79,645	$76,845	$64,409
Weighted average interest rate during period	1.99%	2.59%	2.44%
Balance outstanding at end year	$50,674	$66,304	$31,598
Weighted average interest rate at end of period	1.90%	2.30%	2.72%

At December 31, 2020, we had the ability to borrow $564.3 million under our credit facilities with the FHLB.

In April of 2020, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed us to present PPP loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. In April, we borrowed $70.1 million which was repaid in full on July 2, 2020.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month London inter-bank offered rate “LIBOR” plus 2.00%. The interest rate on these securities at December 31, 2020 was 2.21%.

Rhinebeck Bank has two active wholly-owned subsidiaries, Pleasant View Subdivision, LLC and 456 Broadway, LLC. Pleasant View Subdivision, LLC, a New York limited liability corporation, was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. At December 31, 2020, Pleasant View Subdivision, LLC had $139,000 in assets. 456 Broadway, LLC, a New York limited liability corporation was formed in 2020 to acquire the Newburgh branch.

Rhinebeck Bank also has two inactive wholly-owned subsidiaries: Dutchess Golf Club, LLC and New Horizons Asset Management Group, LLC. Dutchess Golf Club, LLC, a New York limited liability corporation, was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold. New Horizons Asset Management Group, LLC was acquired in 2012. All of its business functions have been transferred to RAM.

Personnel and Human Capital Resources

As of December 31, 2020, we had 166 full-time employees and 10 part-time employees. We employ personnel of all races, genders and ages and do not discriminate based on any such measures. No employees are represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, in compliance with Section 127 of the Internal Revenue Code, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, most of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, this year we implemented an employee stock compensation plan which aligns associate and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2020) of each executive officer:

Michael J. Quinn is President and Chief Executive Officer of Rhinebeck Bank. He was appointed as CEO in 2004 and has been a member of the Board of Directors since 2001 when he was President & COO. He began his career at Rhinebeck Bank in 1984 and has held various positions including Branch Manager, Treasurer, Senior Lending Officer and President & COO before being named as President and CEO in 2004. Age 59.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 54.

Michael J. McDermott is the Chief Financial Officer of Rhinebeck Bank, a position he has held since 2001. Prior to joining the Bank, Mr. McDermott held the position of CFO, as well as other senior executive positions, in several diverse industries including a large insurance brokerage, a healthcare software startup and two manufacturing companies. Age 68.

James T. McCardle III joined the Bank in 2001 and is currently the Chief Credit Officer of Rhinebeck Bank; a position he was appointed to in 2018. Prior to being named CCO, Mr. McCardle was the Chief Lending Officer for seven years. He has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 55.

Karen Morgan-D’Amelio, Esq. is the Chief Risk Officer and General Counsel for Rhinebeck Bank and a member of its executive leadership team. She was appointed to this position in 2014. Prior to joining the Bank, Morgan-D’Amelio worked in both private practice and held Managing Attorney roles and leadership roles in financial institutions such as The Dime Savings Bank of NY, FSB, Washington Mutual and J.P. Morgan Chase, and was a Deputy County Attorney for Nassau County, New York. Age 50.

Francis X. (Frank) Dwyer is the President of Rhinebeck Asset Management.  He has been with Rhinebeck Bank in this position since 2015.   His career expands over 34 years in the financial services industry.  Prior to joining the Bank,  he held other senior executive roles with various other financial institutions.  Age 59

Timmian C. (Tim) Massie joined Rhinebeck Bank in October 2020 as Chief Marketing/Public Affairs Officer. With more than 40 years' experience in communications, he brings a wealth of knowledge to his role. He previously served in senior positions in healthcare, utilities, government and higher education, where he was also an adjunct professor. Age 62.

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

Dividends.  Under New York banking law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, the approval of the NYSDFS is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years. The term “net profits” is generally defined to mean earnings from current operations, subject to certain adjustments provided for under applicable law.

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

Capital Requirements.  Under FDIC regulations, Rhinebeck Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules), subject to phase-in periods for certain components and other provisions.

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework is considered compliant with all applicable regulatory capital and leverage requirements and deemed “well capitalized” for prompt corrective action purposes, discussed below. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective January 1, 2020. The Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. Subsequent regulations did so, in addition to establishing an 8.5% ratio for calendar 2021 and reverting to 9% as of January 1, 2022. Management has not chosen to utilize this option.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2020, Rhinebeck Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2020, Rhinebeck Bank was classified as a “well capitalized” institution.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) generally up to a maximum of $250,000 per separately insured depositor.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) required the FDIC to base its risk-based assessment system upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC adopted changes to base assessments for most banks on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years. In conjunction with the DIF reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was also reduced for most banks to 1.5 basis points to 30 basis points.

In 2020, in response to the pandemic, institutions were able to reduce their total assets by the PPP loans in the calculation of the assessment.

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

FDIC Improvement Act (“FDICIA”).  Under FDICIA, an institution with over $1 billion in assets is subject to more vigorous audit requirements. Part 363 of FDICIA requires an internal control over financial reporting integrated audit by independent auditors. A ruling by the FDIC passed in October of 2020 allows the Company to use the December 31, 2019 consolidated asset balance due to the unexpected growth of PPP loans. While these requirements would have been applicable for the Company in 2021, the interim ruling delays this requirement. Compliance by the Company is expected in 2022.

Privacy Regulations.  Federal law and regulations generally require that Rhinebeck Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and, subject to certain exceptions, annually thereafter. In addition, Rhinebeck Bank is required to provide its customers with the ability to “opt-out” of having their non-public personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act.   Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

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

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that meets certain specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader array of nonbank financial activities than those generally permitted for bank holding companies.

Capital.  Federal law required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Pursuant to recent federal regulatory relief legislation, bank holding companies with less than $3.0 billion in consolidated assets, including Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc., are not subject to the holding company capital requirements unless otherwise advised by the Federal Reserve Board.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board supervisory guidance indicates that bank holding companies should provide prior notice of proposed dividends or stock repurchases under certain specified circumstances. The purpose of such notice is to provide the Federal Reserve Board with an opportunity for supervisory review of, and possible objection to, the proposal. These regulatory policies could affect the ability of Rhinebeck Bancorp, Inc. to pay dividends, engage in stock repurchases, or otherwise engage in capital distributions.

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

Acquisition.  The Change in Bank Control Act and related regulations provide that no person or entity may acquire control of a bank holding company, such as Rhinebeck Bancorp, Inc., without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with Rhinebeck Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Separately, any company that acquires control of a bank holding company, as “control” is defined in the federal Bank Holding Company Act, must receive the prior approval of the Federal Reserve Board under that law and becomes a “bank holding company” subject to examination and regulation by the Federal Reserve Board.

New York Holding Company Regulation.  Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. are also subject to regulation under New York banking law. Among other requirements, Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

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

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Rhinebeck Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 7 to Consolidated Financial Statements for additional information.

Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2020, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2020, no dividends had been paid by Rhinebeck Bank.

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

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus, COVID-19, a pandemic. The state of the pandemic has been evolving and its impact, both directly and indirectly, has been and will be negatively impacting our business. Currently, the full effects of the pandemic are mostly speculative, very unpredictable, and depend upon many factors outside of the institution’s control. Examples are the nature and duration of the pandemic (including the possibility of additional waves of outbreaks), the nature and scope of any resulting economic downturn, customer response and actions that the governmental authorities may take in response.

We do not carry business interruption insurance.  If we are unable to recover from a business disruption on a timely basis or if the pandemic and its effects lead to recessionary conditions or a deterioration in economic conditions, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Charge-Offs. The biggest risk the Bank faces due to the pandemic increased charge-offs as a result of the general overall economic disruption that has occurred and will occur. The amount of loss being faced by the Bank is unknowable. There are no past events of this magnitude that give rise to a suitable or reasonable method of comparable forecasting.

•

Adverse Economic Conditions. Reduction in demand for our products, decreases in market values of loans and securities, impairment of intangible assets, decreases in interest and other income, and increases in customer delinquencies and defaults.

•

Loan and Credit Losses. The mandated closure of non-essential businesses and the resulting wave of unemployed individuals may exist for an indeterminate period into the future and the recovery may be delayed by the practicalities of restarting the economy, which may adversely impact the quality of our loan portfolio. It is expected that the small and mid-size businesses that make up most of our commercial market presence, which rely on a steady continuing cash flow to support operations, may be particularly hard hit by closure and inability to quickly restart operations.  Furthermore, we may be hampered by governmental regulation or executive orders that restrict or limit our ability to take certain actions that we would otherwise take, such as standard collection and foreclosure procedures. New York State has already required state-chartered banks to suspend foreclosures and payments on residential mortgages for a 90-day period for borrowers experiencing financial hardship due to COVID-19. The federal government has taken similar action under Title IV of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which provides that individuals with single-family, federally backed mortgages may request a 180-day mortgage forbearance (which can be extended for another 180 days) due to difficulties related to the virus.  We have also voluntarily taken similar actions on a customer-by-customer basis.

•

Indirect Automobile Lending. The essential shut down of the business of selling automobiles and the potential negative impact of the pandemic on consumers’ ongoing financial health may reduce our interest income, increase rates of default and diminish collateral values.  An extended disruption to this line of business and/or significantly increased loan defaults may be detrimental to our overall growth plans and profits as a result of disarray.

•

Real Estate Market and Real Estate Lending. We face the risk that as a result of the impact of the pandemic our commercial and residential real estate markets may face reduced lending rates (which have reached an all-time low during the first quarter), decreasing property values, reducing demand for properties, and increasing vacancies if businesses fail or close locations.

•

Cybersecurity. As a result of allowing remote access to primary banking systems, the Bank faces significantly increased cybersecurity risks. With the large number of employees working from home, the expanded number of access points creates additional opportunities for cyber criminals to exploit vulnerabilities. Employees may be more susceptible to phishing, social engineering attempts, or other ploys and efforts from those wishing to gain unauthorized access to our data.

•

Changes in Consumptive Behavior. Consumers and businesses may continue to demonstrate changed behavior even after (and perhaps, long after) the crisis has diminished, including a decrease in discretionary spending. Some businesses may take longer to recover, including those that rely on travel or social gathering. Consumers may be hesitant to return to full social interactions, become more comfortable with technology, and perhaps learn to devalue the need for the traditional face-to-face transactions, which are generally deemed an asset to the community banking world.

•

Reliance on Important Vendors. The Bank relies on vendors and other third parties to provide critical systems and services. Issues at these vendors and suppliers can have significant impact on the Bank’s ability to function properly and continue to meet the demand for its services, which increase operating and other risks in this current and future environment.

•

Changes to Interest Rates. In response to the pandemic, the Federal Reserve reduced the Federal Funds Rate to zero percent in March. The outlook for 2021 is uncertain and there is a possibility that the Federal Reserve may keep interest rates low or even use negative rates if economic conditions warrant. The Bank could be subject to significantly decreased interest income if such conditions persist for a significant length of time.

•

Other Impacts on Financial Condition. Continuing decreases in our stock price and future cash flow projections reduced by deferrals, decreased earnings, or actual losses could have a negative impact on the valuation of goodwill, intangible assets, and long-lived and other assets.

•

Effects on Key Employees. Our future success and profitability are substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

•

Negative Impact to Investment Management Business Lines. The Bank offers investment-related services through its RAM division. Volatile market conditions caused by the pandemic could reduce the value of assets under management and/or cause clients to withdraw funds. Further, the impact of limited access to our branch staff has reduced the ability to generate referrals that have been a source of new business for our investment arm. Extended or diminished face-to-face interactions with customers could reduce the growth potential of this line of business.

•

Pension Plan Assets. A prolonged negative impact on the value of stocks and other asset classes will result in a significant reduction to pension plan asset values. This can impact us directly as we maintain a defined benefit pension plan and/or indirectly through the impact on our customers who maintain similar pension assets.

•	Reputational Risks. Failure to meet customer demands for the SBA lending programs could create issues that negatively reflect on our community reputation.

Risks Related to our Lending Activities

Our automobile lending exposes us to increased credit risks.

At December 31, 2020, $376.3 million, or 42.9% of our total loan portfolio and 33.3% of our total assets, consisted of indirect automobile loans, which represents loans originated through automobile dealers for the purchase of new or used automobiles. At that date, $7.5 million, or 0.9% of our total loan portfolio, consisted of automobile loans that we originated directly. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers. We intend to continue to originate indirect automobile loans and to increase this type of lending. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We intend to continue to originate commercial real estate and commercial business loans. At December 31, 2020, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $438.1 million, or 50.0% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict, and possibly more likely. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our allowance for lease and loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for lease and loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for lease and loan losses, we rely on our experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for lease and loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for lease and loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

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

Risk Related to our Business Strategy

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $154.9 million, or 15.9%, from $973.9 million at December 31, 2019 to $1.13 billion at December 31, 2020, primarily due to increases in loans receivable and cash and due from banks. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to execute our business plan, which would have an adverse effect on our financial condition and results of operations.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

We plan to continue to build market share by opening two newly acquired and two de novo branches in Orange County, New York in 2021. There are considerable costs involved in establishing new branches as they require time to generate sufficient revenues to offset their initial start-up costs. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient level of depositors and borrowers to offset expenses. We cannot assure you that our new branches will be successful even after they have been established.

Risk Related to Market Interest Rates

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

Uncertainty relating to the LIBOR transition process and the phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, which has been extended to June 30, 2023. We have certain trust preferred securities and limited commercial real estate loans that are indexed to LIBOR. We cannot predict whether and to what extent LIBOR will be supported or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate (“SOFR”). When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under trust preferred securities and our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Risks Related to Laws and Regulations

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for lease and loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for lease and loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The regulations established a “capital conservation buffer” of 2.5%, which, when added to the minimum capital ratios, resulted in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Risks Related to Privacy, Security and Technology

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act which, among other things requires privacy disclosures, and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. New laws or changes to existing laws may increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, and higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our inability to successfully implement technological change may adversely impact our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, which failure could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

A deterioration in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decrease;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the value of our securities portfolio may decrease; and/or
●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by a pandemic, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses may reduce our profits.

Our non-interest expenses totaled $30.1 million and $27.9 million for the years ended December 31, 2020 and 2019, respectively. Although we continue to monitor our expenses and have achieved certain efficiencies, we have experienced increased costs. Moreover, our efficiency ratio, comparative to peers, remains high as a result of our higher operating expenses, even though we have increased our net interest income. Our efficiency ratio totaled 67.29% and 73.73% for the years ended December 31, 2020 and 2019, respectively. Failure to control or maintain our expenses may reduce future profits.

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

We face strong competition in making loans and attracting deposits. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits and may reduce our net interest income. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. Competition also makes it more difficult and costly to attract and retain qualified employees. For more information about our market area and the competition we face, see “Item 1. Business — Market Area” and “— Competition.”

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

In preparing the periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for lease and loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of goodwill impairment, our evaluation of our defined benefit pension plan obligations and our determination of contingencies.

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

Risks Relating to Ownership of Our Common Stock

We may not pay any dividends on our common stock.

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

Our common stock is traded on The NASDAQ Capital Market, but the volume of shares traded is relatively small. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

Applicable regulations restrict us from repurchasing our shares of common stock during the second and third years following the offering to 5% of our outstanding shares unless we obtain prior approval from the NYSDFS. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the second and third years following the offering may negatively affect our stock price.

The Company’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.

The Company’s Articles of Incorporation and Bylaws contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company. First, the board of directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any stockholder who desires to nominate a director to abide by strict notice requirements.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

At December 31, 2020, we conducted business through our corporate office in Poughkeepsie and 11 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Poughkeepsie (three branch offices), Red Hook and Wappingers Falls, two representative offices in Montgomery and Albany, as well as an additional stand-alone ATM located in Tivoli, New York. We own seven and lease seven properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2020, the net book value of our land, buildings, furniture, fixtures and equipment was $18.8 million.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2020, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Rhinebeck Bancorp, Inc. is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2021, Rhinebeck Bancorp, Inc. had 388 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Item 6.     Selected Financial Data

The information at December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 is derived from the audited consolidated financial statements of the Company and included in this annual report on Form 10-K. The information at December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016 is derived from audited consolidated financial statements not appearing in this annual report on Form 10-K. For additional information, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Rhinebeck Bancorp and related notes included elsewhere in this annual report on Form 10-K.

	At December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,128,829	$973,946	$882,423	$742,103	$722,557
Cash and due from banks	93,485	11,978	50,590	10,460	12,976
Securities held-to-maturity	—	—	—	1,914	1,635
Securities available-for-sale	102,933	114,832	101,312	113,302	140,267
Loans receivable, net	873,813	793,471	678,402	566,178	512,594
Bank owned life insurance	18,877	18,457	18,018	17,577	17,391
Goodwill and other intangibles	1,609	1,651	1,694	1,831	3,507

Total liabilities	1,012,330	864,064	823,146	687,126	670,040
Deposits	929,364	773,343	684,418	650,105	639,675
Federal Home Loan Bank advances	50,674	66,304	31,598	14,900	9,500
Subordinated debt	5,155	5,155	5,155	5,155	5,155

Total stockholders’ equity	$116,499	$109,882	$59,277	$54,977	$52,517

	For the Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$44,395	$40,986	$33,730	$27,887	$25,566
Interest expense	8,019	8,739	5,320	3,300	3,050
Net interest income	36,376	32,247	28,410	24,587	22,516
Provision for loan losses	7,138	2,460	2,100	900	1,200
Net interest income after provision for loan losses	29,238	29,787	26,310	23,687	21,316
Non-interest income	8,303	5,630	5,181	8,057	7,038
Non-interest expense	30,065	27,925	26,120	25,144	24,344
Income before income tax expense	7,476	7,492	5,371	6,600	4,010
Income tax expense	1,559	1,529	1,014	3,598	1,321
Net income	$5,917	$5,963	$4,357	$3,002	$2,689
Earnings per share (basic and diluted)	$0.55	$0.56	$—	$—	$—

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets(1)	0.55%	0.65%	0.55%	0.41%	0.39%
Return on average equity(2)	5.17%	5.73%	7.82%	5.45%	5.04%
Interest rate spread(3)	3.24%	3.37%	3.63%	3.52%	3.41%
Net interest margin(4)	3.56%	3.76%	3.87%	3.68%	3.56%
Efficiency ratio(5)	67.29%	73.73%	77.76%	76.10%	81.15%
Average interest-earning assets to average interest-bearing liabilities	140.37%	137.50%	132.42%	131.69%	131.57%
Gross loans to total assets	77.66%	81.06%	76.72%	76.32%	71.11%
Equity to assets(6)	10.56%	11.42%	7.07%	7.60%	7.71%

Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	9.95%	10.84%	8.80%	8.57%	8.08%
Tier I capital (to risk-weighted assets)	12.72%	12.13%	10.16%	10.54%	10.37%
Total capital (to risk-weighted assets)	13.97%	12.83%	11.07%	11.45%	11.43%
Common equity Tier 1 capital (to risk-weighted assets)	12.72%	12.13%	10.16%	10.54%	10.37%
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.33%	0.75%	0.98%	0.96%	1.14%
Allowance for loan losses as a percent of non-performing loans	183.63%	66.74%	117.17%	58.28%	75.01%
Net charge-offs to average outstanding loans	(0.17)%	(0.43)%	(0.15)%	(0.24)%	(0.15)%
Non-performing loans as a percent of total loans	0.72%	1.13%	0.84%	1.65%	1.52%
Non-performing assets as a percent of total assets	0.57%	1.06%	0.83%	1.56%	1.46%
Other Data:
Book value per common share	$ 10.46	$ 9.87	—	—	—
Tangible book value per common share(8)	$ 10.32	$ 9.72	—	—	—
Number of offices	14	14	14	13	15
Number of full-time equivalent employees	171	166	163	153	152

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.
(8)	Represents a non-GAAP financial measure, see table below for a reconciliation of the non-GAAP financial measures.

NON-GAAP FINANCIAL INFORMATION

This Report contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). Such non-GAAP financial information includes the following measure: “tangible book value per common share.” Management uses this non-GAAP measure because they believe that it may provide useful supplemental information for evaluating our operations and performance, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes this non-GAAP measure may also provide users of our financial information with a meaningful measure for assessing our financial results, as well as a comparison to financial results for prior periods. This non-GAAP measure should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included below.

	At or For the Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Book value per common share reconciliation
Total shareholders' equity (book value) (GAAP)	$116,499	$109,882	$59,277	$54,977	$52,517
Total shares outstanding(1)	11,133.29	11,133.29	-	-	-
Book value per common share	$10.46	$9.87	$-	$-	$-
Total common equity
Total equity (GAAP)	$116,499	$109,882	$59,277	$54,977	$52,517
Goodwill	(1,410)	(1,410)	(1,410)	(1,410)	(1,410)
Intangible assets	(199)	(241)	(284)	(326)	(727)
Tangible common equity (non-GAAP)	$114,890	$108,231	$57,583	$53,241	$50,380
Tangible book value per common share
Tangible common equity (non-GAAP)	$114,890	$108,231	$57,583	$53,241	$50,380
Total shares outstanding(1)	11,133.29	11,133.29	-	-	-
Tangible book value per common share	$10.32	$9.72	$-	$-	$-

(1)	Prior to 2019, Rhinebeck Bank was the wholly-owned subsidiary of Rhinebeck Bancorp, MHC, a mutual holding company form of organization with no publicly held shares outstanding.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

●	Continue to grow our indirect automobile loan portfolio. We originate automobile loans through an active network of 146 automobile dealerships (91 in the Hudson Valley region and 55 in Albany, New York). Our indirect automobile loan portfolio totaled $376.3 million, or 42.9% of our total loan portfolio and 33.3% of total assets, at December 31, 2020 as compared to $360.6 million, or 45.7% of our total loan portfolio and 37.0% of total assets, at December 31, 2019. In addition, our direct automobile portfolio totaled $7.5 million at December 31, 2020. We plan to continue to grow our indirect automobile loan portfolio by increasing loan originations and by further expanding our presence in the Albany, New York area; however, our current policy limits our total indirect automobile loan portfolio to 45% of total assets.
●	Focus on commercial real estate, multi-family real estate and commercial business lending. We believe that commercial real estate, multi-family real estate and general commercial business lending offer opportunities to invest in our community, while increasing the overall yield earned on our loan portfolio and assisting in managing interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence.
●	Increase core deposits, including demand deposits. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, because they are the lowest cost funds and are less sensitive to withdrawal when interest rates fluctuate. Core deposits represented 78.4% of our total deposits at December 31, 2020 compared to 71.7% at December 31, 2019. Going forward, we will focus on increasing our core deposits by increasing our commercial lending activities and enhancing our relationships with our retail customers. We also plan to focus on increasing our market share in Orange County, New York and have received regulatory approval to open four branches in Orange County, which we expect to occur in the spring of 2021.
●	Continue expense control. Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as monitoring our employee needs, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $30.1 million and $27.9 million for the years ended December 31, 2020 and 2019, respectively.
●	Manage credit risk to maintain a low level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.56% at December 31, 2020, which decreased from 0.92% at December 31, 2019.
●	Grow the balance sheet. We have received regulatory approval to open four new branches in Orange County: two, Walden and Montgomery, as the result of a purchase from ConnectOne Bank, and two, Newburgh and Middletown, as de Novo locations. Previously stated as a geographical part of our service territory that we wish to develop, we expect that these locations will be fully operational by mid-year. We believe that these offices, and the Bank overall, will continue to benefit from a large customer base that prefers doing business with a local institution and may be reluctant to do business with larger institutions. By providing our customers with quality service, coupled with a home-town ambience, we expect to continue our strong organic growth. Also, as the pandemic retreats in the face of the increasing availability of vaccinations, we expect that the pent-

up demand of commercial activity will return to a more normal pace providing renewed growth opportunities for our loan portfolio.

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

Management performs a formal quarterly evaluation of the adequacy of the allowance for lease and loan losses. Consideration is given to a variety of factors in establishing the allowance including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for lease and loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan and using applicable historical loss experience plus potential qualitative factors. Other qualitative factors including, but not limited to, delinquency trends, general economic conditions and geographic and industry concentrations are also considered. Actual loan losses may be significantly more than the allowance for lease and loan losses we have established which could have a material negative effect on our financial results. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulators may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.

Goodwill and Intangible Assets. The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and are being amortized on a straight-line basis over their estimated lives. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present. In evaluating whether it is more likely than not that the fair value is less than its carrying amount, management assessed seven qualitative factors including, but not limited to, macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company-specific events. No impairment was recorded in 2020 or in 2019.

Intangible assets are amortized on a straight line basis over their assigned useful lives. The Company recognized $42,000 and $43,000 of amortization expense related to its intangible assets for each of the years ended December 31, 2020 and 2019, respectively. Accumulated amortization and impairment totaled $748,000 and $706,000 for the years ended December 31, 2020 and 2019, respectively. The Company periodically reviews the intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Based on these reviews, no impairment was recorded in 2020 or 2019.

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

We account for benefits under the defined plan in accordance with Accounting Standards Codification (“ASC”) Topic 715 “Pension and Other Postretirement Benefits.” The guidance requires an employer to: (1) recognize in its statement of financial position the over funded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

The Bank created an employee stock ownership plan (the “ESOP”) for the benefit of employees who meet certain eligibility requirements. The Bank makes cash contributions to repay the loan used to fund the common stock purchased by the ESOP on an annual basis.

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

Fair Value Measurements.  We group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level I — Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level II — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
●	Level III — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Other-than-Temporary Investment Security Impairment.  Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. On that date, the Governor announced a statewide stay-at-home order, also known as the NYS on PAUSE Program, with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remain limited and many people still engage in limited activities. As a result of the pandemic, the state has experienced an increase in unemployment levels from an average of 3.7% in December of 2019 to 8.2% in December of 2020.

Policy and Regulatory Developments.

Federal, state, and local governments and regulatory authorities have enacted a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 - 0.25 percent.
•

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program (later increased to $660 billion) administered through the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Without this suspension, multiple loans would have been required to be reclassified as TDRs, which would have effectively put them into non-accrual status, thereby reducing the recognition of interest income until their active statuses could be restored.

•

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

●	The Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020. Among other provisions, including jobless benefits and stimulus checks, the $900 billion package included an additional $284 billion for the PPP program, and, in addition to other program changes, made it possible for businesses to apply for a second PPP loan up to a maximum loan amount of $2.0 million. The CAA also rescinded the $147 billion that had remained in the program at the end of the second round of PPP funding initiatives. The SBA reopened the PPP on January 11, 2021.

Pandemic Operational Preparations and Status.

Since mid-March, the Company and the Bank have felt the impact of this global pandemic. In response to the state of emergency, the Bank had temporarily suspended lobby services, which were re-opened on June 1, 2020 and then closed again on December 7, 2020 due to the uptick in cases. Drive-thru, mobile, and online banking continue to be the Bank’s primary channels of serving customers during this time and remain important delivery channels during the pandemic. Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all office, drive-thru locations and ATM terminals. A Workplace Safety Program was established in May to provide employees a safe and healthy workplace. A phased/staggered return of non-branch staff began in June and the majority of our employees have returned to the office. The wearing of face masks is mandatory in all Bank locations and employee wellness is monitored daily. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state, and local agencies.

Effects on Our Business.

We expect that the COVID-19 pandemic and the specific developments referred to above could have a significant negative impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Loan Composition and Activity.

The following table provides information with respect to our commercial and industrial and commercial real estate loans by type at December 31, 2020 (dollars in thousands).

	December 31, 2020
Commercial loans:	Number of Loans	Balance	Percent
Accommodation and Food Services	152	$23,418	5.34%
Administrative and Support and Waste Management and Remediation Services	93	6,184	1.41%
Agriculture, Forestry, Fishing and Hunting	22	4,189	0.96%
Arts, Entertainment and Recreation	47	8,313	1.90%
Construction	261	25,522	5.83%
Educational Services	15	4,799	1.10%
Finance and Insurance	21	1,447	0.33%
Health Care and Social Assistance	137	22,349	5.10%
Information	10	1,375	0.31%
Loans to Individuals	354	66,106	15.09%
Management of Companies and Enterprises	1	1,468	0.34%
Manufacturing	96	15,952	3.64%
Mining	5	432	0.10%
Other Services	125	9,644	2.20%
Professional, Scientific and Technical Services	102	10,163	2.32%
Real Estate and Rental and Leasing	446	211,028	48.15%
Retail Trade	118	13,933	3.18%
Transportation and Warehousing	48	2,448	0.56%
Wholesale Trade	35	9,366	2.14%
Total loans	2,088	$438,136	100.00%

U.S. Small Business Administration Paycheck Protection Program.

As part of the CARES Act and the CAA, the PPP Loan Program allocated almost $800 billion in funds to assist small businesses. Rhinebeck Bank, as a qualified SBA lender, is an authorized participant in this program.

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

The program discontinued accepting new loan applications on August 8, 2020 and was reopened January 11, 2021. As of December 31, 2020, we had received 695 applications for $92.8 million of loans under the PPP. We received SBA approval for 674 applications totaling $92.0 million all of which had been funded. As of December 31, 2020, there were $75.4 million of PPP loans outstanding.

Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $3.3 million at December 31, 2020. We recorded amortization of net deferred loan origination fees of $2.1 million on PPP loans for the year ended December 31, 2020. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The Company will be assisting customers through the second round of the SBA’s PPP program which began in January of 2021.

To assure adequate funding of the additional loan demand, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed us to present these loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. While during the year we had borrowed up to $70.1 million, at December 31, 2020 all of the borrowings had been repaid.

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

Throughout 2020, the Bank had approved 2,095 loan deferrals totaling $122.6 million, not including 138 loans, totaling $24.5 million, previously sold in the secondary market and serviced for others. The majority of the modifications granted to customers expired during the third quarter of 2020, and at December 31, 2020, we had 194 loans totaling $40.2 million of remaining deferrals outstanding and all were performing in accordance to their contractual terms. Pursuant to the CARES Act, these loan deferrals are not included in our non-performing loans.

Details with respect to the approved Bank-owned deferral requests as of December 31, 2020 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate

Commercial real estate loans:
Non-residential	66	$67,342	4.3%
Multi-family	4	2,716	4.4%
Residential real estate loans	15	4,197	4.6%
Commercial and industrial loans	124	14,996	5.1%
Consumer loans:
Indirect automobile	1,809	31,927	7.9%
Home equity	9	472	3.7%
Other consumer	68	963	6.5%
Total loans	2,095	$122,613	5.4%

Details with respect to the active Bank-owned deferral requests as of December 31, 2020 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate	Accrued Interest
Commercial real estate loans:
Non-residential	18	$32,891	4.4%	$514
Commercial and industrial loans	19	4,823	5.4%	135
Consumer loans:
Indirect automobile	156	2,478	9.4%	34
Home equity	0	—	—%	—
Other consumer	1	10	8.6%	—
Total loans	194	$40,202	4.8%	$683

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets.  Total assets were $1.13 billion at December 31, 2020, representing an increase of $154.9 million, or 15.9%, compared to $973.9 million at December 31, 2019. The increase was primarily related to an increase in the net loan portfolio of $80.3 million, an $81.5 million increase in cash balances and the establishment of a right-of-use asset of $6.3 million at December 31, 2020 due to the current year adoption of the Accounting Standards Update 2016-02, Leases (Topic 842). A decrease of $11.9 million, or 10.4%, in available for sale securities only partially offset these increases.

Cash and Due from Banks.  Cash and due from banks increased $81.5 million, or 680.5%, to $93.5 million at December 31, 2020 from $12.0 million at December 31, 2019 primarily due to an increase in deposits held at the Federal Reserve Bank of New York with excess funds as deposit growth exceeded loan growth.

Investment Securities Available for Sale.  Investment securities available for sale decreased $11.9 million, or 10.4%, to $102.9 million at December 31, 2020 from $114.8 million at December 31, 2019. The decrease was primarily due to principal payments and maturities of $45.0 million and sales and calls of $7.0 million, partially offset by $37.0 million in mortgage-backed securities purchases, $2.2 million in bank subordinated debt purchases, and a $1.5 million increase in the portfolio’s unrealized gain during the period.

Net Loans.  Net loans receivable were $873.8 million at December 31, 2020, an increase of $80.3 million, or 10.1%, as compared to December 31, 2019. The increase was primarily due to $74.1 million of net outstanding SBA PPP loan balances. The increase in net commercial real estate loans totaled $15.4 million, or 5.7%, as compared to December 31, 2019. Our net indirect auto loan balances increased $16.0 million or 4.3% over the year 2020. During the year, our allowance for loan losses increased $5.7 million, or 95.4%, to reflect the growth in our portfolio and the significant negative impact of the change in the quantitative and qualitative factors due to the COVID-19 pandemic.

Total Liabilities.  Total liabilities increased $148.3 million in 2020 primarily due to an increase in deposits of $156.0 million, or 20.2%, and the establishment of the lease liability included in accrued expenses and other liabilities of $6.3 million at December 31, 2020, partially offset by a decrease of $15.6 million in FHLB advances.

Deposits.  Deposits increased $156.0 million, or 20.2%, to $929.4 million at December 31, 2020. Interest bearing accounts grew 15.3%, or $90.9 million, to $685.0 million. NOW accounts increased $46.0 million, or 48.1%, savings accounts increased $36.3 million, or 29.9%, and money market accounts increase $26.6 million, or 16.8%. Certificates of deposit decreased $18.0 million, or 8.2%, to $200.6 million at December 31, 2020. Non-interest bearing balances increased 36.3%, or $65.1 million, finishing the year at $244.3 million. Mortgagors’ escrow accounts increased 4.8% to $8.5 million at December 31, 2020.

Borrowed Funds.  Advances from the FHLB decreased $15.6 million, or 23.6%, from $66.3 million at December 31, 2019 to $50.7 million at December 31, 2020 as there was no need to replace maturing advances due to deposit growth.

Stockholders’ Equity. Stockholders' equity increased $6.6 million to $116.5 million at December 31, 2020, primarily due to net income of $5.9 million and a $1.2 million increase in the net unrealized gain on available for sale securities. The Company's ratio of average equity to average assets was 10.56% for the year ended December 31, 2020 and 11.42% for the year ended December 31, 2019. Book value per share was $10.46 and $9.87 for the years ended December 31, 2020 and 2019, respectively. Tangible book value per share was $10.32 and $9.72 for the years ended December 31, 2020 and 2019, respectively, see Item 6. Selected Financial Data – Non-GAAP Financial Information.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

Net Income.  Net income for the year ended December 31, 2020 was $5.9 million ($0.55 per basic and diluted share), compared with $6.0 million ($0.56 per basic and diluted share) for the year ended December 31, 2019, a decrease of $46,000, or 0.8%. Interest and dividend income increased $3.4 million, or 8.3%, interest expense decreased $720,000, or 8.2%, the provision for loan losses increased $4.7 million, or 190.2%, and noninterest income increased $2.7 million, or 47.5%, while other expenses and taxes increased $2.2 million, or 7.4%, as compared to 2019. Our significantly increased provision expense, due to the negative impacts of the COVID-19 pandemic, was the single largest reason for the decrease in earnings year over year. Increased gain on sales of loans had a significant positive impact on our net income for the year.

Net Interest Income.  Net interest income increased $4.1 million, or 12.8%, to $36.4 million for the year ended December 31, 2020, as compared to $32.2 million in 2019. The increase was primarily driven by higher interest-earning asset balances and the favorable impact of lower rates on deposit and borrowing costs, which was partially offset by lower yields on earning assets primarily as a result of the addition of the lower-yielding PPP loan balances and the low market interest rates. This large addition of PPP loans was the primary reason our net interest margin declined 20 basis points to 3.56% for the year ended December 31, 2020 compared to 3.76% for 2019. The ratio of average interest-earning assets to average interest-bearing liabilities improved 2.1% to 140.37%. The yield on interest earning assets decreased 43 basis points to 4.34% in 2020 from 4.77%, primarily due to the addition of lower yielding PPP loans, while deposit and borrowing costs decreased 30 basis points to 1.10% in 2020 from 1.40% for 2019 driven by decreases in general market rates and efforts to maintain our margin.

Interest Income.  Interest income increased $3.4 million, or 8.3%, to $44.4 million for fiscal year 2020 from $41.0 million for fiscal year 2019. The increase resulted from a $164.8 million increase in average interest earning assets during the year partially offset by a decrease in average yields. The increase in average interest earning assets during 2020 compared to 2019 included increases in average loan balances of $128.6 million and an increase in average interest bearing depository accounts of $37.5 million. The average yield on loans decreased to 4.86% for the fiscal year 2020, from 5.16% for the fiscal year 2019. The average yields on investment securities decreased to 1.88% for the fiscal year 2020 from 2.33% for 2019.

Interest Expense.  Interest expense decreased $720,000, or 8.2%, to $8.0 million for fiscal year 2020 from $8.7 million for fiscal year 2019. This was due to a 30 basis point decrease in the overall cost of interest bearing liabilities to 1.10% for fiscal 2020 from 1.40% for fiscal 2019 partially offset by an increase in average interest bearing liability balances of $104.6 million, or 16.8%, year over year.

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

The provision was $7.1 million for the year ended December 31, 2020, an increase of $4.7 million, or 190.2%, as compared to the year ended December 31, 2019. The increase in the provision was mainly attributable to the significant negative impact of the change in both quantitative and qualitative factors reflecting the diminished economic environment and the resultant increased financial risk for the Bank’s borrowers, which, more than likely, will lead to some credit quality deterioration. The increase in our loan loss allowance related to the economic environment was based, in major part, on the number of loans that had their payments deferred which increases the risk of defaults. Net charge-offs for the year ended December 31, 2020 totaled $1.5 million, compared to $3.2 million, for the year ended 2019. The decrease was specifically due to two large commercial real estate loans totaling $1.8 million that became impaired and were partially charged off in the fourth quarter of 2019.

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

Non-Interest Income. Non-interest income increased $2.7 million, or 47.5%, to $8.3 million for the year ended December 31, 2020 compared with $5.6 million for the year ended December 31, 2019. In the year ended December 31, 2020, net gain on the sale of loans increased $2.6 million, or 221.3%, sales of other real estate owned increased $498,000 and investment advisory income increased $344,000, or 36.4%. These increases were offset by a $548,000 decrease in service charges on deposit accounts and a $219,000 decrease in other non-interest income due primarily to the increased amortization of mortgage servicing rights. The Bank sold $95.0 million of longer-term fixed-rate mortgage loans in 2020 compared to $48.0 million of such loans in 2019 as the favorable rate environment encouraged refinancing. The increases in advisory income resulted as money flowed into the market and as investors took interest in the safety of annuities. The decrease in service charges on deposit accounts was primarily due to a decrease in overdraft fees and reduced transaction activity due to regulatory restrictions and the pandemic.

Non-Interest Expense.  For the year ended December 31, 2020, non-interest expenses increased $2.1 million, or 7.7%, to $30.1 million, as compared to $27.9 million in 2019. Salaries and benefits increased $1.2 million, or 7.5%, which was primarily attributable to annual merit increases, production incentives and employee benefit expense increases. FDIC deposit insurance increased $319,000, or 66.7%, due to an assessment credit received in the prior year. Professional fees increased $262,000 as legal and consulting fees increased. Other noninterest expense increased $409,000, or 8.6%. The increase in other noninterest expense was primarily due to an initial estimated reserve of $350,000 for potential consumer compliance issues in the Bank’s indirect automobile portfolio. However, additional reserves in the future may be required.

Income Taxes.  Income tax provision increased by $30,000 to $1.6 million for the year ended December 31, 2020 as compared to 2019. Our effective tax rate for the year ended December 31, 2020 was 20.9% compared to 20.4% in 2019.

Average Balance Sheets for the Years Ended December 31, 2020, 2019 and 2018

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2020			2019			2018
	Average	Interest and		Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$40,547	$47	0.12%	$3,003	$60	2.00%	$3,009	$61	2.03%
Loans(1)	869,428	42,215	4.86%	740,814	38,255	5.16%	623,404	31,314	5.02%
Available for sale securities	113,163	2,133	1.88%	114,536	2,671	2.33%	108,454	2,355	2.17%
Total interest-earning assets	1,023,138	44,395	4.34%	858,353	$40,986	4.77%	$734,867	$33,730	4.59%
Non-interest-earning assets	60,435			52,730			54,244
Total assets	$1,083,573			$911,083			$789,111
Liabilities and equity:
NOW accounts	$114,305	$261	0.23%	$96,809	$289	0.30%	$100,039	$252	0.25%
Money market accounts	169,978	1,717	1.01%	141,953	1,860	1.31%	128,757	1,152	0.89%
Savings accounts	139,946	329	0.24%	121,086	396	0.33%	126,404	334	0.26%
Certificates of deposit	222,002	4,263	1.92%	192,341	4,348	2.26%	150,219	2,370	1.58%
Total interest-bearing deposits	646,231	6,570	1.02%	552,189	6,893	1.25%	505,419	4,108	0.81%
Escrow accounts	8,807	101	1.15%	8,074	96	1.19%	7,704	95	1.23%
FHLB and FRB advances	68,685	1,209	1.76%	59,074	1,529	2.59%	36,455	890	2.44%
Subordinated debt	5,155	139	2.70%	4,929	221	4.48%	5,367	227	4.23%
Other interest-bearing liabilities	82,647	1,449	1.75%	72,077	1,846	2.56%	49,526	1,212	2.45%
Total interest-bearing liabilities	728,878	8,019	1.10%	624,266	$8,739	1.40%	$554,945	$5,320	0.96%
Non-interest-bearing deposits	223,611			169,145			164,553
Other non-interest-bearing liabilities	16,665			13,604			13,862
Total liabilities	969,154			807,015			$733,360
Total stockholders’ equity	114,419			104,068			55,751
Total liabilities and stockholders’ equity	$1,083,573			$911,083			$789,111
Net interest income		$36,376			$32,247			$28,410
Interest rate spread			3.24%			3.37%			3.63%
Net interest margin(2)			3.56%			3.76%			3.87%
Average interest-earning assets to average interest-bearing liabilities			140.37%			137.50%			132.42%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared to Year Ended			Compared to Year Ended
	December 31, 2019			December 31, 2018
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(In thousands)
Interest income:
Interest bearing depository accounts	$(14)	$1	$(13)	$—	$(1)	$(1)
Loans receivable	6,037	(2,077)	3,960	6,041	900	6,941
Marketable securities	(32)	(506)	(538)	136	180	316
Total interest-earning assets	5,991	(2,582)	3,409	6,177	1,079	7,256
Interest expense:
Deposits	(2,506)	2,183	(323)	884	1,901	2,785
Escrow accounts	8	(3)	5	3	(2)	1
Federal Home Loan Bank advances	331	(651)	(320)	583	56	639
Subordinated debt	11	(93)	(82)	(21)	15	(6)
Total interest-bearing liabilities	(2,156)	1,436	(720)	1,449	1,970	3,419
Net increase in net interest income	$8,147	$(4,018)	$4,129	$4,728	$(891)	$3,837

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors maintains a management-level Asset/Liability Management Committee (the “ALCO”), which takes initial responsibility for reviewing the asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes with the Board of Directors. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates, selling longer-term fixed-rate residential mortgage loans, promoting core deposit products and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2020. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$105,442	$8,606	8.9%	10.07%	17.6%
300	105,018	8,182	8.4%	9.84%	15.0%
200	103,938	7,102	7.3%	9.55%	11.6%
100	101,968	5,132	5.3%	9.18%	7.3%
0	96,836	—	—%	8.56%	—%
(100)	$73,273	$(23,563)	(24.3)%	6.35%	(25.8)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing, and financing activities. At December 31, 2020, $93.5 million of our assets were invested in cash and cash equivalents. Short-term investment securities (maturing in one year or less) totaled $102,000 at December 31, 2020. As of December 31, 2020, we had $50.7 million of structured borrowings outstanding from the FHLBNY. We have access to FHLB advances of up to $564.3 million.

At December 31, 2020, we had $98.1 million in loan commitments outstanding, which included $3.5 million in undisbursed construction loans, $10.7 million in unused home equity lines of credit, $63.9 million in commercial lines of credit, $14.3 million in future loan commitments and $5.7 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2020 totaled $147.6 million, or 73.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2020. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $14.8 million and $12.1 million for the years ended December 31, 2020 and 2019, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $74.1 million and $132.1 million in fiscal years 2020 and 2019, respectively, principally reflecting our investment security and loan activities in the respective periods. Cash outlays for the purchase of securities decreased from $41.1 million for the year ended December 31, 2019 to $39.2 million for the year ended December 31, 2020. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $52.0 million and $30.3 million in the years ended December 31, 2020 and 2019, respectively. We had cash flows from a net increase in loans of $89.3 million in 2020 compared to $117.4 million in 2019. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $140.8 million in fiscal year 2020, and $81.4 million in fiscal year 2019. Cash used in connection with the Bank’s reorganization and stock offering totaled $42.7 million in 2019, which primarily represented the return of unfilled subscription orders in our stock offering.

We also have obligations under our post retirement plan as described in Note 8 to the Consolidated Financial Statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in fiscal year 2012.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 10 of the notes to the Consolidated Financial Statements. For fiscal year 2020, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related notes of Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC have been prepared in accordance with United States GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Unaudited Quarterly Financial Data

The following table sets forth a summary of selected financial data at and for the years ended December 31, 2020 and 2019 and the quarter ends within those years.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020

	(In thousands, except per share data)
Loans Receivable, net	$810,361	$887,320	$890,495	$873,813
Deposits	784,655	910,039	916,195	929,364

Total interest income	10,740	11,213	10,874	11,568
Total interest expense	2,419	2,236	1,846	1,518
Net interest income	8,321	8,977	9,028	10,050
Provision for loan losses	1,200	2,255	2,250	1,433
Net interest income after provision for loan losses	7,121	6,722	6,778	8,617
Total noninterest income	1,560	1,750	2,096	2,897
Total noninterest expense	7,299	6,765	7,432	8,569
Income before income taxes	1,382	1,707	1,442	2,945
Income taxes expense	307	359	292	601
Net income	$1,075	$1,348	$1,150	$2,344
Earnings per share (basic and diluted)	$0.10	$0.13	$0.10	$0.22

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

	(In thousands, except per share data)
Loans Receivable, net	$706,882	$737,293	$758,999	$793,471
Deposits	684,024	716,858	769,985	773,343

Total interest income	9,358	10,120	10,825	10,683
Total interest expense	1,788	2,199	2,361	2,391
Net interest income	7,570	7,921	8,464	8,292
Provision for loan losses	780	780	450	450
Net interest income after provision for loan losses	6,790	7,141	8,014	7,842
Total noninterest income	1,264	1,433	1,459	1,474
Total noninterest expense	6,918	7,048	6,832	7,127
Income before income taxes	1,136	1,526	2,641	2,189
Income taxes benefit	225	305	550	449
Net income	$911	$1,221	$2,091	$1,740
Earnings per share (basic and diluted)	$0.09	$0.11	$0.20	$0.16

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2020.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2020 and 2019
(C)	Consolidated Statements of Income - Years ended December 31, 2020 and 2019
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2020 and 2019
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2020 and 2019
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2020 and 2019
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
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

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.4

Description of Rhinebeck Bancorp, Inc.’s Securities (Incorporated by reference to Exhibit 4.4 to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020)

10.1

Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.2

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7

New Director Fee Continuation Agreement between Rhinebeck Bank and Joseph A. Bahnatka, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.11

Employment Agreement between Rhinebeck Bank and Michael J. McDermott (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

10.12

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

21

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

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhinebeck Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Rhinebeck Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 25, 2021

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$93,485	$11,978
Available for sale securities (at fair value)	102,933	114,832
Loans receivable (net of allowance for loan losses of $11,633 and $5,954, respectively)	873,813	793,471
Federal Home Loan Bank stock	2,787	3,435
Accrued interest receivable	3,819	2,903
Cash surrender value of life insurance	18,877	18,457
Deferred tax assets (net of valuation allowance of $1,760 and $1,202, respectively)	3,703	2,255
Premises and equipment, net	18,839	18,338
Other real estate owned	139	1,417
Goodwill	1,410	1,410
Intangible assets, net	199	241
Other assets	8,825	5,209
Total assets	$1,128,829	$973,946
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$244,344	$179,236
Interest bearing	685,020	594,107
Total deposits	929,364	773,343

Mortgagors’ escrow accounts	8,494	8,106
Advances from the Federal Home Loan Bank	50,674	66,304
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	18,643	11,156
Total liabilities	1,012,330	864,064

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	46,038	45,869
Unearned common stock held by the employee stock ownership plan ("ESOP")	(3,928)	(4,146)
Retained earnings	78,069	72,152
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities, net of taxes	993	(195)
Defined benefit pension plan, net of taxes	(4,784)	(3,909)
Total accumulated other comprehensive loss	(3,791)	(4,104)
Total stockholders’ equity	116,499	109,882
Total liabilities and stockholders’ equity	$1,128,829	$973,946

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$42,215	$38,255
Interest and dividends on securities	2,133	2,671
Other income	47	60
Total interest and dividend income	44,395	40,986
Interest Expense
Interest expense on deposits	6,671	6,989
Interest expense on borrowings	1,348	1,750
Total interest expense	8,019	8,739
Net interest income	36,376	32,247
Provision for loan losses	7,138	2,460
Net interest income after provision for loan losses	29,238	29,787
Noninterest Income
Service charges on deposit accounts	2,276	2,824
Net realized loss on sales and calls of securities	(29)	(69)
Net gain on sales of loans	3,762	1,171
Increase in cash surrender value of life insurance	380	398
Net gain from sale of other real estate owned	498	—
Other real estate owned income	—	28
Gain on disposal of premises and equipment	13	—
Investment advisory income	1,288	944
Other	115	334
Total noninterest income	8,303	5,630
Noninterest Expense
Salaries and employee benefits	16,797	15,631
Occupancy	3,545	3,490
Data processing	1,399	1,340
Professional fees	1,648	1,386
Marketing	506	666
FDIC deposit insurance and other insurance	797	478
Other real estate owned expense	154	123
Amortization of intangible assets	42	43
Other	5,177	4,768
Total noninterest expense	30,065	27,925
Income before income taxes	7,476	7,492
Provision for income taxes	1,559	1,529
Net income	$5,917	$5,963

Earnings per common share:
Basic	$0.55	$0.56
Diluted	$0.55	$0.56

Weighted average shares outstanding, basic	10,729,596	10,707,776
Weighted average shares outstanding, diluted	10,739,841	10,707,776

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
Net Income	$5,917	$5,963
Other Comprehensive Income:
Unrealized holding gains arising during the period	1,476	2,944
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	29	69
Net unrealized gains on available for sale securities	1,505	3,013
Tax effect	(317)	(632)
Unrealized gains on available for sale securities, net of tax	1,188	2,381
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(1,393)	322
Reclassification adjustment for amortization of net actuarial losses	285	346
Total	(1,108)	668
Tax effect	233	(141)
Defined benefit pension plan (losses) gains, net of tax	(875)	527
Other comprehensive income	313	2,908
Total Comprehensive Income	$6,230	$8,871

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2018	$—	$100	$—	$66,189	$(7,012)	$59,277

Net income	—	—	—	5,963	—	5,963
Other comprehensive income	—	—	—	—	2,908	2,908
Common Stock and proceeds of offering	111	45,744	—	—	—	45,855
Unearned common stock held by ESOP	—	—	(4,364)	—	—	(4,364)
ESOP shares committed to be allocated	—	25	218	—	—	243

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	5,917	—	5,917
Other comprehensive income	—	—	—	—	313	313
ESOP shares committed to be allocated	—	(48)	218	—	—	170
Share-based compensation expense	—	217	—	—	—	217

Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$5,917	$5,963
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	563	244
Net realized loss on sales and calls of securities	29	69
Net realized gain on sale of other real estate owned	(498)	—
Provision for loan losses	7,138	2,460
Loans originated for sale	(94,995)	(48,204)
Proceeds from sale of loans	98,723	49,198
Net gain on sale of loans	(3,762)	(1,171)
Amortization of intangible assets	42	43
Depreciation and amortization	1,379	1,291
Gain from disposal of premises and equipment	(13)	—
Deferred income tax benefit	(1,531)	(94)
Increase in cash surrender value of insurance	(380)	(398)
Increase in accrued interest receivable	(916)	(380)
Expense of earned ESOP shares	170	243
Share-based compensation expense	217	—
(Increase) decrease in other assets	(3,616)	1,133
Increase in accrued expenses and other liabilities	6,378	1,714
Net cash provided by operating activities	14,845	12,111
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	6,996	11,938
Proceeds from maturities and principal repayments of securities	45,031	18,322
Purchases of securities	(39,215)	(41,078)
Net sales (purchases) of FHLB Stock	648	(1,552)
Net increase in loans	(89,304)	(117,353)
Purchases of bank owned life insurance	(40)	(40)
Purchases of bank premises and equipment	(1,867)	(2,589)
Net increase of other real estate owned	(225)	(14)
Proceeds from sale of other real estate owned	3,859	282
Net cash used in investing activities	(74,117)	(132,084)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	174,027	25,972
Net (decrease) increase in time deposits	(18,006)	62,953
Decrease in mortgagors' escrow accounts	388	381
Net (decrease) increase in short-term debt	(4,302)	13,209
Net (decrease) increase in long-term debt	(11,328)	21,497
Net decrease in other borrowings	—	(5,000)
Proceeds of stock subscriptions	—	9,814
Return of unfulfilled stock subscriptions	—	(41,082)
Offering expenses	—	(1,898)
Loan to ESOP	—	(4,364)
Return of capital to Rhinebeck Bancorp, MHC	—	(121)
Net cash provided by financing activities	140,779	81,361
Net increase (decrease) in cash and due from banks	81,507	(38,612)
Cash and Due from Banks
Beginning balance	11,978	50,590
Ending balance	$93,485	$11,978
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,310	$8,626
Cash paid for income taxes	$3,402	$1,690
Noncash Investing and Financing Activities
Transfer of loans to other real estate owned	$1,858	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for lease and loan losses, fair value measurements, the evaluation of investment securities for other-than-temporary impairment, the evaluation of goodwill for impairment, the valuation of deferred tax assets, the determination of pension obligations and contingent liabilities.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the New York State counties of Dutchess, Ulster, Orange, Columbia, Putnam and Albany. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ abilities to repay their loans is dependent on the economic conditions in the territories in which the Company operates.

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

December 31, 2020 and 2019

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

Investment in FHLB Stock

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance calculation methodology involves segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: commercial real estate, residential real estate, commercial and industrial and consumer. The segments of the Company’s loans receivable portfolio are further disaggregated into classes based on identified risks within those segments. This allows management to better monitor risk and performance.

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

Consumer loans are classified into the following three classes: indirect automobile loans, home equity loans and other consumer loans. Indirect automobile loans are secured by the borrowers’ automobiles and originated through the Company’s relationships with the automobile dealers in the various counties in the Company’s service area. Home equity loans are secured by the borrowers’ residential real estate in a first or second lien position. Other direct consumer loans may be unsecured. The overall health of the economy, reflected in unemployment rates and housing prices, will have an impact on the credit quality of this segment.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrower’s creditworthiness and the type of collateral. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial and industrial and commercial real estate loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, automobiles, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower, past experience with the borrower, the nature of the collateral, competitive offerings and/or the term of the loan.

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

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

In the last quarter of 2019, Management employed software in order to upgrade our allowance for lease and loan loss (“ALLL”) analysis. For several months we ran the software in tandem with our then present evaluation system in order to understand the similarities and differences between the approaches and to ascertain that the switch would present reasonable and consistent results in keeping with the prior analysis. At year-end 2019, we made the switch to the new software system as the basis for our ALLL analysis. The outcome led us to a result that was more specific in

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

definition, robust from a qualitative analysis perspective, and detailed in specific support for the final allocated outcomes. This change in methodology did not materially change the amount of the overall reserve but did have some impact on allocated reserves between the lines of business, most specifically evident with the increased reserve amount allocated to the indirect automobile portfolio.

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

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. If liquidation is expected, appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $636 and $781 on December 31, 2020 and 2019, respectively.

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

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a TDR. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for lease and loan losses.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance and charged to noninterest income, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

●	Fees for services to customers include service charges on deposits which are included as liabilities in the consolidated statements of financial condition and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are charged as earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.
●	The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.
●	The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed; at such time, the OREO asset is derecognized and the gain or loss on the sale is recorded. Rental income received from leased OREO property is recognized during the month it is earned.
●	Retail brokerage and advisory fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e., trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

collateral. Gains or losses are included in operations upon disposal. Other real estate owned included $0 and $935 of residential real estate and $139 and $482 of commercial property on December 31, 2020 and 2019, respectively.

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

Share-Based Compensation Plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide service for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract at the date of grant. Forfeitures are recognized as they occur.

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

statements of financial condition. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2020 and 2019.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as an additional provision for income taxes in the consolidated statements of income.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. See Note 14 for calculation of EPS.

Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the net actuarial loss of the defined benefit pension plan, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which created FASB Accounting Standards Codification (“ASC”) Topic 842 (ASC 842) and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASC 842 is permitted. The Company adopted the provisions of ASC 842 effective January 1, 2020 utilizing the optional transition method and not restate comparative periods. The Company elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. Upon adoption, the Company recorded an increase in other assets and an increase in other liabilities of approximately $6.7 million.

In June 2016, the FASB issued ASU No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits. The Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

On December 18, 2019, the FASB issued Accounting Standards Update 2019-12 , Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income

Taxes, and may impact both interim and annual reporting periods. This ASU is effective for the Company in 2022. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on the consolidated financial statements and does not expect to early adopt.

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. The adoption of ASU 2020-04 did not and is not expected to have a material impact on the Company's future consolidated financial statements.

2.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$88,197	$1,350	$(277)	$89,270
U.S. government agency securities	7,013	148	—	7,161
Municipal securities(1)	1,445	31	—	1,476
Corporate bonds	4,400	49	(3)	4,446
Other	621	—	(41)	580
Total	$101,676	$1,578	$(321)	$102,933

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$30,243	$(269)	$293	$(8)	$30,536	$(277)
Corporate Bonds	747	(3)	—	—	747	(3)
Other	522	(41)	—	—	522	(41)
Total	$31,512	$(313)	$293	$(8)	$31,805	$(321)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$35,612	$(302)	$27,252	$(526)	$62,864	$(828)
U.S. government agency securities	—	—	7,001	(26)	7,001	(26)
Municipal Securities	490	(5)	—	—	490	(5)
Corporate Bonds	749	(2)	—	—	749	(2)
Total	$36,851	$(309)	$34,253	$(552)	$71,104	$(861)

At December 31, 2020 and 2019, the Company had 36 and 80 individual available-for-sale securities with unrealized losses totaling $321 and $861, respectively, with an aggregate depreciation of 1.01% and 1.21%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired either at December 31, 2020 or 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2020 and 2019, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$102	$102	$175	$175
After 1 but within 5 years	2,155	2,155	7,027	7,001
After 5 but within 10 years	9,946	10,162	7,806	7,899
After 10 years	655	664	675	670
Total Maturities	12,858	13,083	15,683	15,745

Mortgage-backed securities	88,197	89,270	98,842	98,478
Other	621	580	555	609
Total	$101,676	$102,933	$115,080	$114,832

At December 31, 2020 and 2019, available for sale securities with a carrying value of $18,123 and $23,782, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $1,059 and $726 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities and calls aggregated $6,996 and $11,938 for the years ended December 31, 2020 and 2019, respectively. There were no gross gains during the periods ended December 31, 2020 and December 31, 2019. During the periods ended December 31, 2020 and 2019, there were gross losses of $29 and $69, respectively, realized on the sales of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Lease and Loan Losses

A summary of the Company’s loan portfolio is as follows:

	December 31,	December 31,
	2020	2019
Commercial real estate loans:
Construction	$5,392	$20,354
Non-residential	248,349	228,157
Multi-family	30,379	20,129
Residential real estate loans	39,239	43,726
Commercial and industrial loans(1)	154,016	90,554
Consumer loans:
Indirect automobile	376,260	360,569
Home equity	14,165	16,276
Other consumer	8,816	9,752
Total gross loans	876,616	789,517
Net deferred loan costs	8,830	9,908
Allowance for loan losses	(11,633)	(5,954)
Total net loans	$873,813	$793,471

(1)	Includes $75,366 in SBA PPP loans at December 31, 2020.

At December 31, 2020 and 2019, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,718 and $2,684, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system:

	December 31, 2020
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$5,392	$—	$—	$5,392
Non-residential	240,778	5,468	2,103	248,349
Multifamily	30,379	—	—	30,379
Residential real estate	36,597	—	2,642	39,239
Commercial and industrial	147,748	5,395	873	154,016
Consumer:
Indirect automobile	375,270	—	990	376,260
Home equity	13,819	—	346	14,165
Other consumer	8,768	—	48	8,816
Total	$858,751	$10,863	$7,002	$876,616

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,354	$—	$—	$20,354
Non-residential	219,485	4,285	4,387	228,157
Multifamily	19,744	—	385	20,129
Residential real estate	41,385	—	2,341	43,726
Commercial and industrial	88,874	597	1,083	90,554
Consumer:
Indirect automobile	359,616	—	953	360,569
Home equity	15,861	—	415	16,276
Other consumer	9,741	—	11	9,752
Total	$775,060	$4,882	$9,575	$789,517

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,392	$—	$—	$—	$5,392	$—
Non-residential	244,387	1,985	33	1,944	248,349	1,944
Multifamily	30,379	—	—	—	30,379	—
Residential real estate	36,581	1,351	138	1,169	39,239	2,641
Commercial and industrial	151,771	1,551	511	183	154,016	366
Consumer:
Indirect automobile	367,929	6,321	1,063	947	376,260	990
Home equity	13,506	310	101	248	14,165	346
Other consumer	8,663	98	7	48	8,816	48
Total	$858,608	$11,616	$1,853	$4,539	$876,616	$6,335

	December 31, 2019
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,354	$—	$—	$—	$20,354	$—
Non-residential	222,953	409	884	3,911	228,157	3,911
Multifamily	19,744	—	—	385	20,129	385
Residential real estate	42,403	427	116	780	43,726	2,341
Commercial and industrial	89,401	288	198	667	90,554	905
Consumer:
Indirect automobile	351,840	6,494	1,294	941	360,569	953
Home equity	15,726	142	91	317	16,276	415
Other consumer	9,492	201	48	11	9,752	11
Total	$771,913	$7,961	$2,631	$7,012	$789,517	$8,921

There were no loans greater than 90 days past due and still accruing as of December 31, 2020 or 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	December 31, 2020
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,944	$2,973	$—	$3,086
Multifamily	—	—	—	184
Residential real estate	2,641	3,086	—	2,554
Commercial and industrial	345	586	—	426
Consumer:
Indirect automobile	397	467	—	293
Home equity	346	351	—	449
Other consumer	—	—	—	21
Total	$5,673	$7,463	$—	$7,013
With an allowance recorded:
Commercial and industrial	$21	$21	$11	$30
Consumer:
Indirect automobile	593	613	135	591
Other consumer	48	49	7	13
Total	$662	$683	$153	$634
Total:
Commercial real estate:
Non-residential	$1,944	$2,973	$—	$3,086
Multifamily	—	—	—	184
Residential real estate	2,641	3,086	—	2,554
Commercial and industrial	366	607	11	456
Consumer:
Indirect automobile	990	1,080	135	884
Home equity	346	351	—	449
Other consumer	48	49	7	34
Total	$6,335	$8,146	$153	$7,647

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company does not generally recognize interest income on a loan in an impaired status. At December 31, 2020 and 2019, the same three loans totaling $1,571 and $1,659, respectively, which were included in impaired loans, were identified as TDRs. The initial modifications of these loans took place prior to 2019 and included two residential mortgages and one home equity loan that included both rate and term modifications. In 2019 and 2020, there were no new TDRs. Interest income on impaired loans was immaterial during each of the periods presented. At December 31, 2020 and 2019, all loans were performing in accordance with their restructured terms. At December 31, 2020 and 2019, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2020 and 2019, the Company was servicing loans for participants aggregating $4,291 and $4,645, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $300,700 and $270,730 as of December 31, 2020 and 2019, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The balance of capitalized servicing rights, included in other assets at December 31, 2020 and 2019, were $2,390 and $2,226, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2020 or 2019.

The following tables summarize the segments of the loan portfolio and the allowance for lease and loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for lease and loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2020

Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	3,341	18	585	3,166	28	7,138
Loans charged-off	—	—	(153)	(2,307)	(47)	(2,507)
Recoveries	4	—	15	998	31	1,048
Ending balance	$5,354	$117	$1,050	$4,974	$138	$11,633
Ending balance:
Loans deemed impaired	$—	$—	$11	$135	$7	$153
Loans not deemed impaired	$5,354	$117	$1,039	$4,839	$131	$11,480
Loan receivables:
Ending balance	$284,120	$39,239	$154,016	$376,260	$22,981	$876,616
Ending balance:
Loans deemed impaired	$1,944	$2,641	$366	$990	$394	$6,335
Loans not deemed impaired	$282,176	$36,598	$153,650	$375,270	$22,587	$870,281

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2019
Allowance for loan losses:
Beginning balance	$1,080	$320	$1,542	$2,915	$789	$6,646
Provision for loan losses	2,679	(302)	(645)	1,332	(604)	2,460
Loans charged-off	(1,750)	—	(312)	(2,083)	(132)	(4,277)
Recoveries	—	81	18	953	73	1,125
Ending balance	$2,009	$99	$603	$3,117	$126	$5,954
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$—	$107
Loans not deemed impaired	$2,009	$99	$603	$3,010	$126	$5,847
Loan receivables:
Ending balance	$268,640	$43,726	$90,554	$360,569	$26,028	$789,517
Ending balance:
Loans deemed impaired	$4,296	$2,341	$905	$953	$426	$8,921
Loans not deemed impaired	$264,344	$41,385	$89,649	$359,616	$25,602	$780,596

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

4.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,	December 31,
	2020	2019
Land	$3,732	$3,690
Buildings and improvements	26,431	25,371
Furniture, fixtures and equipment	13,042	12,090
Construction in process	93	267
Total	43,298	41,418
Less accumulated depreciation	(24,459)	(23,080)
Net	$18,839	$18,338

5.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2020	2019
Noninterest bearing demand deposits	$244,344	$179,236
Interest bearing accounts:
NOW	141,580	95,572
Savings	157,414	121,139
Money market	185,383	158,747
Time certificates of deposit	200,643	218,649
Total interest bearing accounts	685,020	594,107
Total deposits	$929,364	$773,343

Included in time certificates of deposit at December 31, 2020 and 2019 were reciprocal deposits totaling $30,012 and $21,270, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $34,565 and $44,605 as of December 31, 2020 and 2019, respectively.

Contractual maturities of time certificates of deposit at December 31, 2020 are summarized below:

December 31,
2020
Within 1 year	$147,627
1 – 2 years	29,180
2 – 3 years	9,404
3 – 4 years	6,826
4 – 5 years	7,606
Total	$200,643

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2020 and 2019, the Company had access to a preapproved secured line of credit with the FHLB of $564,330 and $486,906, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2020 and 2019, the Company had pledged assets of $175,011 and $168,230, respectively. At December 31, 2020 and 2019, the Company had outstanding overnight line of credit balances with FHLB of $0 and $22,500, respectively. These borrowings mature the following business day. At December 31, 2020, the Company also had structured borrowings in the amount of $50,674. The outstanding principal amounts and the related terms and rates at December 31, 2020 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
1 year bullet	10,000	March 26, 2021	0.80%	10,000	—
2 year amortizing	2,548	May 17, 2021	2.53%	2,548	—
2 year bullet	10,000	May 17, 2021	2.46%	10,000	—
3 year amortizing	1,728	May 17, 2021	2.92%	1,728	—
3 year amortizing	5,093	May 16, 2022	2.49%	3,374	1,719
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
3 year amortizing	11,305	February 28, 2023	1.32%	4,983	6,322
Total	$50,674	Weighted Average Rate	1.90%	$32,633	$18,041

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2020 or 2019.

Federal Reserve Bank Borrowings

In April 2020, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed us to present PPP loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. In April 2020, we borrowed $70,100, which was repaid in full on July 2, 2020.

Subordinated Debt

During 2005, Rhinebeck Bancorp, MHC formed RSB Capital Trust I (“Trust”), which was transferred to the Company, which owns all of the Trust’s common securities. The Trust has no independent assets or operations and was created for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. Trust preferred securities are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities also bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

bear interest at 3-month LIBOR plus 2.00% (2.21% at December 31, 2020 and 3.91% at December 31, 2019) mature on May 23, 2035.

Other Borrowings

The Company also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2020 and 2019.

7.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2020	2019
Current expense:
Federal	$3,078	$1,621
State	12	2
Total	3,090	1,623
Deferred expense:
Federal	(1,531)	(94)
Total provision for income taxes	$1,559	$1,529

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2020 and 2019) and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2020		2019
Provision at statutory rate	$1,570	21%	$1,573	21%
Tax exempt income	(79)	(1)%	(84)	(1)%
State income taxes, net of federal income tax benefit	12	0%	12	0%
Other, net	56	1%	28	0%
Effective income tax and rate	$1,559	21%	$1,529	20%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$3,141	$1,608
Deferred expenses	47	58
Deferred compensation	1,271	879
Unrecognized pension liability	1,272	1,038
Postretirement liability	954	932
Deferred loss on OREO	83	187
Deferred loan fees	158	—
Unrealized loss on securities	—	53
State tax NOLs	990	870
Other	324	201
Gross deferred tax assets	8,240	5,826
Deferred tax liabilities:
Prepaid expenses	(217)	(209)
Prepaid pension	(1,276)	(1,248)
Deferred loan fees	—	(207)
Depreciation and amortization	(375)	(104)
Unrealized gain on securities	(264)	—
Mortgage servicing rights	(645)	(601)
Gross deferred tax liabilities	(2,777)	(2,369)
Net deferred tax asset	5,463	3,457
Deferred tax valuation allowance	(1,760)	(1,202)
Deferred tax assets, net of allowance	$3,703	$2,255

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

As New York State (“NYS”) tax law provides for a permanent deduction of income from “qualified” loans for community banks, management determined that the Company would most likely not pay NYS income tax but will rather generate NYS net operating losses (“NOLs”) for the foreseeable future.  In management’s opinion, it is expected that in future years there will be no opportunity to reverse the NYS DTAs to provide a reduction in NYS income taxes, so the Company established a full valuation allowance to recognize the fully diminished value of the NYS DTAs. The Company has NYS NOLs of $990 that expire from 2034 through 2040.

Retained earnings at December 31, 2020 and 2019 include a contingency reserve for loan losses of $1,534 which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2020 and $414 at December 31, 2019 have not been recognized.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2017 are open.

8.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (4.25% at January 1, 2020 and 3.25% on January 1, 2021). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $4,087 and $4,229 at December 31, 2020 and 2019, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	2020	2019
Allocated	21,821	—
Committed to be allocated	21,821	21,821
Unallocated	392,783	414,604
Paid out to participants	(68)	—
Total shares	436,357	436,425

The fair value of unallocated shares was $3,358 and $4,689 at December 31, 2020 and 2019, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2020 and 2019 was $170 and $243, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

Pursuant to terms of the EIP, the Board of Directors granted restricted stock and stock options to employees and directors, effective August 25, 2020. All of the awards granted to date vest annually over a three-year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2020, there were 97,146 stock options and 48,443 restricted stock awards that remain available for future grants.

The fair value of each option award for the EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

The Company follows SEC safe-harbor guidelines when determining the expected term of the options granted. The weighted average assumptions used and fair value for options granted as of December 31, 2020 are as follows:

December 31, 2020
Expected term (years)	6
Expected dividend yield	0%
Weighted-average expected volatility	25.45%
Weighted-average risk-free interest rate	0.29%
Weighted-average fair value of options granted	$1.67

A summary of options under the 2020 EIP as of December 31, 2020, is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Contractual Term
	Shares	Exercise Price	(in Years)
Options outstanding at beginning of year	-	$-	-
Options granted	448,385	6.61	6.00
Options exercised	-	-	-
Forfeited	-	-	-
Options outstanding at December 31, 2020	448,385	$6.61	6.00
Options exercisable at December 31, 2020	-	-	-

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2020, was $868. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2020.

As of December 31, 2020, there was $662 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.66 years.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2020:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested restricted stock at beginning of year	-	$-
Granted	169,769	6.57
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at end of year	169,769	$6.57

As of December 31, 2020, there was $984 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.65 years.

The aggregate grant date fair value of the options and restricted stock granted as of December 31, 2020 was $747 and $1,115, respectively.

For the year ended December 31, 2020, share-based compensation expense under the plan was $216.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,	December 31,
	2020	2019
Projected and accumulated benefit obligation	$(23,964)	$(20,953)
Plan assets at fair value	22,634	20,628
Funded status included in accrued expenses and other liabilities	$(1,330)	$(325)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2020	2019
Net actuarial loss	$6,055	$4,948

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Interest cost	$670	$734
Expected return on plan assets	(1,058)	(868)
Amortization of unrecognized loss	285	345
Net periodic (benefit) cost	$(103)	$211

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

In 2020 and 2019, net actuarial loss resulted primarily from changes in the discount rate. Estimated net actuarial loss of $358 will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2021. Weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2020	2019
Discount rate	2.50%	3.25%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2020	2019
Discount rate	3.25%	4.20%
Expected long-term return on plan assets	5.50%	5.50%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of December 31, 2020 and 2019, the investment funds include seven equity funds, three bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,189	$—	$—	$15,189
Equity	6,206	—	—	6,206
Other	1,239	—	—	1,239
Total assets at fair value	$22,634	$—	$—	$22,634

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$14,143	$—	$—	$14,143
Equity	5,256	—	—	5,256
Other	1,229	—	—	1,229
Total assets at fair value	$20,628	$—	$—	$20,628

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

Benefit payments are as follows:

	Year ended December 31,
	2020	2019
Benefits paid	$600	$503

As of December 31, 2020 the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2021	$780
2022	790
2023	810
2024	890
2025	920
2026 – 2030	5,290

The Company made no contributions to the plan in either 2020 or 2019.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $993 and $828 for the years ended December 31, 2020 and 2019, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $18,877 and $18,457 at December 31, 2020 and 2019, respectively. Net earnings on these policies aggregated $380 and $398 for the years ended December 31, 2020 and 2019, respectively, which are included in noninterest income in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Trustees’ Plan

The Company’s 1991 Plan (the “Trustees’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2020 and 2019, $2,483 and $2,086, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan years ended December 31, 2020 and 2019 were $178 and $126, respectively, which are included in noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2020 and 2019, $1,312 and $1,163, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $413 and $593 for the years ended December 31, 2020 and 2019, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,387 and $1,330, respectively, at December 31, 2020 and 2019. The Company recognized expenses of $57 and $54 for the years ended December 31, 2020 and 2019, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,148 and $2,123, respectively, at December 31, 2020 and 2019. The Company recognized expenses of $86 and $78 for the years ended December 31, 2020 and 2019, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

9.   Leases

As of December 31, 2020, the Company leases real estate for seven branch offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2021 to 2035, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 12.7 years as of December 31, 2020. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.61% in determining the lease liability as of December 31, 2020.

For the year ended December 31, 2020, total operating lease costs were $588 and were included in occupancy and other expense. Deferred rent liability was $176 at December 31, 2020 and $213 at December 31, 2019. The right-of-use asset, included in other assets, was $6,289 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,289 as of December 31, 2020.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

Years ending December 31:
2021	$637
2022	593
2023	570
2024	566
2025	579
Thereafter	4,507
Total future minimum lease payments	7,452
Amounts representing interest	(1,163)
Present Value of Net Future Minimum Lease Payments	$6,289

10.   Commitments and Contingencies

Legal Matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

Employment Agreements

The Company has entered into employment agreements with certain officers. The agreements provide for base salaries and incentive compensation based on performance criteria outlined in the agreements. The agreements also provide for insurance, various other benefits and addresses other contractual issues, such as a change of control.

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	Years ended December 31,
	2020	2019
Commitments to extend credit summarized as follows:
Future loan commitments	$14,356	$9,881
Undisbursed construction loans	3,493	10,202
Undisbursed home equity lines of credit	10,686	10,277
Undisbursed commercial and other line of credit	63,911	59,234
Standby letters of credit	5,681	5,290
Total	$98,127	$94,884

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

11.   Regulatory Matters

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$121,604	13.97%	$69,614	8.00%	$87,018	10.00%
Tier 1 capital (to risk-weighted assets)	110,717	12.72%	52,211	6.00%	69,614	8.00%
Common equity tier one capital (to risk weighted assets)	110,717	12.72%	39,158	4.50%	56,562	6.50%
Tier 1 capital (to average assets)	110,717	9.95%	44,529	4.00%	55,662	5.00%

	December 31, 2019
Rhinebeck Bank
Total capital (to risk-weighted assets)	$109,799	12.83%	$68,481	8.00%	$85,602	10.00%
Tier 1 capital (to risk-weighted assets)	103,845	12.13%	51,361	6.00%	68,481	8.00%
Common equity tier one capital (to risk weighted assets)	103,845	12.13%	38,521	4.50%	55,641	6.50%
Tier 1 capital (to average assets)	103,845	10.84%	38,325	4.00%	47,907	5.00%

12.   Fair Value

As described in Note 1, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and Due from Banks

The carrying amount is a reasonable estimate of fair value.

Available for Sale Securities

Where quoted prices are available in an active market for identical securities, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include marketable equity securities and U.S. Treasury obligations. If

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds, mortgage-backed securities and municipal bonds. Level 3 securities include securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis.

FHLB Stock

The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

Loans

Loans receivable are carried at cost. For variable rate loans which reprice frequently carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are included in other assets on the consolidated statements of financial condition.

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

Mortgagors’ escrow account

The carrying amount is a reasonable estimate of fair value.

Advances from the FHLB

The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2020
U.S. government agency mortgage-backed securities-residential	$89,270	$—	$89,270	$—
U.S. government agency securities	7,161	—	7,161	—
Municipal securities	1,476	—	1,316	160
Corporate Bonds	4,446	—	4,446	—
Other	580	—	580	—
Total	$102,933	$—	$102,773	$160

	December 31, 2019
U.S. government agency mortgage-backed securities – residential	$98,478	$—	$98,478	$—
U.S. government agency securities	12,076	—	12,076	—
Municipal securities	1,396	—	1,216	180
Corporate Bonds	2,273	—	2,273	—
Other	609	—	609	—
Total	$114,832	$—	$114,652	$180

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2020
Impaired loans, with specific reserves	$509	$—	$—	$509
Other real estate owned	139	—	—	139
Total	$648	$—	$—	$648

	December 31, 2019
Impaired loans, with specific reserves	$239	$—	$—	$239
Other real estate owned	1,417	—	—	1,417
Total	$1,656	$—	$—	$1,656

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2020
Impaired loans	$509	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	139	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2019
Impaired loans	$239	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	1,417	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	December 31, 2020		December 31, 2019

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$93,485	$93,485	$11,978	$11,978
Available for sale securities (Level 2)	102,773	102,773	114,652	114,652
Available for sale securities (Level 3)	160	160	180	180
FHLB stock (Level 2)	2,787	2,787	3,435	3,435
Loans, net (Level 3)	873,813	876,699	793,471	796,262
Mortgage servicing rights (Level 3)	2,390	3,569	2,226	4,137
Financial Liabilities:
Deposits (Level 2)	929,364	941,460	773,343	762,272
Mortgagors' escrow accounts (Level 2)	8,494	8,501	8,106	8,107
FHLB advances (Level 2)	50,674	51,468	66,304	66,724
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

13.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive (loss) gain before reclassifications	(1,100)	1,165	65
Amounts reclassified from accumulated other comprehensive loss	225	23	248
Period change	(875)	1,188	313
Balance at December 31, 2020	$(4,784)	$993	$(3,791)

Balance at December 31, 2018	$(4,436)	$(2,576)	$(7,012)
Other comprehensive gain before reclassifications	254	2,327	2,581
Amounts reclassified from accumulated other comprehensive loss	273	54	327
Period change	527	2,381	2,908
Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0% in fiscal 2020 and 21.0% in fiscal 2019.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2020	2019
Securities available for sale(1):
Net securities losses reclassified into earnings	$(29)	$(69)	Net realized loss on sales and calls of securities
Related income tax expense	6	15	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(23)	(54)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(285)	(346)	Other noninterest expense
Related income tax expense	60	73	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(225)	(273)
Total reclassifications for the period	$(248)	$(327)

(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 8, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

14. Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. For the years ended December 31, 2020, there were 448,385 options outstanding at an average weighted price of $6.61 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

	Year ended December 31,
	2020	2019
Net income applicable to common stock	$5,917	$5,963

Average number of common shares outstanding	11,133,290	11,133,290
Less: Average unearned ESOP shares	403,694	425,514
Average number of common shares outstanding used to calculate basic earnings per common share	10,729,596	10,707,776
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	10,245	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,739,841	10,707,776

Earnings per Common share:
Basic	$0.55	$0.56
Diluted	$0.55	$0.56

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Dollars in thousands, except share and per share data)

15. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Rhinebeck Bancorp, Inc. evaluated all events or transactions that occurred after December 31, 2020 through the date of the issued financial statements.

On October 26, 2020, the Bank and ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., executed a purchase and assumption agreement (the “Agreement”) providing for the acquisition by the Bank of the two ConnectOne branch offices located in Monroe and Warwick, New York.  In accordance with the Agreement, the Bank will assume certain customer deposits and certain other assets and liabilities associated with those branch offices.  On February 4, 2021, the Company announced that it had received all required regulatory approvals to acquire the two branches. The branches in Monroe and Warwick will become Rhinebeck Bank branches after the close of business on Friday, March 12 and will open Monday, March 15, as part of the Rhinebeck Bank system.

In December, the Company announced its intention to open two new branches, one in Newburgh, New York and one in Middletown, New York, further expanding our footprint in Orange County. The Company has received all required regulatory approvals to continue its expansion in Orange County with the openings of the Newburgh and Middletown branches in the spring of 2021.

Other than what is noted above, no other events meeting the requirements of disclosure arose during the time period from December 31, 2020 through the date of the issued financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 25, 2021	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 25, 2021
Michael J. Quinn	(Principal Executive Officer)

/s/ Michael J. McDermott	Chief Financial Officer	March 25, 2021
Michael J. McDermott	(Principal Financial and Accounting Officer)

/s/ Louis Tumolo, Jr.	Chairman of the Board	March 25, 2021
Louis Tumolo, Jr.

/s/ Frederick Battenfeld	Director	March 25, 2021
Frederick Battenfeld

/s/ Christopher W. Chestney	Director	March 25, 2021
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 25, 2021
Freddimir Garcia

/s/ Steven Howell	Director	March 25, 2021
Steven Howell

/s/ William C. Irwin	Director	March 25, 2021
William C. Irwin

/s/ Shannon Martin LaFrance	Director	March 25, 2021
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 25, 2021
Suzanne Rhulen-Loughlin