Form 10-Q
period 2021-03-31
Rhinebeck Bancorp, Inc.
filed 2021-05-13
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

YES     ◻    NO   ⌧

As of May 1, 2021, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$89,833	$93,485
Available for sale securities (at fair value)	175,460	102,933
Loans receivable (net of allowance for loan losses of $11,261 and $11,633, respectively)	868,737	873,813
Federal Home Loan Bank stock	2,143	2,787
Accrued interest receivable	3,840	3,819
Cash surrender value of life insurance	18,631	18,877
Deferred tax assets (net of valuation allowance of $1,821 and $1,760, respectively)	4,122	3,703
Premises and equipment, net	18,933	18,839
Other real estate owned	89	139
Goodwill	2,235	1,410
Intangible assets, net	515	199
Other assets	12,500	8,825
Total assets	$1,197,038	$1,128,829
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$272,617	$244,344
Interest bearing	735,419	685,020
Total deposits	1,008,036	929,364

Mortgagors’ escrow accounts	7,280	8,494
Advances from the Federal Home Loan Bank	36,468	50,674
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	21,243	18,643
Total liabilities	1,078,182	1,012,330

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	46,188	46,038
Unearned common stock held by the employee stock ownership plan ("ESOP")	(3,873)	(3,928)
Retained earnings	81,390	78,069
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities, net of taxes	(177)	993
Defined benefit pension plan, net of taxes	(4,783)	(4,784)
Total accumulated other comprehensive loss	(4,960)	(3,791)
Total stockholders’ equity	118,856	116,499
Total liabilities and stockholders’ equity	$1,197,038	$1,128,829

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$10,670	$10,046
Interest and dividends on securities	363	683
Other income	19	11
Total interest and dividend income	11,052	10,740
Interest Expense
Interest expense on deposits	1,020	2,017
Interest expense on borrowings	250	402
Total interest expense	1,270	2,419
Net interest income	9,782	8,321
(Credit to) provision for loan losses	(69)	1,200
Net interest income after (credit to) provision for loan losses	9,851	7,121
Noninterest Income
Service charges on deposit accounts	609	652
Net realized loss on sales and calls of securities	—	(29)
Net gain on sales of loans	1,059	465
Increase in cash surrender value of life insurance	94	97
Gain on disposal of premises and equipment	17	—
Gain on life insurance	195	—
Investment advisory income	217	312
Other	50	63
Total noninterest income	2,241	1,560
Noninterest Expense
Salaries and employee benefits	4,592	4,152
Occupancy	954	850
Data processing	395	354
Professional fees	408	322
Marketing	88	143
FDIC deposit insurance and other insurance	171	168
Other real estate owned expense	1	17
Amortization of intangible assets	13	11
Other	1,331	1,282
Total noninterest expense	7,953	7,299
Income before income taxes	4,139	1,382
Provision for income taxes	818	307
Net income	$3,321	$1,075

Earnings per common share:
Basic	$0.31	$0.10
Diluted	$0.31	$0.10

Weighted average shares outstanding, basic	10,743,234	10,721,413
Weighted average shares outstanding, diluted	10,875,116	10,721,413

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net Income	$3,321	$1,075
Other Comprehensive Income:
Unrealized holding (losses) gains arising during the period	(1,481)	3,272
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	29
Net unrealized (losses) gains on available for sale securities	(1,481)	3,301
Tax effect (a)	311	(694)
Unrealized (losses) gains on available for sale securities, net of tax	(1,170)	2,607
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(89)	280
Reclassification adjustment for amortization of net actuarial losses (b)	90	71
Total	1	351
Tax effect (c)	—	(73)
Defined benefit pension plan gains, net of tax	1	278
Other comprehensive (loss) income	(1,169)	2,885
Total Comprehensive Income	$2,152	$3,960

(a)

Includes $0 and $6 for the three months ended March 31, 2021 and 2020, respectively, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other noninterest expense on the consolidated statements of income.
(c)

Includes $19 and $15 for the three months ended March 31, 2021, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55

Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153

Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,321	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	26	110
Net realized loss on sales and calls of securities	—	29
(Credit to) provision for loan losses	(69)	1,200
Loans originated for sale	(24,437)	(15,335)
Proceeds from sale of loans	25,788	16,850
Net gain on sale of loans	(1,059)	(254)
Amortization of intangible assets	13	11
Depreciation and amortization	321	328
Gain from disposal of premises and equipment	(17)	—
Deferred income tax benefit	(109)	(53)
Increase in cash surrender value of insurance	(95)	(97)
Increase in accrued interest receivable	(21)	(199)
Expense of earned ESOP shares	52	55
Share-based compensation expense	153	—
Increase in other assets	(3,665)	(6,008)
Increase in accrued expenses and other liabilities	2,421	6,047
Net cash provided by operating activities	2,623	3,759
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	2,000	6,996
Proceeds from maturities and principal repayments of securities	12,390	6,009
Purchases of securities	(88,424)	(10,146)
Net sales (purchases) of FHLB Stock	644	(600)
Net decrease (increase) in loans	4,853	(19,351)
Purchases of bank premises and equipment	(285)	(493)
Net proceeds from life insurance	341	—
Net cash received on acquisition (Note 2)	32,767	—
Net increase of other real estate owned	—	(16)
Proceeds from sale of other real estate owned	50	51
Net cash used in investing activities	(35,664)	(17,550)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	53,343	(629)
Net (decrease) increase in time deposits	(8,534)	11,941
Decrease in mortgagors' escrow accounts	(1,214)	(1,043)
Net (decrease) increase in short-term debt	(12,093)	2,861
Net (decrease) increase in long-term debt	(2,113)	10,479
Net cash provided by financing activities	29,389	23,609
Net (decrease) increase in cash and due from banks	(3,652)	9,818
Cash and Due from Banks
Beginning balance	93,485	11,978
Ending balance	$89,833	$21,796
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash paid for interest	$1,275	$2,445
Cash (benefit) paid for income taxes	$(3)	$3
Noncash Investing Activities
Fair value of assets acquired	$1,277	$—
Fair value of liabilities assumed	$(34,044)	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its thirteen active branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, Inc. and Rhinebeck Bank at and for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2021.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of March 31, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the addition of the derivative financial instruments.  See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

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

On March 12, 2021, the Company completed a branch purchase and assumption transaction with ConnectOne Bancorp, Inc. Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information, see Note 2.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

COVID-19

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. It is not possible to know the full extent of the impact of COVID-19 and the effects it will have on the Company's future operations.

Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits. The Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts.

Emerging Growth Company Status

As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company is taking advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Acquisition

On October 26, 2020, the Bank entered into a branch purchase and assumption agreement with ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., to acquire two branches located in Orange County, New York, as well as certain deposits and other assets and liabilities. The transaction closed on March 12, 2021 with the transfer of $33,863 of deposits. Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through March 31, 2021:

March 12,
Fair value of consideration transferred, assets acquired and liabilities assumed	2021
Total cash received on acquisition	$32,767

Assets acquired
Fixed assets	113
Reimbursed expenses	9
Core deposit intangible(1)	330
Total assets acquired	452

Liabilities assumed
Deposits	33,863
Mark-to-market adjustment	181
Total liabilities assumed	34,044
Net liabilities acquired	(33,592)
Goodwill recognized	$825

______________________________________

(1)	The core deposit intangible was determined to have an estimated life of approximately 13 years.

The Company incurred $71 in expenses related to the acquisition during the three months ended March 31, 2021. Acquisition expenses, including professional fees, are included in the total noninterest expense line item in the condensed consolidated statement of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,587	$—	$(288)	$45,299
U.S. government agency mortgage-backed securities–residential	112,061	1,095	(1,062)	112,094
U.S. government agency securities	6,009	126	(27)	6,108
Municipal securities(1)	5,507	20	(47)	5,480
Corporate bonds	5,900	44	(44)	5,900
Other	620	—	(41)	579
Total	$175,684	$1,285	$(1,509)	$175,460

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$88,197	$1,350	$(277)	$89,270
U.S. government agency securities	7,013	148	—	7,161
Municipal securities(1)	1,445	31	—	1,476
Corporate bonds	4,400	49	(3)	4,446
Other	621	—	(41)	580
Total	$101,676	$1,578	$(321)	$102,933

(1)	The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$45,299	$(288)	$—	$—	$45,299	$(288)
U.S. government agency mortgage-backed securities-residential	58,700	(1,059)	115	(3)	58,815	(1,062)
U.S. government agency securities	971	(27)	—	—	971	(27)
Municipal Securities	4,172	(47)	—	—	4,172	(47)
Corporate Bonds	3,606	(44)	—	—	3,606	(44)
Other	522	(41)	—	—	522	(41)
Total	$113,270	$(1,506)	$115	$(3)	$113,385	$(1,509)

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

At March 31, 2021, the Company had 89 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $1,509 with an aggregate depreciation of 1.33% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2021.

The amortized cost and fair value of available for sale debt securities at March 31, 2021 and December 31, 2020, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$10,216	$10,210	$102	$102
After 1 but within 5 years	34,511	34,367	2,155	2,155
After 5 but within 10 years	16,871	16,807	9,946	10,162
After 10 years	1,405	1,403	655	664
Total Maturities	63,003	62,787	12,858	13,083

Mortgage-backed securities	112,061	112,094	88,197	89,270
Other	620	579	621	580
Total	$175,684	$175,460	$101,676	$102,933

At March 31, 2021 and December 31, 2020, available for sale securities with a carrying value of $15,517 and $18,123, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2021 and December 31, 2020, $9,646 and $1,059 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2021, there was $2,000 in proceeds from the sales of available for sale securities with no gross gains or losses realized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2021	2020
Commercial real estate loans:
Construction	$5,433	$5,392
Non-residential	240,848	248,349
Multi-family	39,420	30,379
Residential real estate loans	37,477	39,239
Commercial and industrial loans(1)	161,908	154,016
Consumer loans:
Indirect automobile	365,741	376,260
Home equity	13,435	14,165
Other consumer	8,447	8,816
Total gross loans	872,709	876,616
Net deferred loan costs	7,289	8,830
Allowance for loan losses	(11,261)	(11,633)
Total net loans	$868,737	$873,813

(1)	Includes $92,080 and $75,366 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,426 and $2,718, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	March 31, 2021
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$5,433	$—	$—	$5,433
Non-residential	232,817	5,950	2,081	240,848
Multifamily	39,420	—	—	39,420
Residential real estate	34,893	—	2,584	37,477
Commercial and industrial	155,752	5,129	1,027	161,908
Consumer:
Indirect automobile	365,329	—	412	365,741
Home equity	13,000	—	435	13,435
Other consumer	8,387	—	60	8,447
Total	$855,031	$11,079	$6,599	$872,709

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,433	$—	$—	$—	$5,433	$—
Non-residential	237,088	1,477	357	1,926	240,848	1,926
Multifamily	39,420	—	—	—	39,420	—
Residential real estate	35,472	757	100	1,148	37,477	2,584
Commercial and industrial	161,205	1	1	701	161,908	870
Consumer:
Indirect automobile	360,962	3,810	600	369	365,741	412
Home equity	12,920	—	178	337	13,435	435
Other consumer	8,330	45	12	60	8,447	60
Total	$860,830	$6,090	$1,248	$4,541	$872,709	$6,287

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,392	$—	$—	$—	$5,392	$—
Non-residential	244,387	1,985	33	1,944	248,349	1,944
Multifamily	30,379	—	—	—	30,379	—
Residential real estate	36,581	1,351	138	1,169	39,239	2,641
Commercial and industrial	151,771	1,551	511	183	154,016	366
Consumer:
Indirect automobile	367,929	6,321	1,063	947	376,260	990
Home equity	13,506	310	101	248	14,165	346
Other consumer	8,663	98	7	48	8,816	48
Total	$858,608	$11,616	$1,853	$4,539	$876,616	$6,335

The following tables summarize information in regard to impaired loans by loan portfolio class:

	March 31, 2021
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,926	$2,963	$—	$2,569
Multifamily	—	—	—	92
Residential real estate	2,584	3,064	—	2,616
Commercial and industrial	563	847	—	441
Consumer:
Indirect automobile	159	211	—	247
Home equity	435	441	—	452
Other consumer	60	60	—	35
Total	$5,727	$7,586	$—	$6,452
With an allowance recorded:
Commercial and industrial	$307	$307	$296	$30
Consumer:
Indirect automobile	253	261	74	591
Other consumer	—	—	—	13
Total	$560	$568	$370	$634
Total:
Commercial real estate:
Non-residential	$1,926	$2,963	$—	$2,569
Multifamily	—	—	—	92
Residential real estate	2,584	3,064	—	2,616
Commercial and industrial	870	1,154	296	471
Consumer:
Indirect automobile	412	472	74	838
Home equity	435	441	—	452
Other consumer	60	60	—	48
Total	$6,287	$8,154	$370	$7,086

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
Commercial real estate:
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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At March 31, 2021 and December 31, 2020, the same three loans totaling $1,534 and $1,571, included in impaired loans, were identified as TDRs. There were no new TDRs in 2020 or the first three months of 2021. At March 31, 2021 and December 31, 2020, all TDR loans were performing in accordance with their restructured terms. At March 31, 2021 and December 31, 2020, the Company had no commitments to advance additional funds to borrowers under TDR loans.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $309,851 and $300,700 as of March 31, 2021 and December 31, 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The balance of capitalized servicing rights, included in other assets at March 31, 2021 and December 31, 2020, were $2,518 and $2,390, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended March 31, 2021 or the year ended December 31, 2020.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2021

Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(1,192)	11	269	857	(14)	(69)
Loans charged-off	—	—	—	(626)	(3)	(629)
Recoveries	—	3	—	307	16	326
Ending balance	$4,162	$131	$1,319	$5,512	$137	$11,261
Ending balance:
Loans deemed impaired	$—	$—	$296	$74	$—	$370
Loans not deemed impaired	$4,162	$131	$1,023	$5,438	$137	$10,891
Loan receivables:
Ending balance	$285,701	$37,477	$161,908	$365,741	$21,882	$872,709
Ending balance:
Loans deemed impaired	$1,926	$2,584	$870	$412	$495	$6,287
Loans not deemed impaired	$283,775	$34,893	$161,038	$365,329	$21,387	$866,422

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	144	—	31	1,012	13	1,200
Loans charged-off	—	—	(38)	(711)	(15)	(764)
Recoveries	—	—	5	220	5	230
Ending balance	$2,153	$99	$601	$3,638	$129	$6,620
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$65	$—	$65
Collectively evaluated for impairment	$2,153	$99	$601	$3,573	$129	$6,555

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2020
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$11	$135	$7	$153
Loans not deemed impaired	$5,354	$117	$1,039	$4,839	$131	$11,480
Loan receivables:
Ending balance	$284,120	$39,239	$154,016	$376,260	$22,981	$876,616
Ending balance:
Loans deemed impaired	$1,944	$2,641	$366	$990	$394	$6,335
Loans not deemed impaired	$282,176	$36,598	$153,650	$375,270	$22,587	$870,281

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$1,410	$1,410
Acquisition activity	825	—

Ending balance	$2,235	$1,410

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first three months of 2021 or the year 2020.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$199	$241
Acquisition activity	330	—
Amortization	(13)	(11)

Ending balance	$515	$230
Accumulated amortization and impairment	$708	$695

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives.

The values assigned to customer lists or core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $13 and $11 of amortization expense related to its intangible assets for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of March 31, 2021, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2021	$81
2022	99
2023	88
2024	80
2025	61
Thereafter	106
Total	$515

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,	December 31,
	2021	2020
Land	$3,732	$3,732
Buildings and improvements	26,431	26,431
Furniture, fixtures and equipment	13,118	13,042
Construction in process	432	93
Total	43,713	43,298
Less accumulated depreciation	(24,780)	(24,459)
Net	$18,933	$18,839

7.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2021	2020
Noninterest bearing demand deposits	$272,617	$244,344
Interest bearing accounts:
NOW	144,542	141,580
Savings	170,041	157,414
Money market	228,727	185,383
Time certificates of deposit	192,109	200,643
Total interest bearing accounts	735,419	685,020
Total deposits	$1,008,036	$929,364

Included in time certificates of deposit at March 31, 2021 and December 31, 2020 were reciprocal deposits totaling $20,693 and $30,012, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $31,250 and $34,565 as of March 31, 2021 and December 31, 2020, respectively.

Contractual maturities of time certificates of deposit at March 31, 2021 are summarized below:

March 31,
2021
Within 1 year	$150,372
1 – 2 years	18,897
2 – 3 years	8,813
3 – 4 years	8,915
4 – 5 years	5,112
Total	$192,109

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2021 and December 31, 2020, the Bank had access to a preapproved secured line of credit with the FHLB of $598,415 and $564,330, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2021 and

December 31, 2020, the Bank had pledged assets of $179,783 and $175,011, respectively.

The outstanding principal amounts and the related terms and rates at March 31, 2021 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
2 year amortizing	$1,278	May 17, 2021	2.53%	$1,278	—
2 year bullet	10,000	May 17, 2021	2.46%	10,000	—
3 year amortizing	867	May 17, 2021	2.92%	867	—
3 year amortizing	4,257	May 16, 2022	2.49%	3,395	862
3 year bullet	10,000	May 16, 2022	2.44%	—	10,000
3 year amortizing	10,066	February 28, 2023	1.32%	5,000	5,066
Total	$36,468	Weighted Average Rate	2.16%	$20,540	$15,928

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2021 or December 31, 2020.

Subordinated Debt

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5,000 of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1 par value per share, now owned by the Company. The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The trust securities bear interest at 3-month LIBOR plus 2.00%. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.18% at March 31, 2021 and 2.21% at December 31, 2020) mature on May 23, 2035.

Other Borrowings

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2021 or December 31, 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of September 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2021	2020
Projected and accumulated benefit obligation	$(22,591)	$(23,964)
Plan assets at fair value	21,267	22,634
Funded status included in accrued expenses and other liabilities	$(1,324)	$(1,330)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2021	2020
Interest cost	$147	$167
Expected return on plan assets	(236)	(264)
Amortization of unrecognized loss	90	71
Net periodic cost (benefit)	$1	$(26)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of March 31, 2021, the investment funds included seven equity funds, three fixed income bond funds and a real estate fund, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first three months of 2021 or 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,456	$—	$—	$15,456
Equity	5,406	—	—	5,406
Other	405	—	—	405
Total assets at fair value	$21,267	$—	$—	$21,267

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,189	$—	$—	$15,189
Equity	6,206	—	—	6,206
Other	1,239	—	—	1,239
Total assets at fair value	$22,634	$—	$—	$22,634

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 8 of the Company’s Consolidated Financial Statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $255 and $246 for the three months ended March 31, 2021 and 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2021 and December 31, 2020, total amounts due of $2,602 and $2,483, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $46 and $10 for the three months ended March 31, 2021 and 2020, respectively, which were included in other noninterest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2021 and December 31, 2020, $1,330 and $1,312, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $69 and $149 for the three months ended March 31, 2021 and 2020, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,398 and $1,387, respectively, at March 31, 2021 and December 31, 2020. The Company recognized expenses of $11 and $14 for the three-month periods ended March 31, 2021 and March 31, 2020, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,960 and $2,148 at March 31, 2021 and December 31, 2020, respectively. The Company recognized expenses of $18 and $22 for the three months ended March 31, 2021 and 2020, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2021). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2021 was $4,087. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Three months ended	Year ended
	March 31,	December 31,
	2021	2020
Allocated	43,642	21,821
Committed to be allocated	5,454	21,821
Unallocated	387,329	392,783
Paid out to participants	(68)	(68)
Total shares	436,357	436,357

The fair value of unallocated shares was $4,009 at March 31, 2021.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2021 and 2020 was $52 and $55, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of March 31, 2021, there were 97,146 stock options and 48,443 restricted stock awards that remain available for future grants.

The fair value of each option granted under the EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The dividend yield assumption is based on the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Company’s expectation of dividend payouts. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

A summary of options under the 2020 EIP as of March 31, 2021 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Contractual Term
	Shares	Exercise Price	(in Years)
Options outstanding at beginning of year	448,385	$6.61	6.00
Options granted	-	-	-
Options exercised	-	-	-
Forfeited	-	-	-
Options outstanding at March 31, 2021	448,385	$6.61	6.00
Options exercisable at March 31, 2021	-	-	-

At March 31, 2021, the aggregate intrinsic value of the shares outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,675. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2021.

As of March 31, 2021, there was $600 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.41 years.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2021:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of period	169,769	$6.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at end of period	169,769	$6.57

As of March 31, 2021, there was $893 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.40 years.

For the three months ended March 31, 2021, share-based compensation under the plan was $153.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

10.  Leases

As of March 31, 2021, the Company leases real estate for ten branch offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the consolidated statements of  financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 13.1 years as of March 31, 2021. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.56% in determining the lease liability as of March 31, 2021.

For the three months ended March 31, 2021, total operating lease costs were $155 and were included in occupancy and other expense. Deferred rent liability was $166 at March 31, 2021 and $176 at December 31, 2020. The right-of-use asset, included in other assets, was $7,882 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,882 as of March 31, 2021.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

Years ending December 31:
2021	$594
2022	754
2023	732
2024	729
2025	743
Thereafter	5,822
Total future minimum lease payments	9,374
Amounts representing interest	(1,492)
Present Value of Net Future Minimum Lease Payments	$7,882

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

11.  Commitments and Contingencies and Derivatives

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2021	2020
Commitments to extend credit summarized as follows:
Future loan commitments	$7,575	$14,356
Undisbursed construction loans	3,174	3,493
Undisbursed home equity lines of credit	10,337	10,686
Undisbursed commercial and other line of credit	58,578	63,911
Standby letters of credit	3,498	5,681
Total	$83,162	$98,127

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

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $2 and $0 related to our swaps is recorded in other assets and other liabilities as of March 31, 2021 and 2020, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2021	2020
Notational amount	$3,966	$1,875
Fair value	$120	$41
Weighted average pay rates	3.38%	3.10%
Weighted average receive rates	2.21%	2.22%
Weighted average maturity (in years)	9.81	9.92

Number of Contracts	3	1

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$124,108	14.38%	$69,040	8.00%	$86,300	10.00%
Tier 1 capital (to risk-weighted assets)	113,315	13.13%	51,780	6.00%	69,040	8.00%
Common equity tier one capital (to risk weighted assets)	113,315	13.13%	38,835	4.50%	56,095	6.50%
Tier 1 capital (to average assets)	113,315	9.88%	45,880	4.00%	57,351	5.00%

	December 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$121,604	13.97%	$69,614	8.00%	$87,018	10.00%
Tier 1 capital (to risk-weighted assets)	110,717	12.72%	52,211	6.00%	69,614	8.00%
Common equity tier one capital (to risk weighted assets)	110,717	12.72%	39,158	4.50%	56,562	6.50%
Tier 1 capital (to average assets)	110,717	9.95%	44,529	4.00%	55,662	5.00%

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

Loan level interest rate Swaps

The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2021
Assets:
U.S. Treasury securities	$45,299	$45,299	$—	$—
U.S. government agency mortgage-backed securities-residential	112,094	—	112,094	—
U.S. government agency securities	6,108	—	6,108	—
Municipal securities	5,480	—	5,320	160
Corporate Bonds	5,900	—	5,900	—
Other	579	—	579	—
Total available for sale securities	175,460	45,299	130,001	160
Loan level interest rate swaps	120	—	120	—
Total assets	$175,580	$45,299	$130,121	$160
Liabilities:
Loan level interest rate swaps	120	—	120	—
Total liabilities	$120	$—	$120	$—

	December 31, 2020
Assets:
U.S. government agency mortgage-backed securities – residential	$89,270	$—	$89,270	$—
U.S. government agency securities	7,161	—	7,161	—
Municipal securities	1,476	—	1,316	160
Corporate Bonds	4,446	—	4,446	—
Other	580	—	580	—
Total available for sale securities	96,431	—	96,431	—
Loan level interest rate swaps	41	—	41	—
Total assets	$96,472	$—	$96,472	$—
Liabilities:
Loan level interest rate swaps	41	—	41	—
Total liabilities	$41	$—	$41	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2021
Impaired loans, with specific reserves	$190	$—	$—	$190
Other real estate owned	89	—	—	89
Total	$279	$—	$—	$279

	December 31, 2020
Impaired loans, with specific reserves	$509	$—	$—	$509
Other real estate owned	139	—	—	139
Total	$648	$—	$—	$648

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2021
Impaired loans	$190	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	89	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2020
Impaired loans	$509	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	139	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

The estimated fair value amounts for 2021 and 2020 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	March 31,		December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$89,833	$89,833	$93,485	$93,485
Available for sale securities (Level 1)	45,299	45,299	—	—
Available for sale securities (Level 2)	130,001	130,001	102,773	102,773
Available for sale securities (Level 3)	160	160	160	160
Loan level interest rate swaps (Level 2)	120	120	41	41
FHLB stock (Level 2)	2,143	2,143	2,787	2,787
Loans, net (Level 3)	868,737	859,784	873,813	876,699
Mortgage servicing rights (Level 3)	2,518	4,422	2,390	3,569
Financial Liabilities:
Deposits (Level 2)	1,008,036	973,447	929,364	941,460
Mortgagors' escrow accounts (Level 2)	7,280	7,286	8,494	8,501
FHLB advances (Level 2)	36,468	37,021	50,674	51,468
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	120	120	41	41

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive loss before reclassifications	(70)	(1,170)	(1,240)
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	1	(1,170)	(1,169)
Balance at March 31, 2021	$(4,783)	$(177)	$(4,960)

Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive gain before reclassifications	222	2,584	2,806
Amounts reclassified from accumulated other comprehensive loss	56	23	79
Period change	278	2,607	2,885
Balance at March 31, 2020	$(3,631)	$2,412	$(1,219)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

15.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. For the three months ended March 31, 2021, there were 15,000 options outstanding at an average weighted price of $7.90 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. There were no potentially dilutive common stock equivalents for the three months ended March 31, 2020.

	Three months ended March 31,
	2021	2020
Net income applicable to common stock	$3,321	$1,075

Average number of common shares outstanding	11,133,290	11,133,290
Less: Average unearned ESOP shares	390,056	411,877
Average number of common shares outstanding used to calculate basic earnings per common share	10,743,234	10,721,413
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	61,332	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	70,550	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,875,116	10,721,413

Earnings per Common share:
Basic	$0.31	$0.10
Diluted	$0.31	$0.10

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	FDIC premiums may increase if the agency experience additional resolution costs; and
●	we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the SBA PPP and the risk that the SBA may not fund some or all PPP loan guaranties.

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

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of March 31, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of an additional disclosure for derivative financial instruments as stated below.

Derivative Financial Instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value, if material.

Loan Level Interest Rate Swaps

The Company enters into interest rate swaps with commercial loan customers to synthetically convert the customer’s loan from a variable rate to a fixed rate. These swaps are matched in offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets and other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.

Recent Events

On October 26, 2020, the Bank entered into a branch purchase and assumption agreement with ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., to acquire two branches located in Orange County, New York, as well as certain deposits and other assets and liabilities. The transaction closed on March 12, 2021 with the transfer of $33,863 of deposits.

We have also received regulatory approval to open two new branches in Orange County, New York, as de novo locations.  Previously stated as a geographical part of our service territory that we wish to develop, we expect that these locations will be fully operational by mid-year.

Impact of COVID-19

While significant progress has been made to combat the outbreak of COVID-19, the pandemic is expected to continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. The Governor announced a statewide stay-at-home order, also known as the “NYS on PAUSE Program,” with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remain limited and many people still engage in limited activities. As a result of the pandemic, the state has experienced an increase in unemployment levels from an average of 4.4% in March 2020 to 8.5% in March 2021.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted a range of policy responses to the COVID-19 pandemic. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the PPP. In December 2020, many provisions of the CARES Act were extended through the end of 2021. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s 2020 and 2021 operations and could continue to impact operations going forward.

Pandemic Operational Preparations & Status.

Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all office, drive-thru locations and ATM terminals. We maintain a workplace safety program to provide employees a safe and healthy workplace. At March 31, 2021, the majority of our employees have returned to the office. The wearing of face masks is mandatory in all Bank locations and employee wellness is monitored daily. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

With regard to our March 31, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our provision for loan losses as the provision is significantly impacted by changes in forecasted economic conditions. Given that the economic forecast has improved significantly since December 31, 2020, we recorded a credit to the provision for loan losses during the three months ended March 31, 2021. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required provision and record an additional expense.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted.

U.S. Small Business Administration Paycheck Protection Program.

Section 1102 of the CARES Act created the PPP, a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. We have participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first ten months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, we received SBA approval for 674 applications totaling $92.0 million all of which had been funded. As of December 31, 2020, there were $75.4 million of PPP loans outstanding.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The CAA, among other things, extends the life of the PPP, effectively creating a second round of PPP loans for eligible businesses. We are participating in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and began processing PPP loan applications. During the three months ended March 31, 2021, we received SBA approval for 338 applications totaling $46.6 million and by quarter end 318 of these accounts totaling $45.2 million had been funded. At March 31, 2021, we had $92.1 million of PPP loans outstanding.

COVID-19 Loan Forbearance Program.

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

For the three months ended March 31, 2021, the Bank granted 111 new loan deferrals totaling $1.7 million. As of March 31, 2021, we had 73 loans totaling $34.8 million of remaining deferrals outstanding and all were performing in accordance with their contractual terms.

Details with respect to the active outstanding Bank-owned deferrals as of March 31, 2021 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate	Accrued Interest
Commercial real estate loans:
Non-residential	11	$29,319	4.30%	$624
Commercial and industrial loans	12	4,683	5.40%	130
Consumer loans:
Indirect automobile	46	735	9.59%	7
Other consumer	4	94	7.77%	—
Total loans	73	$34,831	4.57%	$761

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets were $1.20 billion at March 31, 2021, representing an increase of $68.2 million, or 6.0%, compared to $1.13 billion at December 31, 2020. The increase was primarily related to an increase of available for sale securities.

Cash and Due from Banks. Cash and due from banks decreased $3.7 million, or 3.9%, to $89.8 million at March 31, 2021 from $93.5 million at December 31, 2020 primarily due to a decrease in deposits held at the Federal Reserve Bank of New York as excess cash from deposit growth was used to purchase investment securities.

Investment Securities Available for Sale. Investment securities available for sale increased $72.6 million, or 70.5%, to $175.5 million at March 31, 2021 from $102.9 million at December 31, 2020. This increase was primarily due to purchases of treasury and mortgage backed securities of $88.5 million partially offset by principal pay-downs of $12.5 million and sales and calls of $2.0 million offset by and the reversal of a net unrealized gain of $1.3 million to a net unrealized loss of $224,000.

Net Loans. Total net loans receivable were $868.7 million at March 31, 2021, a decrease of $5.1 million, or 0.6%, as compared to $873.8 million at December 31, 2020. The decrease was primarily due to a decline in our indirect automobile loan balances of $10.5 million, a decrease in our commercial and industrial loan balances of $8.8 million, excluding outstanding SBA PPP loan balances, and a decrease in our non-residential commercial real estate loans of $7.5 million. These losses were partially offset by increases in our SBA PPP loans of $16.7 million and an increase in multi-family real estate loans of $9.0 million.

Non-accrual loans decreased $48,000, or 0.8%, to $6.3 million at March 31, 2021. During the same timeframe non-performing assets decreased $98,000, or 1.5%, to $6.4 million at March 31, 2021.

Total Liabilities. Total liabilities increased $65.9 million, or 6.5%, to $1.08 billion at March 31, 2021, primarily due to an increase in deposits of $78.7 million partially offset by a decrease in advances from the FHLB of $14.2 million.

Deposits. Deposits increased $78.7 million, or 8.5%, to $1.01 billion at March 31, 2021. Interest bearing accounts grew $50.4 million, or 7.4%, to $735.4 million while non-interest bearing balances increased $28.3 million, or 11.6%, finishing the first quarter at $272.6 million. The increase in deposits was primarily due to the acquisition of $33.9 million in deposits from the acquisition of two branches from ConnectOne Bank in March 2021, an accumulation of liquidity by customers in response to government stimulus actions, increases in PPP borrower-related accounts and normal fluctuations in some of our large business accounts.

Borrowed Funds. Advances from the FHLB decreased $14.2 million from $50.7 million at December 31, 2020 to $36.5 million at March 31, 2021 as the Company was able to utilize deposit growth to fund asset growth.

Stockholders’ Equity. Stockholders' equity increased $2.4 million to $118.9 million at March 31, 2021, primarily due to net income of $3.3 million partially offset by a $1.2 million reversal from a net unrealized gain to a net unrealized loss on available for sale securities. At March 31, 2021, the Company’s book value per share was $10.68. At March 31, 2021, the Company’s ratio of stockholders’ equity-to-total assets was 9.93%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.9 million at March 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

Net Income. Net income for the three months ended March 31, 2021 increased $2.2 million, or 208.9%, to $3.3 million, or $0.31 per basic and diluted share, compared to net income of $1.1 million, or $0.10 per basic and diluted share, for the three months ended March 31, 2020. Interest and dividend income increased $312,000, or 2.9%, interest expense decreased $1.1 million, or 47.5%, the provision for loan losses decreased $1.3 million, or 105.8%, noninterest income increased $681,000, or 43.7%, while other expenses and taxes increased $1.2 million, or 15.3%, between comparable quarters.

Net Interest Income. Net interest income increased $1.5 million, or 17.6%, to $9.8 million for the three months ended March 31, 2021 compared to $8.3 million for the quarter ended March 31, 2020. The ratio of average interest-earning assets to average interest-bearing liabilities improved 5.9% to 143.91% while our net interest margin improved by 3 basis points to 3.65% when comparing the first quarter of 2021 to the same period in 2020.

Interest Income. Interest income increased $312,000, or 2.9%, to $11.1 million for the three months ended March 31, 2021 from $10.7 million for the comparable 2020 period. The increase in interest income was mostly driven by higher average interest-earning asset balances, primarily loans, that were offset by lower earning asset yields due to the addition of lower yielding PPP loans and the significant decline in the interest rate environment.

The average balances of interest-earning assets increased by $163.3 million, or 17.7%, to $1.09 billion while the average yield decreased by 55 basis points to 4.12%.

Interest Expense. Interest expense decreased $1.1 million, or 47.5%, to $1.3 million for the three months ended March 31, 2021 over the comparable 2020 period. The decrease in interest expense was mostly driven by a decrease in the costs of interest-bearing liabilities, primarily deposits, due to the significant decline in the interest rate environment, an increase in the average balance of transaction accounts and the decrease in the average balance of certificates of deposit. This decrease was offset by an increase in the average balance of interest-bearing liabilities. The average balance of total interest-bearing liabilities increased by $75.3 million, or 11.1%, to $756.1 million while interest rates on those balances decreased 75 basis points to 0.68% when comparing the quarters ended March 31, 2021 and 2020.

Provision for Loan Losses. The provision for loan losses decreased by $1.3 million from $1.2 million for the quarter ended March 31, 2020 compared to a credit of $69,000 for the same period in 2021. The provision for the first quarter of 2020 was primarily a result of negative impacts from the onset of the COVID-19 pandemic. The credit provision for the first quarter of 2021 was primarily attributable to a decline in loan balances, exclusive of PPP loans, and a general improvement in the economic outlook. Net charge-offs for the quarter ended March 31, 2021 totaled $303,000 compared to $535,000 for the respective period in 2020, as recoveries outpaced charge-offs in our indirect automobile business.

Non-Interest Income. Non-interest income totaled $2.2 million for the three months ended March 31, 2021, an increase of $681,000, or 43.7%, from the comparable period in the prior year. The increase was primarily due to an increase in the net gain on the sale of loans, which increased $594,000, or 127.7%, and a gain from insurance proceeds of $195,000. These gains were partially offset by a $95,000 decrease in investment advisory income and a $43,000 decrease in service charges on deposit accounts. The Bank sold $24.7 million of loans in the first quarter of 2021 compared to $16.1 million of loans in the first quarter of 2020.

Non-Interest Expense. For the first quarter of 2021, non-interest expense totaled $8.0 million, an increase of $654,000, or 9.0%, over the comparable 2020 period.  The increase was primarily due to an increase in salaries and benefits of $440,000, or 10.6% as the Company hired new employees for its new branches and expanded staff in other strategic areas. Occupancy expenses also increased $104,000, or 12.2%, as a result of the acquisition and improvement costs of the new branches. The new branches were also primarily responsible for increased professional fees of $86,000, increased data processing costs of $41,000 and increased other expenses of $49,000.

Income Taxes. Income taxes increased by $511,000 for the three months ended March 31, 2021 as compared to the comparable period in 2020 as our income before income taxes increased.  Our effective tax rate for the three months ended March 31, 2021 was 19.8% compared to 22.2% for the three months ended March 31, 2020.

Average Balance Sheets for the Three Months Ended March 31, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$84,266	$19	0.09%	$4,340	$11	0.93%
Loans(1)	880,712	10,670	4.91%	803,137	10,046	5.03%
Available for sale securities	123,086	363	1.20%	117,295	683	2.34%
Total interest-earning assets	1,088,064	11,052	4.12%	924,772	10,740	4.67%
Non-interest-earning assets	57,927			58,843
Total assets	$1,145,991			$983,615
Liabilities and equity:
NOW accounts	$137,701	$60	0.18%	$98,488	$58	0.24%
Money market accounts	205,663	327	0.64%	155,204	496	1.29%
Savings accounts	161,425	67	0.17%	124,244	80	0.26%
Certificates of deposit	192,056	548	1.16%	226,003	1,364	2.43%
Total interest-bearing deposits	696,845	1,002	0.58%	603,939	1,998	1.33%
Escrow accounts	6,820	19	1.13%	6,647	19	1.15%
Federal Home Loan Bank advances	47,253	221	1.90%	64,986	352	2.18%
Subordinated debt	5,155	28	2.20%	5,155	50	3.90%
Other interest-bearing liabilities	59,228	268	1.84%	76,788	421	2.21%
Total interest-bearing liabilities	756,073	1,270	0.68%	680,727	2,419	1.43%
Non-interest-bearing deposits	253,365			175,857
Other non-interest-bearing liabilities	18,374			14,814
Total liabilities	1,027,812			871,398
Total stockholders’ equity	118,179			112,217
Total liabilities and stockholders’ equity	$1,145,991			$983,615
Net interest income		$9,782			$8,321
Interest rate spread			3.44%			3.24%
Net interest margin(2)			3.65%			3.62%
Average interest-earning assets to average interest-bearing liabilities			143.91%			135.85%

(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

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

	Three Months Ended March 31, 2021
	Compared to Three Months Ended
	March 31, 2020
	Increase (Decrease)
	Due to
	Volume	Rate	Net

	(unaudited)
Interest income:
Interest bearing depository accounts	$8	$—	$8
Loans receivable	925	(301)	624
Marketable securities	36	(356)	(320)
Total interest-earning assets	969	(657)	312
Interest expense:
Deposits	204	(1,201)	(997)
Escrow accounts	—	—	—
Federal Home Loan Bank advances	(87)	(43)	(130)
Subordinated debt	—	(22)	(22)
Total interest-bearing liabilities	117	(1,266)	(1,149)
Net increase in net interest income	$852	$609	$1,461

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors established a management-level Asset/Liability Management Committee (the “ALCO”), which takes initial responsibility for reviewing the Company’s asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes from various modeling scenarios. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

We manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates or with shorter terms, promoting core deposit products, and adjusting the interest rates and maturities of funding sources, as necessary. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2021 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$126,445	$(8,574)	(6.4)%	11.49%	1.1%
300	127,415	(7,604)	(5.6)%	11.37%	0.0%
200	127,984	(7,035)	(5.2)%	11.20%	(1.4)%
100	128,225	(6,794)	(5.0)%	11.00%	(3.2)%
0	135,019	—	—%	11.37%	—%
(100)	$98,512	$(36,507)	(27.0)%	8.14%	(28.4)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At March 31, 2021, $89.8 million of our assets were held in cash and cash equivalents. We had $10.2 million in short-term investment securities (maturing in one year or less) at March 31, 2021. As of March 31, 2021, we had $36.5 million of structured borrowings outstanding from the FHLB, of which $20.5 million is due within the next 12 months. We have access to FHLB advances of up to $598.4 million.

At March 31, 2021, we had $83.2 million in loan commitments outstanding, which included $3.2 million in undisbursed construction loans, $10.3 million in unused home equity lines of credit, $58.6 million in commercial lines of credit, $7.6 million in future loan commitments and $3.5 million in standby letters of credit. Certificates of deposit due within one year of March 31, 2021 totaled $150.4 million, or 78.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We also have obligations under our post retirement plan as described in Note 9 to the consolidated financial statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in 2012.

Impact of Inflation and Changing Prices

The financial statements and related notes of Rhinebeck Bancorp, Inc. have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation- Management of Market Risk.”

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At March 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

101.0

The following materials for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 13, 2021	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 13, 2021	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer