Form 10-Q
period 2021-06-30
Rhinebeck Bancorp, Inc.
filed 2021-08-12
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

Yes     ☐    No   ☒

As of August 1, 2021, there were 11,133,290 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$71,930	$93,485
Available for sale securities (at fair value)	201,938	102,933
Loans receivable (net of allowance for loan losses of $10,126 and $11,633, respectively)	862,519	873,813
Federal Home Loan Bank stock	1,511	2,787
Accrued interest receivable	3,867	3,819
Cash surrender value of life insurance	28,790	18,877
Deferred tax assets (net of valuation allowance of $1,776 and $1,760, respectively)	3,893	3,703
Premises and equipment, net	19,171	18,839
Other real estate owned	89	139
Goodwill	2,235	1,410
Intangible assets, net	487	199
Other assets	13,758	8,825
Total assets	$1,210,188	$1,128,829
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$289,490	$244,344
Interest bearing	737,701	685,020
Total deposits	1,027,191	929,364

Mortgagors’ escrow accounts	11,809	8,494
Advances from the Federal Home Loan Bank	22,239	50,674
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	21,932	18,643
Total liabilities	1,088,326	1,012,330

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01 per share; 25,000,000 authorized, 11,133,290 issued and outstanding)	111	111
Additional paid-in capital	46,346	46,038
Unearned common stock held by the employee stock ownership plan ("ESOP")	(3,819)	(3,928)
Retained earnings	83,955	78,069
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities, net of taxes	(126)	993
Defined benefit pension plan, net of taxes	(4,605)	(4,784)
Total accumulated other comprehensive loss	(4,731)	(3,791)
Total stockholders’ equity	121,862	116,499
Total liabilities and stockholders’ equity	$1,210,188	$1,128,829

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$9,650	$10,569	$20,320	$20,615
Interest and dividends on securities	574	631	937	1,314
Other income	13	13	32	24
Total interest and dividend income	10,237	11,213	21,289	21,953
Interest Expense
Interest expense on deposits	930	1,859	1,950	3,876
Interest expense on borrowings	178	377	428	779
Total interest expense	1,108	2,236	2,378	4,655
Net interest income	9,129	8,977	18,911	17,298
(Credit to) provision for loan losses	(1,148)	2,255	(1,217)	3,455
Net interest income after (credit to) provision for loan losses	10,277	6,722	20,128	13,843
Non-interest Income
Service charges on deposit accounts	618	495	1,227	1,147
Net realized loss on sales and calls of securities	—	—	—	(29)
Net gain on sales of loans	618	941	1,677	1,406
Increase in cash surrender value of life insurance	160	96	254	193
Net gain from sale of other real estate owned	2	—	2	—
Gain on disposal of premises and equipment	—	—	17	—
Gain on life insurance	—	—	195	—
Investment advisory income	358	250	575	562
Other	100	(32)	150	31
Total non-interest income	1,856	1,750	4,097	3,310
Non-interest Expense
Salaries and employee benefits	4,995	3,995	9,587	8,147
Occupancy	1,038	878	1,992	1,728
Data processing	424	361	819	715
Professional fees	528	353	936	675
Marketing	146	82	234	225
FDIC deposit insurance and other insurance	170	197	341	365
Other real estate owned expense	2	9	3	26
Amortization of intangible assets	29	10	42	21
Other	1,544	880	2,875	2,162
Total non-interest expense	8,876	6,765	16,829	14,064
Income before income taxes	3,257	1,707	7,396	3,089
Provision for income taxes	692	359	1,510	666
Net income	$2,565	$1,348	$5,886	$2,423

Earnings per common share:
Basic	$0.24	$0.13	$0.55	$0.23
Diluted	$0.23	$0.13	$0.54	$0.23

Weighted average shares outstanding, basic	10,748,688	10,726,867	10,745,961	10,724,140
Weighted average shares outstanding, diluted	10,928,343	10,726,867	10,902,916	10,724,140

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$2,565	$1,348	$5,886	$2,423
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period	64	(722)	(1,417)	2,550
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	—	—	29
Net unrealized gains (losses) on available for sale securities	64	(722)	(1,417)	2,579
Tax effect (a)	(13)	152	298	(542)
Unrealized gains (losses) on available for sale securities, net of tax	51	(570)	(1,119)	2,037
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	136	(1,377)	47	(1,097)
Reclassification adjustment for amortization of net actuarial losses (b)	89	71	179	143
Total	225	(1,306)	226	(954)
Tax effect (c)	(47)	274	(47)	200
Defined benefit pension plan gains, net of tax	178	(1,032)	179	(754)
Other comprehensive income (loss)	229	(1,602)	(940)	1,283
Total Comprehensive Income (Loss)	$2,794	$(254)	$4,946	$3,706
(a)

Includes $0 and $0 for the three and six months ended June 30, 2021, respectively and $0 and $(6) for the three and six months ended June 30, 2020, respectively, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $19 and $38 for the three and six months ended June 30, 2021, respectively, and $15 and $30 for the three and six months ended June 30, 2020, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55

Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

Net income	—	—	—	1,348	—	1,348
Other comprehensive income	—	—	—	—	(1,602)	(1,602)
ESOP shares committed to be allocated	—	(17)	54	—	—	37
Balance at June 30, 2020	$111	$45,852	$(4,037)	$74,575	$(2,821)	$113,680

Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153

Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

Net income	—	—	—	2,565	—	2,565
Other comprehensive income	—	—	—	—	229	229
ESOP shares committed to be allocated	—	3	54	—	—	57
Share-based compensation expense	—	155	—	—	—	155

Balance at June 30, 2021	$111	$46,346	$(3,819)	$83,955	$(4,731)	$121,862

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$5,886	$2,423
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	94	285
Net realized loss on sales and calls of securities	—	29
(Credit to) provision for loan losses	(1,217)	3,455
Loans originated for sale	(41,644)	(46,347)
Proceeds from sale of loans	41,736	46,621
Net gain on sale of loans	(1,677)	(1,406)
Amortization of intangible assets	42	21
Depreciation and amortization	716	669
Gain from disposal of premises and equipment	(17)	—
Deferred income tax expense (benefit)	59	(1,119)
Increase in cash surrender value of insurance	(254)	(193)
Increase in accrued interest receivable	(48)	(773)
Expense of earned ESOP shares	109	92
Share-based compensation expense	308	—
Increase in other assets	(4,923)	(6,138)
Increase in accrued expenses and other liabilities	3,334	4,884
Net cash provided by operating activities	2,504	2,503
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	2,000	6,997
Proceeds from maturities and principal repayments of securities	24,122	15,108
Purchases of securities	(126,637)	(10,146)
Net redemptions of FHLB Stock	1,276	273
Net decrease (increase) in loans	14,095	(96,173)
Purchases of bank owned life insurance	(10,000)	—
Purchases of bank premises and equipment	(917)	(953)
Net proceeds from life insurance	341	—
Net cash received from acquisition (Note 2)	32,767	—
Net increase of other real estate owned	—	(31)
Proceeds from sale of other real estate owned	50	270
Net cash used in investing activities	(62,903)	(84,655)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	86,982	122,381
Net (decrease) increase in time deposits	(23,018)	14,315
Increase in mortgagors' escrow accounts	3,315	3,260
Net (decrease) increase in short-term debt	(14,200)	11,923
Net decrease in long-term debt	(14,235)	(7,131)
Net cash provided by financing activities	38,844	144,748
Net (decrease) increase in cash and due from banks	(21,555)	62,596
Cash and Due from Banks
Beginning balance	93,485	11,978
Ending balance	$71,930	$74,574
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash paid for interest	$2,432	$4,716
Cash paid for income taxes	$536	$358
Noncash Investing Activities
Fair value of assets acquired	$1,277	$—
Fair value of liabilities assumed	$34,044	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its fourteen branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of June 30, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of an additional disclosure for derivative financial instruments contained herein.

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

On March 12, 2021, the Bank completed a branch purchase and assumption transaction with ConnectOne Bank. Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information, see Note 2.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

COVID-19

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If there is a resurgence in the virus or variant strains of the virus increase, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. It is not possible to know the full extent of the impact of COVID-19 and the effects it will have on the Company's future operations.

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

(In thousands, except share and per share data)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through June 30, 2021:

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

_____________________________

(1)	The core deposit intangible was determined to have an estimated life of approximately 13 years.

The Company incurred $71 in expenses related to the acquisition during the six months ended June 30, 2021. Acquisition expenses, including professional fees, are included in the total non-interest expense line item in the condensed consolidated statement of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$45,481	$7	$(221)	$45,267
U.S. government agency mortgage-backed securities–residential	130,565	886	(1,012)	130,439
U.S. government agency securities	11,764	123	(29)	11,858
Municipal securities(1)	7,036	37	(27)	7,046
Corporate bonds	6,600	103	(16)	6,687
Other	652	—	(11)	641
Total	$202,098	$1,156	$(1,316)	$201,938

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$88,197	$1,350	$(277)	$89,270
U.S. government agency securities	7,013	148	—	7,161
Municipal securities(1)	1,445	31	—	1,476
Corporate bonds	4,400	49	(3)	4,446
Other	621	—	(41)	580
Total	$101,676	$1,578	$(321)	$102,933
(1)	The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$35,211	$(221)	$—	$—	$35,211	$(221)
U.S. government agency mortgage-backed securities-residential	81,003	(933)	5,333	(79)	86,336	(1,012)
U.S. government agency securities	6,726	(29)	—	—	6,726	(29)
Municipal Securities	1,995	(27)	—	—	1,995	(27)
Corporate Bonds	2,084	(16)	—	—	2,084	(16)
Other	586	(11)	—	—	586	(11)
Total	$127,605	$(1,237)	$5,333	$(79)	$132,938	$(1,316)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agency mortgage-backed securities-residential	$30,243	$(269)	$293	$(8)	$30,536	$(277)
Corporate Bonds	747	(3)	—	—	747	(3)
Other	522	(41)	—	—	522	(41)
Total	$31,512	$(313)	$293	$(8)	$31,805	$(321)

At June 30, 2021, the Company had 97 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $1,316 with an aggregate depreciation of 0.99% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2021.

The amortized cost and fair value of available for sale debt securities at June 30, 2021 and December 31, 2020, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$17,778	$17,784	$102	$102
After 1 but within 5 years	34,133	33,998	2,155	2,155
After 5 but within 10 years	18,314	18,406	9,946	10,162
After 10 years	656	670	655	664
Total Maturities	70,881	70,858	12,858	13,083

Mortgage-backed securities	130,565	130,439	88,197	89,270
Other	652	641	621	580
Total	$202,098	$201,938	$101,676	$102,933

At June 30, 2021 and December 31, 2020, available for sale securities with a carrying value of $13,625 and $18,123, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at June 30, 2021 and December 31, 2020, $1,060 and $1,059 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the six months ended June 30, 2021, there was $2,000 in proceeds from the call of available for sale securities with no gross gains or losses realized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2021	2020
Commercial real estate loans:
Construction	$5,359	$5,392
Non-residential	242,384	248,349
Multi-family	40,177	30,379
Residential real estate loans	38,392	39,239
Commercial and industrial loans(1)	144,620	154,016
Consumer loans:
Indirect automobile	372,479	376,260
Home equity	13,404	14,165
Other consumer	8,092	8,816
Total gross loans	864,907	876,616
Net deferred loan costs	7,738	8,830
Allowance for loan losses	(10,126)	(11,633)
Total net loans	$862,519	$873,813
(1)	Includes $74,287 and $75,366 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $4,303 and $2,718, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	June 30, 2021
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$5,359	$—	$—	$5,359
Non-residential	234,118	5,689	2,577	242,384
Multifamily	40,177	—	—	40,177
Residential real estate	35,855	—	2,537	38,392
Commercial and industrial	138,482	5,142	996	144,620
Consumer:
Indirect automobile	372,083	—	396	372,479
Home equity	12,982	—	422	13,404
Other consumer	8,045	—	47	8,092
Total	$847,101	$10,831	$6,975	$864,907

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,359	$—	$—	$—	$5,359	$—
Non-residential	238,925	—	1,033	2,426	242,384	2,426
Multifamily	40,177	—	—	—	40,177	—
Residential real estate	37,164	—	—	1,228	38,392	2,537
Commercial and industrial	143,799	128	—	693	144,620	848
Consumer:
Indirect automobile	367,399	4,285	436	359	372,479	396
Home equity	12,953	15	178	258	13,404	421
Other consumer	7,998	46	1	47	8,092	47
Total	$853,774	$4,474	$1,648	$5,011	$864,907	$6,675

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	December 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,392	$—	$—	$—	$5,392	$—
Non-residential	244,387	1,985	33	1,944	248,349	1,944
Multifamily	30,379	—	—	—	30,379	—
Residential real estate	36,581	1,351	138	1,169	39,239	2,641
Commercial and industrial	151,771	1,551	511	183	154,016	366
Consumer:
Indirect automobile	367,929	6,321	1,063	947	376,260	990
Home equity	13,506	310	101	248	14,165	346
Other consumer	8,663	98	7	48	8,816	48
Total	$858,608	$11,616	$1,853	$4,539	$876,616	$6,335

The following tables summarize information regarding impaired loans by loan portfolio class:

	June 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$2,426	$3,491	$—	$1,897
Multifamily	—	—	—	—
Residential real estate	2,537	3,046	—	2,611
Commercial and industrial	563	855	—	461
Consumer:
Indirect automobile	173	223	—	221
Home equity	421	432	—	425
Other consumer	47	48	—	43
Total	$6,167	$8,095	$—	$5,658
With an allowance recorded:
Commercial and industrial	$285	$285	$285	$95
Consumer:
Indirect automobile	223	228	51	453
Other consumer	—	—	—	83
Total	$508	$513	$336	$631
Total:
Commercial real estate:
Non-residential	$2,426	$3,491	$—	$1,897
Multifamily	—	—	—	—
Residential real estate	2,537	3,046	—	2,611
Commercial and industrial	848	1,140	285	556
Consumer:
Indirect automobile	396	451	51	674
Home equity	421	432	—	425
Other consumer	47	48	—	126
Total	$6,675	$8,608	$336	$6,289

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At June 30, 2021 and December 31, 2020, three loans totaling $1,506 and $1,571, included in impaired loans, were identified as TDRs. There were no new TDRs in 2020 or the first six months of 2021. At June 30, 2021 and December 31, 2020, all TDR loans were performing in accordance with their restructured terms. At June 30, 2021 and December 31, 2020, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $648 and $636 at June 30, 2021 and December 31, 2020, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $310,480 and $300,700 as of June 30, 2021 and December 31, 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The balance of capitalized servicing rights, included in other assets at June 30, 2021 and December 31, 2020, were $2,660 and $2,390, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the period ended June 30, 2021 or the year ended December 31, 2020.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance	$4,162	$131	$1,319	$5,512	$137	$11,261
Provision for (credit to) loan losses	671	(11)	(647)	(1,366)	205	(1,148)
Loans charged-off	—	—	(1)	(491)	(6)	(498)
Recoveries	—	—	88	416	7	511
Ending balance	$4,833	$120	$759	$4,071	$343	$10,126

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,153	$99	$601	$3,638	$129	$6,620
Provision for loan losses	520	26	254	1,450	5	2,255
Loans charged-off	—	—	(1)	(478)	(2)	(481)
Recoveries	—	—	5	169	4	178
Ending balance	$2,673	$125	$859	$4,779	$136	$8,572

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2021

Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(521)	—	(378)	(509)	191	(1,217)
Loans charged-off	—	—	(1)	(1,117)	(9)	(1,127)
Recoveries	—	3	88	723	23	837
Ending balance	$4,833	$120	$759	$4,071	$343	$10,126
Ending balance:
Loans deemed impaired	$—	$—	$285	$51	$—	$336
Loans not deemed impaired	$4,833	$120	$474	$4,020	$343	$9,790
Loan receivables:
Ending balance	$287,920	$38,392	$144,620	$372,479	$21,496	$864,907
Ending balance:
Loans deemed impaired	$2,426	$2,537	$848	$396	$468	$6,675
Loans not deemed impaired	$285,494	$35,855	$143,772	$372,083	$21,028	$858,232

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	664	26	285	2,461	19	3,455
Loans charged-off	—	—	(39)	(1,189)	(18)	(1,246)
Recoveries	—	—	10	390	9	409
Ending balance	$2,673	$125	$859	$4,779	$136	$8,572
Ending balance:
Loans deemed impaired	$—	$—	$25	$226	$2	$253
Loans not deemed impaired	$2,673	$125	$834	$4,553	$134	$8,319
Loan receivables:
Ending balance	$282,683	$41,682	$175,120	$365,455	$23,812	$888,752
Ending balance:
Loans deemed impaired	$5,485	$2,555	$547	$1,036	$539	$10,162
Loans not deemed impaired	$277,198	$39,127	$174,573	$364,419	$23,273	$878,590

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2020
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$11	$135	$7	$153
Loans not deemed impaired	$5,354	$117	$1,039	$4,839	$131	$11,480
Loan receivables:
Ending balance	$284,120	$39,239	$154,016	$376,260	$22,981	$876,616
Ending balance:
Loans deemed impaired	$1,944	$2,641	$366	$990	$394	$6,335
Loans not deemed impaired	$282,176	$36,598	$153,650	$375,270	$22,587	$870,281

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2021	2020
Beginning balance	$1,410	$1,410
Acquisition activity	825	—

Ending balance	$2,235	$1,410

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first six months of 2021 or the year ended December 31, 2020.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2021	2020
Beginning balance	$199	$241
Acquisition activity	330	—
Amortization	(42)	(42)

Ending balance	$487	$199
Accumulated amortization and impairment	$790	$748

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives.

The values assigned to customer lists or core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $42 and $21 of amortization expense related to its intangible assets for the six months ended June 30, 2021 and 2020, respectively. The Company recognized $29 and $10 of amortization expense for the three months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of June 30, 2021, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2021	$53
2022	99
2023	88
2024	80
2025	61
Thereafter	106
Total	$487

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	June 30,	December 31,
	2021	2020
Land	$3,732	$3,732
Buildings and improvements	26,567	26,431
Furniture, fixtures and equipment	13,542	13,042
Construction in process	505	93
Total	44,346	43,298
Less accumulated depreciation	(25,175)	(24,459)
Net	$19,171	$18,839

7.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2021	2020
Non-interest bearing demand deposits	$289,490	$244,344
Interest bearing accounts:
NOW	147,073	141,580
Savings	179,010	157,414
Money market	233,993	185,383
Time certificates of deposit	177,625	200,643
Total interest bearing accounts	737,701	685,020
Total deposits	$1,027,191	$929,364

Included in time certificates of deposit at June 30, 2021 and December 31, 2020 were reciprocal deposits totaling $20,443 and $30,012, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $28,677 and $34,565 as of June 30, 2021 and December 31, 2020, respectively.

Contractual maturities of time certificates of deposit at June 30, 2021 are summarized below:

June 30,
2021
Within 1 year	$137,771
1 – 2 years	19,090
2 – 3 years	10,565
3 – 4 years	6,244
4 – 5 years	3,955
Total	$177,625

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2021 and December 31, 2020, the Bank had access to a preapproved secured line of credit with the FHLB of $604,993 and $564,330, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2021 and

December 31, 2020, the Bank had pledged assets of $177,169 and $175,011, respectively.

The outstanding principal amounts and the related terms and rates at June 30, 2021 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
3 year amortizing	$3,417	May 16, 2022	2.49%	$3,417	—
3 year bullet	10,000	May 16, 2022	2.44%	10,000	—
3 year amortizing	8,822	February 28, 2023	1.32%	5,016	3,806
Total	$22,239	Weighted Average Rate	2.00%	$18,433	$3,806

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2021 or December 31, 2020.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.15% at June 30, 2021 and 2.21% at December 31, 2020) mature on May 23, 2035.

Other Borrowings

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2021 or December 31, 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of September 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	June 30,	December 31,
	2021	2020
Projected and accumulated benefit obligation	$(23,524)	$(23,964)
Plan assets at fair value	22,418	22,634
Funded status included in accrued expenses and other liabilities	$(1,106)	$(1,330)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Six months ended June 30,
	2021	2020
Interest cost	$295	$335
Expected return on plan assets	(472)	(529)
Amortization of unrecognized loss	179	143
Net periodic cost (benefit)	$2	$(51)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in ten diversified investment funds.

As of June 30, 2021, the investment funds included seven equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first six months of 2021 or 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,716	$—	$—	$15,716
Equity	6,702	—	—	6,702
Total assets at fair value	$22,418	$—	$—	$22,418

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,189	$—	$—	$15,189
Equity	6,206	—	—	6,206
Other	1,239	—	—	1,239
Total assets at fair value	$22,634	$—	$—	$22,634

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

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $527 and $490 for the six months ended June 30, 2021 and 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2021 and December 31, 2020, total amounts due of $2,743 and $2,483, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $71 and $85 for the six months ended June 30, 2021 and 2020, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2021 and December 31, 2020, $1,344 and $1,312, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $229 and $284 for the six months ended June 30, 2021 and 2020, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,408 and $1,387, at June 30, 2021 and December 31, 2020, respectively. The Company recognized expenses of $21 and $29 for the six-month periods ended June 30, 2021 and June 30, 2020, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,969 and $2,148 at June 30, 2021 and December 31, 2020, respectively. The Company recognized expenses of $37 and $43 for the six months ended June 30, 2021 and 2020, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2021). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2021 was $4,087. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Six months ended	Year ended
	June 30,	December 31,
	2021	2020
Allocated	43,642	21,821
Committed to be allocated	10,908	21,821
Unallocated	381,875	392,783
Paid out to participants	(68)	(68)
Total shares	436,357	436,357

The fair value of unallocated shares was $4,182 at June 30, 2021.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2021 and 2020 was $109 and $92, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of June 30, 2021, there were 97,146 stock options and 48,443 restricted stock awards that remain available for future grants.

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

(In thousands, except share and per share data)

Company’s expectation of dividend payouts. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

A summary of options under the 2020 EIP as of June 30, 2021 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	448,385	$6.61	9.66
Options granted	-	-	-
Options exercised	-	-	-
Forfeited	-	-	-
Options outstanding at June 30, 2021	448,385	$6.61	9.17
Options exercisable at June 30, 2021	-	-	-

At June 30, 2021, the aggregate intrinsic value of the shares outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,944. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2021.

As of June 30, 2021, there was $538 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.17 years.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2021:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	169,769	$6.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at June 30, 2021	169,769	$6.57

As of June 30, 2021, there was $800 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.15 years.

For the six months ended June 30, 2021, share-based compensation under the plan was $308.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

10.  Leases

As of June 30, 2021, the Company leases real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the consolidated statements of  financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 12.6 years as of June 30, 2021. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.51% in determining the lease liability as of June 30, 2021.

For the six months ended June 30, 2021, total operating lease costs were $344 and were included in occupancy and other expense. Deferred rent liability was $159 at June 30, 2021 and $176 at December 31, 2020. The right-of-use asset, included in other assets, was $7,735 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,735 as of June 30, 2021.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

Years ending December 31:
2021	$396
2022	754
2023	732
2024	729
2025	743
Thereafter	5,822
Total future minimum lease payments	9,176
Amounts representing interest	(1,441)
Present Value of Net Future Minimum Lease Payments	$7,735

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2021	2020
Commitments to extend credit summarized as follows:
Future loan commitments	$11,418	$14,356
Undisbursed construction loans	4,424	3,493
Undisbursed home equity lines of credit	10,284	10,686
Undisbursed commercial and other line of credit	51,190	63,911
Standby letters of credit	3,050	5,681
Total	$80,366	$98,127

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

(In thousands, except share and per share data)

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $4 and $0 related to our swaps is recorded in other assets and other liabilities as of June 30, 2021 and 2020, respectively.

Summary information regarding these derivatives is presented below:

	June 30,	December 31,
	2021	2020
Notational amount	$3,950	$1,875
Fair value	$75	$41
Weighted average pay rates	3.38%	3.10%
Weighted average receive rates	2.21%	2.22%
Weighted average maturity (in years)	9.56	9.92

Number of Contracts	3	1

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$126,486	14.21%	$71,190	8.00%	$88,988	10.00%
Tier 1 capital (to risk-weighted assets)	116,360	13.08%	53,393	6.00%	71,190	8.00%
Common equity tier one capital (to risk weighted assets)	116,360	13.08%	40,045	4.50%	57,842	6.50%
Tier 1 capital (to average assets)	116,360	9.69%	48,015	4.00%	60,019	5.00%

	December 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$121,604	13.97%	$69,614	8.00%	$87,018	10.00%
Tier 1 capital (to risk-weighted assets)	110,717	12.72%	52,211	6.00%	69,614	8.00%
Common equity tier one capital (to risk weighted assets)	110,717	12.72%	39,158	4.50%	56,562	6.50%
Tier 1 capital (to average assets)	110,717	9.95%	44,529	4.00%	55,662	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

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

(In thousands, except share and per share data)

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

Mortgagors’ escrow account

The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposited escrow accounts of similarly expected maturities.

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

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2021
Assets:
U.S. Treasury securities	$45,267	$45,267	$—	$—
U.S. government agency mortgage-backed securities-residential	130,439	—	130,439	—
U.S. government agency securities	11,858	—	11,858	—
Municipal securities	7,046	—	6,886	160
Corporate Bonds	6,687	—	6,687	—
Other	641	—	641	—
Total available for sale securities	201,938	45,267	156,511	160
Loan level interest rate swaps	75	—	75	—
Total assets	$202,013	$45,267	$156,586	$160
Liabilities:
Loan level interest rate swaps	75	—	75	—
Total liabilities	$75	$—	$75	$—

	December 31, 2020
Assets:
U.S. government agency mortgage-backed securities – residential	$89,270	$—	$89,270	$—
U.S. government agency securities	7,161	—	7,161	—
Municipal securities	1,476	—	1,316	160
Corporate Bonds	4,446	—	4,446	—
Other	580	—	580	—
Total available for sale securities	102,933	—	102,773	160
Loan level interest rate swaps	41	—	41	—
Total assets	$102,974	$—	$102,814	$160
Liabilities:
Loan level interest rate swaps	41	—	41	—
Total liabilities	$41	$—	$41	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2021
Impaired loans, with specific reserves	$172	$—	$—	$172
Other real estate owned	89	—	—	89
Total	$261	$—	$—	$261

	December 31, 2020
Impaired loans, with specific reserves	$509	$—	$—	$509
Other real estate owned	139	—	—	139
Total	$648	$—	$—	$648

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2021
Impaired loans	$172	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	89	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2020
Impaired loans	$509	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	139	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

(In thousands, except share and per share data)

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	June 30,		December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$71,930	$71,930	$93,485	$93,485
Available for sale securities (Level 1)	45,267	45,267	—	—
Available for sale securities (Level 2)	156,511	156,511	102,773	102,773
Available for sale securities (Level 3)	160	160	160	160
Loan level interest rate swaps (Level 2)	75	75	41	41
FHLB stock (Level 2)	1,511	1,511	2,787	2,787
Loans, net (Level 3)	862,519	860,316	873,813	876,699
Mortgage servicing rights (Level 3)	2,660	4,681	2,390	3,569
Financial Liabilities:
Deposits (Level 2)	1,027,191	1,027,037	929,364	941,460
Mortgagors' escrow accounts (Level 2)	11,809	11,818	8,494	8,501
FHLB advances (Level 2)	22,239	22,622	50,674	51,468
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	75	75	41	41

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at March 31, 2021	$(4,783)	$(177)	$(4,960)
Other comprehensive loss before reclassifications	108	51	159
Amounts reclassified from accumulated other comprehensive loss	70	—	70
Period change	178	51	229
Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)

Balance at March 31, 2020	$(3,631)	$2,412	$(1,219)
Other comprehensive gain before reclassifications	(1,088)	(570)	(1,658)
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Period change	(1,032)	(570)	(1,602)
Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive (loss) gain before reclassifications	37	(1,119)	(1,082)
Amounts reclassified from accumulated other comprehensive loss	142	—	142
Period change	179	(1,119)	(940)
Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)

Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive gain before reclassifications	(867)	2,014	1,147
Amounts reclassified from accumulated other comprehensive loss	113	23	136
Period change	(754)	2,037	1,283
Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

15.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents for the three or six months ended June 30, 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income applicable to common stock	$2,565	$1,348	$5,886	$2,423

Average number of common shares outstanding	11,133,290	11,133,290	11,133,290	11,133,290
Less: Average unearned ESOP shares	384,602	406,423	387,329	409,150
Average number of common shares outstanding used to calculate basic earnings per common share	10,748,688	10,726,867	10,745,961	10,724,140
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	76,029	—	69,064	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	103,626	—	87,891	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,928,343	10,726,867	10,902,916	10,724,140

Earnings per Common share:
Basic	$0.24	$0.13	$0.55	$0.23
Diluted	$0.23	$0.13	$0.54	$0.23

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	negative financial impact from unfavorable regulatory penalties and/or settlement;

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	FDIC premiums may increase if the agency experiences additional resolution costs; and
●	we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the SBA PPP and the risk that the SBA may not fund some or all PPP loan guaranties.

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

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of June 30, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of an additional disclosure for derivative financial instruments as stated below.

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

Recent Events

On March 12, 2021, the Bank acquired two branches located in Orange County, New York from ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., as well as $33,863 of deposits and other assets and liabilities.

We have also opened one new branch in Orange County, New York, as a de novo location.  Previously stated as a geographical part of our service territory that we wished to develop, this location was fully operational at June 30, 2021.

Impact of COVID-19

While significant progress has been made to combat the outbreak of COVID-19, the pandemic is not over and is expected to continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty, particularly as new variants of the virus continue to emerge.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. The Governor announced a statewide stay-at-home order, also known as the “NYS on PAUSE Program,” with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remained limited and many people still engaged in limited activities. As vaccines became available in 2021, more pandemic related restrictions eased and New York is gradually returning to normal. Unemployment levels continue to decrease but remain higher than pre-pandemic levels, from an average of 4.4% in March 2020 to 5.9% in June 2021.

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

Pandemic Operational Preparations & Status.

Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all offices, drive-thru locations and ATM terminals. We maintain a workplace safety program to provide employees a safe and healthy workplace. At June 30, 2021, the majority of our employees have returned to the office. The wearing of face masks is no longer mandatory for fully vaccinated employees while employee wellness continues to be monitored daily. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

With regard to our June 30, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our provision for loan losses as the provision is significantly impacted by changes in forecasted economic conditions. Given that the economic forecast has improved significantly since December 31, 2020, we recorded a credit to the provision for loan losses during the six months ended June 30, 2021. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required provision and record an additional expense.

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The CAA, among other things, extends the life of the PPP, creating a second round of PPP loans for eligible businesses. We participated in the CAA’s second round of PPP lending. In mid-January we opened our lending portal and began processing PPP loan applications. During the six months ended June 30, 2021, we received SBA approval for 376 applications totaling $48.2 million and all had been funded. At June 30, 2021, we had $74.3 million of PPP loans outstanding.

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

For consumer borrowers, the Bank is providing deferment of payments for indirect and direct automobile loans for up to sixty (60) days and an additional thirty (30) days, if needed. We are also providing forbearance to our residential real estate borrowers, which allows them to defer their principal and interest payments for up to ninety (90) days and an option for an additional ninety (90) days, if needed. In addition, for commercial borrowers we are providing deferment and forbearance options that include interest-only and tax escrow only payments. Some borrowers meeting the Bank’s underwriting criteria have been granted working capital loans to provide financial assistance. These deferrals are maintained within the CARES Act guidance and have not exceeded twelve consecutive months of deferred payment.

For the six months ended June 30, 2021, the Bank granted 145 new loan deferrals totaling $2.2 million. As of June 30, 2021, we had 49 loans totaling $29.9 million of remaining deferrals outstanding and all were performing in accordance with their contractual terms.

Details with respect to the active outstanding deferrals as of June 30, 2021 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate	Accrued Interest
Commercial non-residential real estate loans	10	$24,709	4.10%	$534
Commercial and industrial loans	12	4,681	5.40%	129
Indirect automobile loans	27	548	8.89%	8
Total loans	49	$29,938	4.39%	$671

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets were $1.21 billion at June 30, 2021, representing an increase of $81.4 million, or 7.2%, compared to $1.13 billion at December 31, 2020. The increase was primarily related to an increase of available for sale securities.

Cash and Due from Banks. Cash and due from banks decreased $21.6 million, or 23.1%, to $71.9 million at June 30, 2021 from $93.5 million at December 31, 2020 primarily due to a decrease in deposits held at the Federal Reserve Bank of New York as excess cash from deposit growth was used to purchase investment securities.

Investment Securities Available for Sale. Investment securities available for sale increased $99.0 million, or 96.2%, to $201.9 million at June 30, 2021 from $102.9 million at December 31, 2020. This increase was primarily due to purchases of treasury and mortgage backed securities of $126.6 million partially offset by principal pay-downs, calls and maturities of $26.1 million and the reversal of a net unrealized gain of $1.3 million to a net unrealized loss of $160,000.

Net Loans. Total net loans receivable were $862.5 million at June 30, 2021, a decrease of $11.3 million, or 1.3%, as compared to $873.8 million at December 31, 2020. The decrease was primarily due to a decline in our commercial and industrial loan balances of $8.3 million (excluding outstanding SBA PPP loan balances), a decrease in our non-residential commercial real estate loans of $6.0 million, a decrease in our net indirect automobile loan balances of $4.0 million, and a decrease in our SBA PPP loans of $1.9 million. These decreases were primarily due to higher than expected pay-offs and production short-falls. These decreases were partially offset by an increase in multi-family real estate loans of $9.8 million.

Non-accrual loans increased $340,000, or 5.4%, to $6.7 million at June 30, 2021, while non-performing assets increased $290,000, or 4.5%, to $6.8 million at June 30, 2021, as we disposed of other real estate owned valued at $50,000 in 2021.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $9.9 million, or 52.5%, as the Bank purchased $10.0 million in split-dollar life insurance policies for key employees.

Total Liabilities. Total liabilities increased $76.0 million, or 7.5%, to $1.09 billion at June 30, 2021, primarily due to an increase in deposits of $97.8 million, partially offset by a decrease in advances from the FHLB of $28.4 million.

Deposits. Deposits increased $97.8 million, or 10.5%, to $1.03 billion at June 30, 2021. Interest bearing accounts grew $52.7 million, or 7.7%, to $737.7 million while non-interest bearing balances increased $45.1 million, or 18.5%, finishing the first half of 2021 at $289.5 million. The increase in deposits was primarily due to the acquisition of $33.9 million in deposits from the acquisition of two branches from ConnectOne Bank in March 2021, an accumulation of liquidity by customers in response to government stimulus actions, and normal fluctuations in some of our large business accounts.

Borrowed Funds. Advances from the FHLB decreased $28.4 million, or 56.1%, from $50.7 million at December 31, 2020 to $22.2 million at June 30, 2021, as the Company was able to utilize deposit growth to fund asset growth.

Stockholders’ Equity. Stockholders' equity increased $5.4 million to $121.9 million at June 30, 2021, primarily due to net income of $5.9 million partially offset by a $1.1 million reversal from a net unrealized gain to a net unrealized loss on available for sale securities. At June 30, 2021, the Company’s book value per share was $10.95. At June 30, 2021, the Company’s ratio of stockholders’ equity-to-total assets was 10.07%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.8 million at June 30, 2021.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2021 and June 30, 2020

Net Income. Net income for the three months ended June 30, 2021 increased $1.2 million, or 90.3%, to $2.6 million, or $0.23 per diluted share, compared to net income of $1.3 million, or $0.13 per diluted share, for the three months ended June 30, 2020. Interest and dividend income decreased $976,000, or 8.7%, interest expense decreased $1.1 million, or 50.4%, the provision for loan losses decreased $3.4 million or 150.9%, non-interest income increased $106,000, or 6.1%, while other expenses and taxes increased $2.4 million, or 34.3%, between comparable quarters.

For the six months ended June 30, 2021, net income was $5.9 million, or $0.54 per diluted share, compared to $2.4 million, or $0.23 per diluted share, for the six months ended June 30, 2020. Interest and dividend income decreased by $664,000, or 3.0%, interest expense decreased $2.3 million, or 48.9%, and the provision for loan losses decreased $4.7 million, or 135.2%, resulting in a $6.3 million increase, or 45.4%, in net interest income after the provision for loan losses. Non-interest income increased $787,000, or 23.8% while other non-interest and tax expense increased $3.6 million, or 24.5%, during the equivalent six month timeframes.

Net Interest Income. Net interest income increased $152,000, or 1.7%, to $9.1 million for the three months ended June 30, 2021, compared to $9.0 million for the quarter ended June 30, 2020. The ratio of average interest-earning assets to average interest-bearing liabilities improved 2.9% to 143.82% while our net interest margin decreased by 15 basis points to 3.26% when comparing the second quarter of 2021 to the same period in 2020.

For the six months ended June 30, 2021, net interest income increased $1.6 million, or 9.3%, to $18.9 million from $17.3 million for the comparable 2020 period. Overall there was a 6 basis point decrease in the net interest margin to 3.45%, when comparing the respective six month periods, while the ratio of average interest-earning assets to average interest-bearing liabilities improved 4.3% to 143.86%.

Interest Income. Interest income decreased $976,000, or 8.7%, to $10.2 million for the three months ended June 30, 2021 from $11.2 million for the comparable 2020 period. The average yield decreased by 60 basis points to 3.66%, which was offset by an increase in the average balances of interest-earning assets of $65.4 million, or 6.2%, to $1.12 billion.

For the six months end June 30, 2021, interest income decreased $664,000, or 3.0%, to $21.3 million from $22.0 million for the six months ended June 30, 2020. The average yield declined by 57 basis points when comparing the six-month periods ended June 30, 2021 and 2020 to 3.88% for the six months ended June 30, 2021, which was offset by an increase in the average balance of interest-earning assets of $114.5 million, or 11.5%, to $1.11 billion.

In both comparable periods, interest income decreases were mostly driven lower earning asset yields due to lower yielding PPP loans and lower yielding debt securities due to the significant decline in the interest rate environment, partially offset by higher average earning asset balances.

Interest Expense. Interest expense decreased $1.1 million, or 50.4%, from $2.2 million for the quarter ended June 30, 2020, to $1.1 million for the quarter ended June 30, 2021. Interest rates on interest-bearing liabilities decreased 62 basis points to an average of 0.57% for the quarter ended June 30, 2021, which was offset by an increase in the average balance of total interest-bearing liabilities of $23.9 million, or 3.2%, to $780.8 million.

For the six months ended June 30, 2021, interest expense decreased $2.3 million, or 48.9%, to $2.4 million from $4.7 million for the comparable 2020 period, as the average yield on interest-bearing liabilities decreased by 68 basis points from the first half of 2020 to 0.62% for the first half of 2021. The decrease in overall cost was partially offset by an increase of $49.7 million, or 6.9%, in the average balances of interest-bearing liability accounts.

Provision for Loan Losses. The provision for loan losses decreased by $3.4 million, or 150.9%, from $2.3 million for the quarter ended June 30, 2020, to a credit of $1.1 million for the current quarter. The provision decreased by $4.7 million, or 135.2%, from $3.5 million at June 30, 2020 to a credit of $1.2 million for the six months ended June 30, 2021. The provision increased in 2020 as a result of the onset of the COVID-19 pandemic and related economic conditions. The credit for both the three months and six months of 2021 was primarily attributable to a decline in loan balances, exclusive of multi-family commercial real estate loans, an improvement in credit quality and an improvement in the general economy as our customers show signs of recovering from the pandemic.

Recoveries outpaced charge-offs for the quarter ended June 30, 2021, totaling $13,000 in net recoveries compared to $303,000 in net charge-offs for the respective period in 2020. For the six-month period ended June 30,

2021, net charge-offs were $290,000, a decrease of $547,000, or 65.4%, when compared to $837,000 in the comparative 2020 period.

Non-Interest Income. Non-interest income totaled $1.9 million for the three months ended June 30, 2021; an increase of $106,000, or 6.1%, from the comparable period in the prior year. An increase in service charges on deposit accounts of $123,000, or 24.8%, was driven primarily by the increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts. Investment advisory income increased $108,000, or 43.2%, as economic conditions seemed to recover from the pandemic, while other non-interest income increased $132,000 and the cash surrender value of life insurance increased $64,000. These increases were partially offset by a decrease in the net gain on the sale of loans of $323,000, or 34.3%.

Non-interest income increased $787,000, or 23.8%, to $4.1 million for the six months ended June 30, 2021. In the six months ended June 30, 2021, net gain on the sale of loans increased $271,000, or 19.3%, while service charges on deposit accounts increased $80,000, or 7.0%. A gain related to the collection of life insurance proceeds of $195,000 and an increase in various other non-interest income items of $241,000, also contributed to the increase.

Non-Interest Expense. For the second quarter of 2021, non-interest expense totaled $8.9 million, an increase of $2.1 million, or 31.2%, over the comparable 2020 period. The increase was primarily due to an increase in salaries and benefits of $1.0 million, or 25.0%, as the Company hired additional employees for its new branches. Professional fees increased $175,000, or 49.6%, as legal expense and consultant fees both increased over the second quarter of 2020. For the three months ended June 30, 2021, occupancy expenses also increased $160,000, or 18.2%, as a result of the additional rent, depreciation, and other expenses related to the branch expansion. The addition of branches was also primarily responsible for increased data processing costs of $63,000 and a portion of the increased other non-interest expenses. Other non-interest expenses increased $664,000, or 75.5%, primarily due to increased automobile loan expenses as lending volume had decreased substantially in the second quarter of last year with the beginning of the pandemic; as well as an additional estimated reserve for potential consumer compliance issues in the Bank’s indirect automobile portfolio in this year. Additional reserves in the future may be required but cannot be estimated at this time.

For the six months ended June 30, 2021, non-interest expense increased $2.8 million, or 19.7%, to $16.8 million from $14.1 million over the comparative period in 2020. The increase was primarily due to an increase in salaries and benefits of $1.4 million, or 17.7%, due to new branch employees as well as annual merit increases, production incentives and employee benefit increases. Occupancy increased $264,000, or 15.3% and professional fees increased $261,000, or 38.7%, while data processing increased $104,000, or 14.5%. Other non-interest expenses increased $713,000, or 33.0%.

Income Taxes. Income taxes increased by $333,000 for the three months ended June 30, 2021 as compared to the comparable period in 2020 as our income before income taxes increased.  Our effective tax rate for the three months ended June 30, 2021 was 21.3% compared to 21.0% for the three months ended June 30, 2020.

For the six months ended June 30, 2021, income taxes increased $844,000, or 126.7%, to $1.5 million in the first half of 2021 from $666,000 for the comparable 2020 period. Our effective tax rate for the six months ended June 30, 2021 was 20.4% as compared to 21.6% for the six months ended June 30, 2020.

Average Balance Sheets for the Three and Six Months Ended June 30, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$57,878	$13	0.09%	$66,351	$13	0.08%
Loans(1)	872,465	9,650	4.44%	876,809	10,569	4.85%
Available for sale securities	192,669	574	1.19%	114,405	631	2.22%
Total interest-earning assets	1,123,012	10,237	3.66%	1,057,565	11,213	4.26%
Non-interest-earning assets	75,570			61,092
Total assets	$1,198,582			$1,118,657
Liabilities and equity:
NOW accounts	$147,048	$65	0.18%	$107,062	$61	0.23%
Money market accounts	230,284	357	0.62%	164,676	417	1.02%
Savings accounts	175,103	75	0.17%	136,898	89	0.26%
Certificates of deposit	184,547	404	0.88%	232,056	1,265	2.19%
Total interest-bearing deposits	736,982	901	0.49%	640,692	1,832	1.15%
Escrow accounts	9,996	29	1.16%	9,526	27	1.14%
Federal Home Loan Bank advances	28,713	150	2.10%	101,564	336	1.33%
Subordinated debt	5,155	28	2.18%	5,155	41	3.20%
Other interest-bearing liabilities	43,864	207	1.89%	116,245	404	1.40%
Total interest-bearing liabilities	780,846	1,108	0.57%	756,937	2,236	1.19%
Non-interest-bearing deposits	276,948			230,116
Other non-interest-bearing liabilities	20,298			16,868
Total liabilities	1,078,092			1,003,921
Total stockholders’ equity	120,490			114,736
Total liabilities and stockholders’ equity	$1,198,582			$1,118,657
Net interest income		$9,129			$8,977
Interest rate spread			3.09%			3.07%
Net interest margin(2)			3.26%			3.41%
Average interest-earning assets to average interest-bearing liabilities			143.82%			139.72%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Six Months Ended June 30,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$70,999	$32	0.09%	$35,345	$24	0.14%
Loans(1)	876,566	20,320	4.67%	839,973	20,615	4.94%
Available for sale securities	158,070	937	1.20%	115,850	1,314	2.28%
Total interest-earning assets	1,105,635	21,289	3.88%	991,168	21,953	4.45%
Non-interest-earning assets	66,796			59,968
Total assets	$1,172,431			$1,051,136
Liabilities and equity:
NOW accounts	$142,400	$125	0.18%	$102,775	$119	0.23%
Money market accounts	218,041	683	0.63%	159,940	913	1.15%
Savings accounts	168,302	142	0.17%	130,571	169	0.26%
Certificates of deposit	188,281	952	1.02%	229,030	2,629	2.31%
Total interest-bearing deposits	717,024	1,902	0.53%	622,316	3,830	1.24%
Escrow accounts	8,417	48	1.15%	8,086	46	1.14%
FHLB and FRB advances	37,931	371	1.97%	83,275	688	1.66%
Subordinated debt	5,155	57	2.23%	5,155	91	3.55%
Other interest-bearing liabilities	51,503	476	1.86%	96,516	825	1.72%
Total interest-bearing liabilities	768,527	2,378	0.62%	718,832	4,655	1.30%
Non-interest-bearing deposits	265,222			202,986
Other non-interest-bearing liabilities	19,341			15,841
Total liabilities	1,053,090			937,659
Total stockholders’ equity	119,341			113,477
Total liabilities and stockholders’ equity	$1,172,431			$1,051,136
Net interest income		$18,911			$17,298
Interest rate spread			3.26%			3.15%
Net interest margin(2)			3.45%			3.51%
Average interest-earning assets to average interest-bearing liabilities			143.86%			137.89%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2020			June 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(1)	$1	$—	$19	$(11)	$8
Loans receivable	(52)	(867)	(919)	876	(1,171)	(295)
Marketable securities	313	(370)	(57)	380	(757)	(377)
Total interest-earning assets	260	(1,236)	(976)	1,275	(1,939)	(664)
Interest expense:
Deposits	(45)	(886)	(931)	(60)	(1,868)	(1,928)
Escrow accounts	1	1	2	2	—	2
Federal Home Loan Bank advances	(318)	132	(186)	(426)	109	(317)
Subordinated debt	—	(13)	(13)	—	(34)	(34)
Total interest-bearing liabilities	(362)	(766)	(1,128)	(484)	(1,793)	(2,277)
Net increase in net interest income	$622	$(470)	$152	$1,759	$(146)	$1,613

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at June 30, 2021 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$108,371	$(2,441)	(2.2)%	9.74%	6.2%
300	110,052	(760)	(0.7)%	9.70%	5.8%
200	111,304	492	0.4%	9.61%	4.8%
100	112,326	1,514	1.4%	9.50%	3.6%
0	110,812	—	—%	9.17%	—%
(100)	$90,466	$(20,346)	(18.4)%	7.34%	(20.0)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At June 30, 2021, $71.9 million of our assets were held in cash and cash equivalents. We had $17.8 million in short-term investment securities (maturing in one year or less) at June 30, 2021. As of June 30, 2021, we had $22.2 million of structured borrowings outstanding from the FHLB, of which $18.4 million is due within the next 12 months. We have access to FHLB advances of up to $605.0 million.

At June 30, 2021, we had $80.4 million in loan commitments outstanding, which included $4.4 million in undisbursed construction loans, $10.3 million in unused home equity lines of credit, $51.2 million in commercial lines of credit, $11.4 million in future loan commitments and $3.1 million in standby letters of credit. Certificates of deposit due within one year of June 30, 2021 totaled $137.8 million, or 77.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At June 30, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the period ended June 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 12, 2021	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 12, 2021	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer