Form 10-Q
period 2021-09-30
Rhinebeck Bancorp, Inc.
filed 2021-11-10
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Yes     ☐    No   ☒

As of November 1, 2021, there were 11,296,770 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$114,587	$93,485
Available for sale securities (at fair value)	240,389	102,933
Loans receivable (net of allowance for loan losses of $9,034 and $11,633, respectively)	833,841	873,813
Federal Home Loan Bank stock	1,417	2,787
Accrued interest receivable	3,743	3,819
Cash surrender value of life insurance	28,971	18,877
Deferred tax assets (net of valuation allowance of $1,694 and $1,760, respectively)	3,548	3,703
Premises and equipment, net	19,164	18,839
Other real estate owned	89	139
Goodwill	2,235	1,410
Intangible assets, net	460	199
Other assets	14,261	8,825
Total assets	$1,262,705	$1,128,829
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$316,521	$244,344
Interest bearing	770,866	685,020
Total deposits	1,087,387	929,364

Mortgagors’ escrow accounts	4,264	8,494
Advances from the Federal Home Loan Bank	20,145	50,674
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	21,550	18,643
Total liabilities	1,138,501	1,012,330

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,296,770 at September 31, 2021 and 11,303,059 at December 31, 2020, respectively)	112	111
Additional paid-in capital	46,468	46,038
Unearned common stock held by the employee stock ownership plan ("ESOP")	(3,764)	(3,928)
Retained earnings	86,640	78,069
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities, net of taxes	(598)	993
Defined benefit pension plan, net of taxes	(4,654)	(4,784)
Total accumulated other comprehensive loss	(5,252)	(3,791)
Total stockholders’ equity	124,204	116,499
Total liabilities and stockholders’ equity	$1,262,705	$1,128,829

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$10,402	$10,386	$30,722	$31,001
Interest and dividends on securities	623	476	1,560	1,790
Other income	34	12	66	36
Total interest and dividend income	11,059	10,874	32,348	32,827
Interest Expense
Interest expense on deposits	866	1,553	2,816	5,429
Interest expense on borrowings	134	293	562	1,072
Total interest expense	1,000	1,846	3,378	6,501
Net interest income	10,059	9,028	28,970	26,326
(Credit to) provision for loan losses	(954)	2,250	(2,171)	5,705
Net interest income after (credit to) provision for loan losses	11,013	6,778	31,141	20,621
Non-interest Income
Service charges on deposit accounts	664	558	1,891	1,705
Net realized loss on sales and calls of securities	—	—	—	(29)
Net gain on sales of loans	502	976	2,179	2,382
Increase in cash surrender value of life insurance	158	97	412	290
Net gain from sale of other real estate owned	—	42	2	42
Gain on disposal of premises and equipment	—	13	17	13
Gain on life insurance	—	—	195	—
Investment advisory income	237	380	812	942
Other	78	30	228	61
Total non-interest income	1,639	2,096	5,736	5,406
Non-interest Expense
Salaries and employee benefits	5,162	4,158	14,749	12,305
Occupancy	1,060	885	3,052	2,613
Data processing	450	325	1,269	1,040
Professional fees	439	380	1,375	1,055
Marketing	119	95	353	320
FDIC deposit insurance and other insurance	201	248	542	613
Other real estate owned expense	4	54	7	80
Amortization of intangible assets	27	11	69	32
Other	1,676	1,276	4,551	3,438
Total non-interest expense	9,138	7,432	25,967	21,496
Income before income taxes	3,514	1,442	10,910	4,531
Provision for income taxes	829	292	2,339	958
Net income	$2,685	$1,150	$8,571	$3,573

Earnings per common share:
Basic	$0.25	$0.10	$0.80	$0.33
Diluted	$0.25	$0.10	$0.79	$0.33

Weighted average shares outstanding, basic	10,774,038	10,732,321	10,755,342	10,726,867
Weighted average shares outstanding, diluted	10,946,935	10,732,321	10,914,429	10,726,867

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$2,685	$1,150	$8,571	$3,573
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period	(597)	(545)	(2,014)	2,006
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	—	—	29
Net unrealized (losses) gains on available for sale securities	(597)	(545)	(2,014)	2,035
Tax effect (a)	125	114	423	(429)
Unrealized (losses) gains on available for sale securities, net of tax	(472)	(431)	(1,591)	1,606
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(152)	806	(105)	(291)
Reclassification adjustment for amortization of net actuarial losses (b)	90	71	269	214
Total	(62)	877	164	(77)
Tax effect (c)	13	(184)	(34)	16
Defined benefit pension plan (losses) gains, net of tax	(49)	693	130	(61)
Other comprehensive (loss) income	(521)	262	(1,461)	1,545
Total Comprehensive Income	$2,164	$1,412	$7,110	$5,118
(a)	Includes $(6) for the nine months ended September 30, 2020, for tax effect of realized losses which are included in the provision for income taxes on the consolidated statements of income.
(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $19 and $56 for the three and nine months ended September 30, 2021, respectively, and $15 and $45 for the three and nine months ended September 30, 2020, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	1,075	—	1,075
Other comprehensive income	—	—	—	—	2,885	2,885
ESOP shares committed to be allocated	—	—	55	—	—	55
Balance at March 31, 2020	$111	$45,869	$(4,091)	$73,227	$(1,219)	$113,897

Net income	—	—	—	1,348	—	1,348
Other comprehensive income	—	—	—	—	(1,602)	(1,602)
ESOP shares committed to be allocated	—	(17)	54	—	—	37
Balance at June 30, 2020	$111	$45,852	$(4,037)	$74,575	$(2,821)	$113,680

Net income	—	—	—	1,150	—	1,150
Other comprehensive income	—	—	—	—	262	262
ESOP shares committed to be allocated	—	(18)	55	—	—	37
Share-based compensation expense	—	61	—	—	—	61

Balance at September 30, 2020	$111	$45,895	$(3,982)	$75,725	$(2,559)	$115,190

Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153
Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

Net income	—	—	—	2,565	—	2,565
Other comprehensive income	—	—	—	—	229	229
ESOP shares committed to be allocated	—	3	54	—	—	57
Share-based compensation expense	—	155	—	—	—	155
Balance at June 30, 2021	$111	$46,346	$(3,819)	$83,955	$(4,731)	$121,862

Net income	—	—	—	2,685	—	2,685
Other comprehensive income	—	—	—	—	(521)	(521)
ESOP shares committed to be allocated	—	4	55	—	—	59
Share-based compensation expense	—	156	—	—	—	156
Exercise of options	—	39	—	—	—	39
Share redemption for tax withholding on restricted stock vesting	1	(77)	—	—	—	(76)
Balance at September 30, 2021	$112	$46,468	$(3,764)	$86,640	$(5,252)	$124,204

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$8,571	$3,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	216	542
Net realized loss on sales and calls of securities	—	29
Net realized gain on sale of other real estate owned	(2)	(42)
(Credit to) provision for loan losses	(2,171)	5,705
Loans originated for sale	(56,534)	(65,974)
Proceeds from sale of loans	58,518	68,745
Net gain on sale of loans	(2,179)	(2,382)
Amortization of intangible assets	69	32
Depreciation and amortization	1,111	1,014
Gain from disposal of premises and equipment	(17)	(13)
Deferred income tax expense (benefit)	543	(1,474)
Increase in cash surrender value of insurance	(412)	(290)
Decrease (increase) in accrued interest receivable	76	(994)
Expense of earned ESOP shares	168	129
Share-based compensation expense	464	61
Increase in other assets	(5,426)	(8,315)
Increase in accrued expenses and other liabilities	2,818	5,914
Net cash provided by operating activities	5,813	6,260
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	2,000	6,997
Proceeds from maturities and principal repayments of securities	40,238	28,142
Purchases of securities	(181,924)	(25,210)
Net redemptions of FHLB Stock	1,370	460
Net decrease (increase) in loans	42,337	(104,977)
Purchases of bank owned life insurance	(10,023)	(41)
Purchases of bank premises and equipment	(1,305)	(1,548)
Net proceeds from life insurance	341	—
Net cash received from acquisition (Note 2)	32,767	—
Net increase of other real estate owned	—	(31)
Proceeds from sale of other real estate owned	50	2,221
Net cash used in investing activities	(74,149)	(93,987)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	156,442	151,023
Net decrease in time deposits	(32,281)	(8,171)
Decrease in mortgagors' escrow accounts	(4,230)	(4,075)
Net decrease in short-term debt	(15,030)	(2,223)
Net decrease in long-term debt	(15,499)	(9,224)
Proceeds from exercise of stock options	36	—
Net cash provided by financing activities	89,438	127,330
Net increase in cash and due from banks	21,102	39,603
Cash and Due from Banks
Beginning balance	93,485	11,978
Ending balance	$114,587	$51,581
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash paid for interest	$3,464	$6,650
Cash (received) paid for income taxes	$(40)	$2,897
Noncash Investing Activities
Transfer of loans to other real estate owned	$—	$1,858
Fair value of assets acquired	$1,277	$—
Fair value of liabilities assumed	$34,044	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its fifteen branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of September 30, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of an additional disclosure for derivative financial instruments contained herein.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of securities, the evaluation of investment securities for other-than-temporary impairment, the evaluation of goodwill for impairment, the valuation of deferred tax assets and the determination of pension obligations.

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

Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits. The Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through September 30, 2021:

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

The Company incurred $71 in expenses related to the acquisition during the nine months ended September 30, 2021. Acquisition expenses, including professional fees, are included in the total non-interest expense line item in the condensed consolidated statement of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,397	$1	$(209)	$40,189
U.S. government agency mortgage-backed securities–residential	157,595	706	(1,404)	156,897
U.S. government agency securities	26,810	107	(39)	26,878
Municipal securities(1)	7,005	32	(27)	7,010
Corporate bonds	8,700	107	(32)	8,775
Other	640	—	—	640
Total	$241,147	$953	$(1,711)	$240,389

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$88,197	$1,350	$(277)	$89,270
U.S. government agency securities	7,013	148	—	7,161
Municipal securities(1)	1,445	31	—	1,476
Corporate bonds	4,400	49	(3)	4,446
Other	621	—	(41)	580
Total	$101,676	$1,578	$(321)	$102,933
(1)	The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$30,169	$(209)	$—	$—	$30,169	$(209)
U.S. government agency mortgage-backed securities-residential	103,868	(1,186)	11,974	(218)	115,842	(1,404)
U.S. government agency securities	14,719	(39)	—	—	14,719	(39)
Municipal Securities	2,339	(27)	—	—	2,339	(27)
Corporate Bonds	3,474	(26)	244	(6)	3,718	(32)
Total	$154,569	$(1,487)	$12,218	$(224)	$166,787	$(1,711)

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

At September 30, 2021, the Company had 119 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $1,711 with an aggregate depreciation of 1.03% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2021.

The amortized cost and fair value of available for sale debt securities at September 30, 2021 and December 31, 2020, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$12,916	$12,915	$102	$102
After 1 but within 5 years	48,948	48,832	2,155	2,155
After 5 but within 10 years	20,903	20,961	9,946	10,162
After 10 years	145	145	655	664
Total Maturities	82,912	82,853	12,858	13,083

Mortgage-backed securities	157,595	156,896	88,197	89,270
Other	640	640	621	580
Total	$241,147	$240,389	$101,676	$102,933

At September 30, 2021 and December 31, 2020, available for sale securities with a carrying value of $11,679 and $18,123, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2021 and December 31, 2020, $1,053 and $1,059 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the nine months ended September 30, 2021, there was $2,000 in proceeds from the call of available for sale securities with no gross gains or losses realized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2021	2020
Commercial real estate loans:
Construction	$5,682	$5,392
Non-residential	236,240	248,349
Multi-family	41,233	30,379
Residential real estate loans	35,830	39,239
Commercial and industrial loans(1)	117,755	154,016
Consumer loans:
Indirect automobile	377,116	376,260
Home equity	12,253	14,165
Other consumer	8,240	8,816
Total gross loans	834,349	876,616
Net deferred loan costs	8,526	8,830
Allowance for loan losses	(9,034)	(11,633)
Total net loans	$833,841	$873,813
(1)	Includes $44,080 and $75,366 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,912 and $2,718, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	September 30, 2021
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$5,682	$—	$—	$5,682
Non-residential	228,816	5,189	2,235	236,240
Multifamily	41,233	—	—	41,233
Residential real estate	33,347	—	2,483	35,830
Commercial and industrial	111,685	5,047	1,023	117,755
Consumer:
Indirect automobile	376,639	—	477	377,116
Home equity	12,029	—	224	12,253
Other consumer	8,193	—	47	8,240
Total	$817,624	$10,236	$6,489	$834,349

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,682	$—	$—	$—	$5,682	$—
Non-residential	232,909	—	1,243	2,088	236,240	2,088
Multifamily	41,233	—	—	—	41,233	—
Residential real estate	34,561	58	—	1,211	35,830	2,483
Commercial and industrial	116,418	409	186	742	117,755	884
Consumer:
Indirect automobile	371,303	4,576	790	447	377,116	477
Home equity	11,868	214	45	126	12,253	224
Other consumer	8,051	107	35	47	8,240	47
Total	$822,025	$5,364	$2,299	$4,661	$834,349	$6,203

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	December 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,392	$—	$—	$—	$5,392	$—
Non-residential	244,387	1,985	33	1,944	248,349	1,944
Multifamily	30,379	—	—	—	30,379	—
Residential real estate	36,581	1,351	138	1,169	39,239	2,641
Commercial and industrial	151,771	1,551	511	183	154,016	366
Consumer:
Indirect automobile	367,929	6,321	1,063	947	376,260	990
Home equity	13,506	310	101	248	14,165	346
Other consumer	8,663	98	7	48	8,816	48
Total	$858,608	$11,616	$1,853	$4,539	$876,616	$6,335

The following tables summarize information regarding impaired loans by loan portfolio class:

	September 30, 2021
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$2,088	$3,148	$—	$2,096
Multifamily	—	—	—	—
Residential real estate	2,483	3,025	—	2,561
Commercial and industrial	884	1,156	—	589
Consumer:
Indirect automobile	197	257	—	232
Home equity	224	225	—	357
Other consumer	47	48	—	38
Total	$5,923	$7,859	$—	$5,873
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$153
Consumer:
Indirect automobile	280	287	68	337
Other consumer	—	—	—	12
Total	$280	$287	$68	$502
Total:
Commercial real estate:
Non-residential	$2,088	$3,148	$—	$2,096
Multifamily	—	—	—	—
Residential real estate	2,483	3,025	—	2,561
Commercial and industrial	884	1,156	—	742
Consumer:
Indirect automobile	477	544	68	569
Home equity	224	225	—	357
Other consumer	47	48	—	50
Total	$6,203	$8,146	$68	$6,375

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as troubled debt restructurings (“TDRs”). Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At September 30, 2021 and December 31, 2020, three loans totaling $1,468 and $1,571, included in impaired loans, were identified as TDRs. There were no new TDRs in 2020 or the first nine months of 2021. At September 30, 2021 and December 31, 2020, all TDR loans were performing in accordance with their restructured terms. At September 30, 2021 and December 31, 2020, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2021 and December 31, 2020, the Company was servicing loans for participants aggregating $4,050 and $4,291, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $946 and $636 at September 30, 2021 and December 31, 2020, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $313,037 and $300,700 as of September 30, 2021 and December 31, 2020, respectively.

The balances of capitalized servicing rights, included in other assets at September 30, 2021 and December 31, 2020, were $2,639 and $2,390, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the period ended September 30, 2021 or the year ended December 31, 2020.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance	$4,833	$120	$759	$4,071	$343	$10,126
Provision for (credit to) loan losses	(792)	(67)	491	(294)	(292)	(954)
Loans charged-off	—	—	(12)	(527)	(5)	(544)
Recoveries	—	—	1	390	15	406
Ending balance	$4,041	$53	$1,239	$3,640	$61	$9,034

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,673	$125	$859	$4,779	$136	$8,572
Provision for loan losses	1,217	4	366	653	10	2,250
Loans charged-off	—	—	(88)	(499)	(3)	(590)
Recoveries	4	—	(3)	325	5	331
Ending balance	$3,894	$129	$1,134	$5,258	$148	$10,563

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2021

Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(1,313)	(67)	113	(803)	(101)	(2,171)
Loans charged-off	—	—	(13)	(1,644)	(14)	(1,671)
Recoveries	—	3	89	1,113	38	1,243
Ending balance	$4,041	$53	$1,239	$3,640	$61	$9,034
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$4,041	$53	$1,239	$3,572	$61	$8,966
Loan receivables:
Ending balance	$283,155	$35,830	$117,755	$377,116	$20,493	$834,349
Ending balance:
Loans deemed impaired	$2,088	$2,483	$884	$477	$271	$6,203
Loans not deemed impaired	$281,067	$33,347	$116,871	$376,639	$20,222	$828,146

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	1,881	30	651	3,114	29	5,705
Loans charged-off	—	—	(127)	(1,688)	(21)	(1,836)
Recoveries	4	—	7	715	14	740
Ending balance	$3,894	$129	$1,134	$5,258	$148	$10,563
Ending balance:
Loans deemed impaired	$—	$—	$24	$204	$2	$230
Loans not deemed impaired	$3,894	$129	$1,110	$5,054	$146	$10,333
Loan receivables:
Ending balance	$284,862	$40,605	$170,663	$372,863	$24,147	$893,140
Ending balance:
Loans deemed impaired	$1,291	$2,684	$422	$900	$561	$5,858
Loans not deemed impaired	$283,571	$37,921	$170,241	$371,963	$23,586	$887,282

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2020
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$11	$135	$7	$153
Loans not deemed impaired	$5,354	$117	$1,039	$4,839	$131	$11,480
Loan receivables:
Ending balance	$284,120	$39,239	$154,016	$376,260	$22,981	$876,616
Ending balance:
Loans deemed impaired	$1,944	$2,641	$366	$990	$394	$6,335
Loans not deemed impaired	$282,176	$36,598	$153,650	$375,270	$22,587	$870,281

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2021	2020
Beginning balance	$1,410	$1,410
Acquisition activity	825	—

Ending balance	$2,235	$1,410

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first nine months of 2021 or the year ended December 31, 2020.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Nine Months	Year Ended
	Ended September 30,	December 31,
	2021	2020
Beginning balance	$199	$241
Acquisition activity	330	—
Amortization	(69)	(42)

Ending balance	$460	$199
Accumulated amortization and impairment	$817	$748

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives.

The values assigned to customer lists or core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $69 and $32 of amortization expense related to its intangible assets for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized $27 and $11 of amortization expense for the three months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of September 30, 2021, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2021	$26
2022	99
2023	88
2024	80
2025	61
Thereafter	106
Total	$460

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	September 30,	December 31,
	2021	2020
Land	$3,732	$3,732
Buildings and improvements	26,651	26,431
Furniture, fixtures and equipment	13,762	13,042
Construction in process	589	93
Total	44,734	43,298
Less accumulated depreciation	(25,570)	(24,459)
Net	$19,164	$18,839

7.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2021	2020
Non-interest bearing demand deposits	$316,521	$244,344
Interest bearing accounts:
NOW	156,330	141,580
Savings	178,913	157,414
Money market	267,261	185,383
Time certificates of deposit	168,362	200,643
Total interest bearing accounts	770,866	685,020
Total deposits	$1,087,387	$929,364

Included in time certificates of deposit at September 30, 2021 and December 31, 2020 were reciprocal deposits totaling $19,568 and $30,012, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $28,252 and $34,565 as of September 30, 2021 and December 31, 2020, respectively.

Contractual maturities of time certificates of deposit at September 30, 2021 are summarized below:

September 30,
2021
Within 1 year	$137,305
1 – 2 years	12,740
2 – 3 years	8,754
3 – 4 years	8,537
4 – 5 years	1,026
Total	$168,362

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2021 and December 31, 2020, the Bank had access to a preapproved secured line of credit with the FHLB of $631,297 and $564,330, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2021 and

December 31, 2020, the Bank had pledged assets of $170,587 and $175,011, respectively.

The outstanding principal amounts and the related terms and rates at September 30, 2021 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
3 year amortizing	$2,571	May 16, 2022	2.49%	$2,571	—
3 year bullet	10,000	May 16, 2022	2.44%	10,000	—
3 year amortizing	7,574	February 28, 2023	1.32%	5,033	2,541
Total	$20,145	Weighted Average Rate	2.03%	$17,604	$2,541

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2021 or December 31, 2020.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.13% at September 30, 2021 and 2.21% at December 31, 2020) mature on May 23, 2035.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debt to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

Other Borrowings

The Bank also has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2021 or December 31, 2020.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2021	2020
Projected and accumulated benefit obligation	$(23,367)	$(23,964)
Plan assets at fair value	22,199	22,634
Funded status included in accrued expenses and other liabilities	$(1,168)	$(1,330)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Nine months ended September 30,
	2021	2020
Interest cost	$442	$502
Expected return on plan assets	(708)	(639)
Amortization of unrecognized loss	269	214
Net periodic cost (benefit)	$3	$77

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in ten diversified investment funds.

As of September 30, 2021, the investment funds included seven equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first nine months of 2021 or 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,560	$—	$—	$15,560
Equity	6,639	—	—	6,639
Total assets at fair value	$22,199	$—	$—	$22,199

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,189	$—	$—	$15,189
Equity	6,206	—	—	6,206
Other	1,239	—	—	1,239
Total assets at fair value	$22,634	$—	$—	$22,634

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

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $798 and $732 for the nine months ended September 30, 2021 and 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers Directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2021 and December 31, 2020, total amounts due of $2,749 and $2,483, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $106 and $131 for the nine months ended September 30, 2021 and 2020, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2021 and December 31, 2020, $1,359 and $1,312, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $392 and $419 for the nine months ended September 30, 2021 and 2020, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,419 and $1,387, at September 30, 2021 and December 31, 2020, respectively. The Company recognized expenses of $32 and $43 for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,977 and $2,148 at September 30, 2021 and December 31, 2020, respectively. The Company recognized expenses of $56 and $65 for the nine months ended September 30, 2021 and 2020, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2021). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2021 was $4,087. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Nine months ended	Year ended
	September 30,	December 31,
	2021	2020
Allocated	43,642	21,821
Committed to be allocated	16,362	21,821
Unallocated	376,421	392,783
Paid out to participants	(68)	(68)
Total shares	436,357	436,357

The fair value of unallocated shares was $4,103 at September 30, 2021.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2021 and 2020 was $168 and $129, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of September 30, 2021, there were 97,146 stock options and 48,443 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of September 30, 2021 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	448,385	$6.61	9.66
Options granted	-	-	-
Options exercised	(5,455)	6.57	-
Forfeited	-	-	-
Options outstanding at September 30, 2021	442,930	$6.62	8.92
Options exercisable at September 30, 2021	138,997	6.57	8.91

At September 30, 2021, the aggregate intrinsic value of the shares outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,898. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2021.

As of September 30, 2021, there was $476 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.91 years.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2021:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	169,769	$6.57
Granted	-	-
Vested	(56,582)	6.57
Forfeited	-	-
Non-vested restricted stock at September 30, 2021	113,187	$6.57

As of September 30, 2021, there was $706 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.90 years.

For the nine months ended September 30, 2021, share-based compensation under the plan was $464.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

10.  Leases

As of September 30, 2021, the Company leases real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2021 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 12.7 years as of September 30, 2021. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.56% in determining the lease liability as of September 30, 2021.

For the nine months ended September 30, 2021, total operating lease costs were $539 and were included in occupancy and other expense. Deferred rent liability was $152 at September 30, 2021 and $176 at December 31, 2020. The right-of-use asset, included in other assets, was $7,586 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,586 as of September 30, 2021.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

Years ending December 31:
2021	$198
2022	754
2023	732
2024	729
2025	743
Thereafter	5,822
Total future minimum lease payments	8,978
Amounts representing interest	(1,392)
Present Value of Net Future Minimum Lease Payments	$7,586

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2021	2020
Commitments to extend credit summarized as follows:
Future loan commitments	$12,236	$14,356
Undisbursed construction loans	2,693	3,493
Undisbursed home equity lines of credit	10,834	10,686
Undisbursed commercial and other line of credit	72,089	63,911
Standby letters of credit	3,050	5,681
Total	$100,902	$98,127

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

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $9 and $0 related to our swaps is recorded in other assets and other liabilities as of September 30, 2021 and 2020, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2021	2020
Notational amount	$9,018	$1,875
Fair value	$143	$41
Weighted average pay rates	3.51%	3.10%
Weighted average receive rates	2.29%	2.22%
Weighted average maturity (in years)	9.61	9.92

Number of Contracts	5	1

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$128,554	14.12%	$72,810	8.00%	$91,012	10.00%
Tier 1 capital (to risk-weighted assets)	119,520	13.13%	54,607	6.00%	72,810	8.00%
Common equity tier one capital (to risk weighted assets)	119,520	13.13%	40,955	4.50%	59,158	6.50%
Tier 1 capital (to average assets)	119,520	9.58%	49,922	4.00%	62,403	5.00%

	December 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$121,604	13.97%	$69,614	8.00%	$87,018	10.00%
Tier 1 capital (to risk-weighted assets)	110,717	12.72%	52,211	6.00%	69,614	8.00%
Common equity tier one capital (to risk weighted assets)	110,717	12.72%	39,158	4.50%	56,562	6.50%
Tier 1 capital (to average assets)	110,717	9.95%	44,529	4.00%	55,662	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2021
Assets:
U.S. Treasury securities	$40,189	$40,189	$—	$—
U.S. government agency mortgage-backed securities-residential	156,897	—	156,897	—
U.S. government agency securities	26,878	—	26,878	—
Municipal securities	7,010	—	6,865	145
Corporate Bonds	8,775	—	8,775	—
Other	640	—	640	—
Total available for sale securities	240,389	40,189	200,055	145
Loan level interest rate swaps	143	—	143	—
Total assets	$240,532	$40,189	$200,198	$145
Liabilities:
Loan level interest rate swaps	143	—	143	—
Total liabilities	$143	$—	$143	$—

	December 31, 2020
Assets:
U.S. government agency mortgage-backed securities – residential	$89,270	$—	$89,270	$—
U.S. government agency securities	7,161	—	7,161	—
Municipal securities	1,476	—	1,316	160
Corporate Bonds	4,446	—	4,446	—
Other	580	—	580	—
Total available for sale securities	102,933	—	102,773	160
Loan level interest rate swaps	41	—	41	—
Total assets	$102,974	$—	$102,814	$160
Liabilities:
Loan level interest rate swaps	41	—	41	—
Total liabilities	$41	$—	$41	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2021
Impaired loans, with specific reserves	$212	$—	$—	$212
Other real estate owned	89	—	—	89
Total	$301	$—	$—	$301

	December 31, 2020
Impaired loans, with specific reserves	$509	$—	$—	$509
Other real estate owned	139	—	—	139
Total	$648	$—	$—	$648

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $280 and $662 with valuation allowances of $68 and $153, resulting fair values of $212 and $509 at September 30, 2021 and December 31, 2020, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2021
Impaired loans	$212	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	89	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2020
Impaired loans	$509	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	139	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	September 30,		December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$114,587	$114,587	$93,485	$93,485
Available for sale securities (Level 1)	40,189	40,189	—	—
Available for sale securities (Level 2)	200,055	200,055	102,773	102,773
Available for sale securities (Level 3)	145	145	160	160
Loan level interest rate swaps (Level 2)	143	143	41	41
FHLB stock (Level 2)	1,417	1,417	2,787	2,787
Loans, net (Level 3)	833,841	830,263	873,813	876,699
Mortgage servicing rights (Level 3)	2,639	4,486	2,390	3,569
Financial Liabilities:
Deposits (Level 2)	1,087,387	1,077,152	929,364	941,460
Mortgagors' escrow accounts (Level 2)	4,264	4,269	8,494	8,501
FHLB advances (Level 2)	20,145	20,349	50,674	51,468
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	143	143	41	41

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)
Other comprehensive loss before reclassifications	(120)	(472)	(592)
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	(49)	(472)	(521)
Balance at September 30, 2021	$(4,654)	$(598)	$(5,252)

Balance at June 30, 2020	$(4,663)	$1,842	$(2,821)
Other comprehensive gain (loss) before reclassifications	637	(431)	206
Amounts reclassified from accumulated other comprehensive loss	56	—	56
Period change	693	(431)	262
Balance at September 30, 2020	$(3,970)	$1,411	$(2,559)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

	Accumulated Other Comprehensive Loss(1)
		Unrealized gains
		(losses) on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive loss before reclassifications	(83)	(1,591)	(1,674)
Amounts reclassified from accumulated other comprehensive loss	213	—	213
Period change	130	(1,591)	(1,461)
Balance at September 30, 2021	$(4,654)	$(598)	$(5,252)

Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive (loss) gain before reclassifications	(230)	1,583	1,353
Amounts reclassified from accumulated other comprehensive loss	169	23	192
Period change	(61)	1,606	1,545
Balance at September 30, 2020	$(3,970)	$1,411	$(2,559)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

15.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents for the three or nine months ended September 30, 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income applicable to common stock	$2,685	$1,150	$8,571	$3,573

Average number of common shares outstanding	11,153,186	11,133,290	11,139,944	11,133,290
Less: Average unearned ESOP shares	379,148	400,969	384,602	406,423
Average number of common shares outstanding used to calculate basic earnings per common share	10,774,038	10,732,321	10,755,342	10,726,867
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	61,444	—	64,311	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	111,453	—	94,776	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,946,935	10,732,321	10,914,429	10,726,867

Earnings per Common share:
Basic	$0.25	$0.10	$0.80	$0.33
Diluted	$0.25	$0.10	$0.79	$0.33

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. As of September 30, 2021, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of an additional disclosure for derivative financial instruments as stated below.

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

Recent Events

On March 12, 2021, the Bank acquired two branches located in Orange County, New York from ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., as well as $33.9 million of deposits and other assets and liabilities.

We also opened two new branches in Orange County, New York, as a de novo locations.  Previously stated as a geographical part of our service territory that we wished to develop, the Middletown branch became fully operational during the second quarter of 2021 and our Newburgh branch became fully operational during the third quarter of 2021.

Impact of COVID-19

While significant progress has been made to combat the COVID-19 pandemic, the pandemic is not over and is expected to continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty, particularly if new variants of the virus continue to emerge.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. Last year, the Governor announced a statewide stay-at-home order, also known as the “NYS on PAUSE Program,” with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remained limited and many people still engaged in limited activities. As vaccines became available in 2021, more pandemic related restrictions eased and New York is gradually returning to normal. Statewide unemployment levels have decreased but remain higher than pre-pandemic levels, from an average of 3.7% in December 2019 to 10.0% in September 2020 to 7.1% in September 2021.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted a range of policy responses to the COVID-19 pandemic. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the PPP. In December 2020, many provisions of the CARES Act were extended through the end of 2021. On September 5, 2021, several federal unemployment benefit programs expired as per federal law. As the Coronavirus rate in New York had fallen below the rate established by the federal government, many of these benefits were lessened or expired in August 2021. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s 2020 and 2021 operations and could continue to impact operations going forward.

Pandemic Operational Preparations & Status.

Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all offices, drive-thru locations and ATM terminals. We maintain a workplace safety program to provide employees a safe and healthy workplace. At September 30, 2021, the majority of our employees have returned to the office. On September 6, 2021, New York Governor Kathy Hochul announced the designation of COVID-19 as an airborne infectious disease under the New York Health and Essential Rights Act (“HERO Act”). This designation requires all private employers to implement workplace safety plans. The key change to current safety protocol followed by the Bank is that all employees, regardless of vaccination status must be masked while in common areas. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

With regard to our September 30, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our provision for loan losses as the provision is significantly impacted by changes in economic conditions. Given that the economic conditions have improved significantly since December 31, 2020, we recorded a credit to the provision for loan losses during the three and nine months ended September 30, 2021. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required provision and record an additional expense.

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

U.S. Small Business Administration Paycheck Protection Program.

Section 1102 of the CARES Act created the PPP, a program administered by the Small Business Administration (“SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. We have participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first ten months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. During 2020, we received SBA approval for 674 applications totaling $92.0 million all of which were funded. As of December 31, 2020, there were $75.4 million of PPP loans outstanding.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The CAA, among other things, extends the life of the PPP, creating a second round of PPP loans for eligible businesses. We participated in the CAA’s second round of PPP lending. The second round PPP program began accepting new loan applications on January 11, 2021 and ended on May 5, 2021, when the SBA announced that general funds for the program were depleted. During the nine months ended September 30, 2021, we received SBA approval for 376 applications totaling $48.2 million and all had been funded. At September 30, 2021, we had $44.1 million of PPP loans outstanding.

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

For consumer borrowers, the Bank is providing deferment of payments for indirect and direct automobile loans for up to sixty (60) days and an additional thirty (30) days, if needed. We are also providing forbearance to our residential real estate borrowers, which allows them to defer their principal and interest payments for up to ninety (90) days with an option for an additional ninety (90) days, if needed. In addition, for commercial borrowers we are providing deferment and forbearance options that include interest-only and tax escrow only payments. Some borrowers meeting the Bank’s underwriting criteria have been granted working capital loans to provide financial assistance. These deferrals are maintained within the CARES Act guidance and have not exceeded twelve consecutive months of deferred payment.

As of September 30, 2021, we had 19 loans totaling $22.9 million of remaining deferrals outstanding, all of which were performing in accordance with their contractual terms.

Details with respect to the active outstanding deferrals as of September 30, 2021 are as follows (dollars in thousands):

	Number of Loans	Balance	Weighted Rate	Accrued Interest
Commercial non-residential real estate loans	7	$18,328	3.98%	$340
Commercial and industrial loans	9	4,477	5.43%	126
Indirect automobile loans	3	51	8.82%	—
Total loans	19	$22,856	4.28%	$466

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets were $1.26 billion at September 30, 2021, representing an increase of $133.9 million, or 11.9%, compared to $1.13 billion at December 31, 2020. The increase was primarily related to an increase of available for sale securities and cash and due from banks, offset by a decrease in net loans receivable.

Cash and Due from Banks. Cash and due from banks increased $21.1 million, or 22.6%, to $114.6 million at September 30, 2021 from $93.5 million at December 31, 2020 primarily due to an increase in deposits held at the Federal Reserve Bank of New York as cash from deposit growth exceeded asset growth.

Investment Securities Available for Sale. Investment securities available for sale increased $137.5 million, or 133.5%, to $240.4 million at September 30, 2021 from $102.9 million at December 31, 2020. This increase was primarily due to purchases of treasury and mortgage-backed securities of $181.9 million with excess liquidity, partially offset by principal pay-downs, calls and maturities of $42.2 million and the reversal of a net unrealized gain of $1.3 million to a net unrealized loss of $758,000.

Net Loans. Total net loans receivable were $833.8 million at September 30, 2021, a decrease of $40.0 million, or 4.6%, as compared to $873.8 million at December 31, 2020. The decrease was primarily due to a decline in our commercial and industrial loan balances of $36.3 million, including a decrease in outstanding SBA PPP loan balances of $31.5 million and a decrease in our non-residential commercial real estate loans of $12.1 million. These decreases were primarily due to higher than expected pay-offs and production short-falls. These decreases were partially offset by an increase in multi-family real estate loans of $10.9 million.

Non-accrual loans decreased $132,000, or 2.1%, to $6.2 million at September 30, 2021, while non-performing assets decreased $182,000, or 2.8%, to $6.3 million at September 30, 2021, as we disposed of other real estate owned valued at $50,000 in 2021.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $10.1 million, or 53.5%, as the Bank purchased $10.0 million in split-dollar life insurance policies for key employees.

Total Liabilities. Total liabilities increased $126.2 million, or 12.5%, to $1.14 billion at September 30, 2021, primarily due to an increase in deposits of $158.0 million, partially offset by a decrease in advances from the FHLB of $30.5 million.

Deposits. Deposits increased $158.0 million, or 17.0%, to $1.09 billion at September 30, 2021. Interest bearing accounts grew $85.8 million, or 12.5%, to $770.9 million while non-interest bearing balances increased $72.2 million, or 29.5%, finishing the first nine months of 2021 at $316.5 million. The increase in deposits was primarily due to the acquisition of $33.9 million in deposits from the acquisition of two branches from ConnectOne Bank in March 2021, the addition of two de novo branches, an accumulation of liquidity by customers in response to government stimulus actions, as well as organic growth in deposits.

Borrowed Funds. Advances from the FHLB decreased $30.5 million, or 60.3%, from $50.7 million at December 31, 2020 to $20.1 million at September 30, 2021, as the Company was able to utilize increased deposits to fund asset growth.

Stockholders’ Equity. Stockholders' equity increased $7.7 million to $124.2 million at September 30, 2021, primarily due to net income of $8.6 million partially offset by a $1.6 million reversal from a net unrealized gain to a net unrealized loss on available for sale securities. At September 30, 2021, the Company’s book value per share was $10.99. At September 30, 2021, the Company’s ratio of stockholders’ equity-to-total assets was 9.84%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.8 million at September 30, 2021.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Net Income. Net income for the three months ended September 30, 2021 increased $1.5 million, or 133.5%, to $2.7 million, or $0.25 per diluted share, compared to net income of $1.2 million, or $0.10 per diluted share, for the three months ended September 30, 2020. Interest and dividend income increased $185,000, or 1.7%, interest expense decreased $846,000, or 45.8%, the provision for loan losses decreased $3.2 million, or 142.4%, non-interest income decreased $457,000, or 21.8%, while other expenses and taxes increased $2.2 million, or 29.0%, between comparable quarters.

For the nine months ended September 30, 2021, net income was $8.6 million, or $0.79 per diluted share, compared to $3.6 million, or $0.33 per diluted share, for the nine months ended September 30, 2020. Interest and dividend income decreased by $479,000, or 1.5%, interest expense decreased $3.1 million, or 48.0%, and the provision for loan losses decreased $7.9 million, or 138.1%, resulting in a $10.5 million increase, or 51.0%, in net interest income after the provision for loan losses. Non-interest income increased $330,000, or 6.1% while other non-interest and tax expense increased $5.9 million, or 26.1%, during the equivalent nine month timeframes.

Net Interest Income. Net interest income increased $1.0 million, or 11.4%, to $10.1 million for the three months ended September 30, 2021, compared to $9.0 million for the quarter ended September 30, 2020.  The ratio of average interest-earning assets to average interest-bearing liabilities improved 1.6% to 145.46% while our net interest margin increased by 2 basis points to 3.42% when comparing the third quarter of 2021 to the same period in 2020.

For the nine months ended September 30, 2021, net interest income increased $2.6 million, or 10.0%, to $29.0 million from $26.3 million for the comparable 2020 period.  Overall there was a 3 basis point decrease in the net interest margin to 3.44%, when comparing the respective nine month periods, while the ratio of average interest-earning assets to average interest-bearing liabilities improved 3.4% to 144.42%.

Interest Income. Interest income increased $185,000, or 1.7%, to $11.1 million for the three months ended September 30, 2021 from $10.9 million for the comparable 2020 period. The average yield decreased by 33 basis points to 3.76%, which was offset by an increase in the average balances of interest-earning assets of $110.8 million, or 10.5%, to $1.17 billion.

For the nine months ended September 30, 2021, interest income decreased $479,000, or 1.5%, to $32.3 million from $32.8 million for the nine months ended September 30, 2020. The average yield declined by 49 basis points when comparing the nine-month periods ended September 30, 2021 and 2020 to 3.84% for the nine months ended September 30, 2021, which was offset by an increase in the average balance of interest-earning assets of $113.3 million, or 11.2%, to $1.13 billion. The decrease was mostly driven lower earning asset yields due to lower yielding PPP loans and lower yielding debt securities due to the significant decline in the interest rate environment, partially offset by higher average earning asset balances.

Interest Expense. Interest expense decreased $846,000, or 45.8%, from $1.8 million for the quarter ended September 30, 2020, to $1.0 million for the quarter ended September 30, 2021. Interest rates on interest-bearing liabilities decreased 50 basis points to an average of 0.49% for the quarter ended September 30, 2021, which was offset by an increase in the average balance of total interest-bearing liabilities of $64.5 million, or 8.7%, to $803.2 million as the increase in the average balance of deposits was offset by a decrease in the average balance of FHLB advances.

For the nine months ended September 30, 2021, interest expense decreased $3.1 million, or 48.0%, to $3.4 million from $6.5 million for the comparable 2020 period, as the average yield on interest-bearing liabilities decreased by 62 basis points from the first nine months of 2020 to 0.58% for the first nine months of 2021. The decrease in overall cost was partially offset by an increase of $54.7 million, or 7.5%, in the average balances of interest-bearing liability accounts as the increase in the average balance of deposits was offset by a decrease in the average balance of FHLB advances.

Provision for Loan Losses. The provision for loan losses decreased by $3.2 million, or 142.4%, from $2.3 million for the quarter ended September 30, 2020, to a credit of $954,000 for the current quarter. The provision decreased by $7.9 million, or 138.1%, from $5.7 million at September 30, 2020 to a credit of $2.2 million for the nine months ended September 30, 2021. The provision increased in 2020 as a result of the onset of the COVID-19 pandemic and related economic conditions. The credit for both the three months and nine months of 2021 was primarily attributable to a decline in loan balances, exclusive of multi-family commercial real estate loans, an improvement in credit quality and an improvement in the general economy as our customers show signs of recovering from the pandemic.

Net charge-offs for the quarter ended September 30, 2021 totaled $138,000 compared to $259,000 for the respective period in 2020.  For the nine-month period ended September 30, 2021, net charge-offs were $428,000, a decrease of $668,000, or 60.9%, when compared to $1.1 million in the comparative 2020 period. The decrease was primarily due to an improvement in the overall economic environment and pricing gains on the sales of repossessed vehicles as used car prices have risen significantly.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended September 30, 2021; a decrease of $457,000, or 21.8%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of loans resulting from a decline in loan volume. Loans sold totaled $16.3 million for the three months ended September 30, 2021 compared to $19.7 million for the three months ended September 30, 2020. An increase in service charges on deposit accounts of $106,000, or 19.0%, was driven primarily by the increase in transaction volume related to our acquisitions, as well as growth in the volume of our legacy deposit accounts.  Investment advisory income decreased $143,000, or 37.6%, as sales of annuities decreased.

Non-interest income increased $330,000, or 6.1%, to $5.7 million for the nine months ended September 30, 2021.  In the nine months ended September 30, 2021, we recorded a gain related to the collection of life insurance proceeds of $195,000. Increased transaction volume resulted in an increase in service charges on deposit accounts of $186,000, or 10.9%.  The cash surrender value of life insurance increased $122,000, or  42.1%, and various other non-interest income items increased $167,000. These increases were partially offset by a decrease in the net gain on sales of loans of $203,000, or 8.5%, and a decrease in investment advisory income of $130,000, or 13.8%.

Non-Interest Expense. For the third quarter of 2021, non-interest expense totaled $9.1 million, an increase of $1.7 million, or 23.0%, over the comparable 2020 period. The increase was primarily due to an increase in salaries and benefits of $1.0 million, or 24.1%, as the Company hired additional employees for its new branches and continued expansion into the Albany market. Occupancy expenses increased $175,000, or 19.8%, as a result of the additional rent, depreciation, and other expenses related to the branch expansion. The addition of  branches was also primarily responsible for increased data processing costs of $125,000. Professional fees increased $59,000, or 15.5%, as legal expense and consultant fees both increased over the third quarter of 2020. Other non-interest expenses increased $400,000, or 31.3%, primarily due to an additional estimated reserve for potential consumer compliance issues in the Bank’s indirect automobile portfolio. Additional reserves in the future may be required but cannot be estimated at this time.

For the nine months ended September 30, 2021, non-interest expense increased $4.5 million, or 20.8%, to $26.0 million from $21.5 million over the comparative period in 2020. The increase was primarily due to an increase in salaries and benefits of $2.4 million, or 19.9%, due to new branch employees, market expansion, as well as annual merit increases, production incentives and employee benefit increases. Occupancy increased $439,000, or 16.8%, and professional fees increased $320,000, or 30.3%, while data processing increased $229,000, or 22.0%. Other non-interest expenses increased $1.1 million, or 32.4%, and included an additional estimated reserve of $450,000 for potential consumer compliance issues in the Bank’s indirect automobile portfolio.

Income Taxes. Income taxes increased by $537,000 for the three months ended September 30, 2021 as compared to the comparable period in 2020 as our income before income taxes increased. Our effective tax rate for the three months ended September 30, 2021 was 23.6% compared to 20.3% for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, income taxes increased $1.4 million, or 144.2%, to $2.3 million in the first nine months of 2021 from $958,000 for the comparable 2020 period. Our effective tax rate for the nine months ended September 30, 2021 was 21.4% as compared to 21.1% for the nine months ended September 30, 2020.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$90,680	$34	0.15%	$48,544	$12	0.10%
Loans(1)	854,822	10,402	4.83%	898,535	10,386	4.60%
Available for sale securities	222,851	623	1.11%	110,469	476	1.71%
Total interest-earning assets	1,168,353	11,059	3.76%	1,057,548	10,874	4.09%
Non-interest-earning assets	78,220			61,638
Total assets	$1,246,573			$1,119,186
Liabilities and equity:
NOW accounts	$152,578	$59	0.15%	$121,766	$73	0.24%
Money market accounts	259,014	359	0.55%	173,703	415	0.95%
Savings accounts	180,277	72	0.16%	146,483	85	0.23%
Certificates of deposit	173,013	340	0.78%	222,749	945	1.69%
Total interest-bearing deposits	764,882	830	0.43%	664,701	1,518	0.91%
Escrow accounts	12,304	36	1.16%	12,432	35	1.13%
Federal Home Loan Bank advances	20,858	106	2.02%	56,422	272	1.92%
Subordinated debt	5,155	28	2.15%	5,155	21	1.61%
Other interest-bearing liabilities	38,317	170	1.76%	74,009	328	1.77%
Total interest-bearing liabilities	803,199	1,000	0.49%	738,710	1,846	0.99%
Non-interest-bearing deposits	298,713			248,148
Other non-interest-bearing liabilities	20,838			17,874
Total liabilities	1,122,750			1,004,732
Total stockholders’ equity	123,823			114,454
Total liabilities and stockholders’ equity	$1,246,573			$1,119,186
Net interest income		$10,059			$9,028
Interest rate spread			3.27%			3.10%
Net interest margin(2)			3.42%			3.40%
Average interest-earning assets to average interest-bearing liabilities			145.46%			143.16%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$77,632	$66	0.11%	$39,777	$36	0.12%
Loans(1)	869,238	30,722	4.73%	859,636	31,001	4.82%
Available for sale securities	179,901	1,560	1.16%	114,043	1,790	2.10%
Total interest-earning assets	1,126,771	32,348	3.84%	1,013,456	32,827	4.33%
Non-interest-earning assets	70,646			60,529
Total assets	$1,197,417			$1,073,985
Liabilities and equity:
NOW accounts	$145,830	$184	0.17%	$109,151	$192	0.23%
Money market accounts	231,849	1,042	0.60%	164,561	1,328	1.08%
Savings accounts	172,338	214	0.17%	135,914	254	0.25%
Certificates of deposit	183,136	1,292	0.94%	226,921	3,574	2.10%
Total interest-bearing deposits	733,153	2,732	0.50%	636,547	5,348	1.12%
Escrow accounts	9,727	84	1.15%	9,546	81	1.13%
FHLB and FRB advances	32,178	477	1.98%	74,258	960	1.73%
Subordinated debt	5,155	85	2.20%	5,155	112	2.90%
Other interest-bearing liabilities	47,060	646	1.84%	88,959	1,153	1.73%
Total interest-bearing liabilities	780,213	3,378	0.58%	725,506	6,501	1.20%
Non-interest-bearing deposits	276,508			218,150
Other non-interest-bearing liabilities	19,844			16,524
Total liabilities	1,076,565			960,180
Total stockholders’ equity	120,852			113,805
Total liabilities and stockholders’ equity	$1,197,417			$1,073,985
Net interest income		$28,970			$26,326
Interest rate spread			3.26%			3.13%
Net interest margin(2)			3.44%			3.47%
Average interest-earning assets to average interest-bearing liabilities			144.42%			139.69%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2020			September 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$13	$9	$22	$32	$(2)	$30
Loans receivable	(533)	549	16	343	(622)	(279)
Marketable securities	392	(245)	147	772	(1,002)	(230)
Total interest-earning assets	(128)	313	185	1,147	(1,626)	(479)
Interest expense:
Deposits	9	(697)	(688)	(51)	(2,565)	(2,616)
Escrow accounts	—	1	1	2	1	3
Federal Home Loan Bank advances	(181)	15	(166)	(607)	124	(483)
Subordinated debt	—	7	7	—	(27)	(27)
Total interest-bearing liabilities	(172)	(674)	(846)	(656)	(2,467)	(3,123)
Net increase in net interest income	$44	$987	$1,031	$1,803	$841	$2,644

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2021 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$112,150	$(9,967)	(8.2)%	9.72%	0.2%
300	115,132	(6,985)	(5.7)%	9.78%	0.8%
200	117,924	(4,193)	(3.4)%	9.80%	1.1%
100	121,065	(1,052)	(0.9)%	9.84%	1.4%
0	122,117	—	—%	9.70%	—%
(100)	$98,100	$(24,017)	(19.7)%	7.63%	(21.3)%

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

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At September 30, 2021, $114.6 million of our assets were held in cash and cash equivalents. We had $12.9 million in short-term investment securities (maturing in one year or less) at September 30, 2021. As of September 30, 2021, we had $20.1 million of structured borrowings outstanding from the FHLB, of which $17.6 million is due within the next 12 months. We had access to FHLB advances of up to $631.3 million as of September 30, 2021.

At September 30, 2021, we had $100.9 million in loan commitments outstanding, which included $2.7 million in undisbursed construction loans, $10.8 million in unused home equity lines of credit, $72.1 million in commercial lines of credit, $12.2 million in future loan commitments and $3.1 million in standby letters of credit. Certificates of deposit due within one year of September 30, 2021 totaled $137.3 million, or 81.6% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2022. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At September 30, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the period ended September 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 10, 2021	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 10, 2021	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer