Form 10-K
period 2021-12-31
Rhinebeck Bancorp, Inc.
filed 2022-03-22
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021
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

As of March 1, 2022, there were 11,296,103 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $44,912,465.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected, including as a result of the ongoing coronavirus pandemic;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements;
●	negative financial impact from unfavorable regulatory penalties and/or settlement;
●	our ability to manage market risk, credit risk and operational risk;

●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	system failures or cybersecurity threats against our informational technology and those of our third party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;
●	our investment advisory fees may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	Federal Deposit Insurance Corporation (“FDIC”) premiums may increase if the agency experiences additional resolution costs;
●	we may face the risk that the U.S. Small Business Administration (“SBA”) may not fund some or all

Paycheck Participation Program (“PPP”) loan guaranties; and

●	we may experience loss or unavailability of employees, executive officers or directors.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

PART I

Item 1.      Business

Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, Inc., (the “Company”) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, the Company became the holding company for Rhinebeck Bank (the “Bank”), when it closed its stock offering in connection with the completion of the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank.

At December 31, 2021, the Company had consolidated total assets of  $1.28 billion, total deposits of $1.10 billion and stockholders’ equity of $126.0 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC, a New York-chartered non-stock corporation, is a mutual holding company that owns 57% of the outstanding common stock of Rhinebeck Bancorp, Inc.

Rhinebeck Bank

Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. The Bank provides a full range of banking and financial services to consumer and commercial customers through its 15 branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services including, investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). The Bank’s primary business activity is accepting deposits from the general public and using those funds, primarily to originate indirect automobile loans (automobile loans referred to us by automobile dealerships), commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and one- to four-family residential real estate loans, and to purchase investment securities. The Bank is subject to regulation and examination by the NYSDFS and by the FDIC.

Market Area

Our primary market area encompasses Albany, Dutchess, Orange, and Ulster Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices are located in these four counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.

Based on published statistics, the U.S. unemployment rate was 3.9%, while the New York State unemployment rate was 6.2% as of December 31, 2021. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 2.6%; Orange County, 2.8%, Ulster County, 2.7% and Albany

County, 2.5%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2021, the Hudson Valley’s private sector job growth increased by 4.1%. Over the year, the job gains reflect the impact of the improving economy as the nation ends the second year of the COVID-19 pandemic. Based on published statistics, median household income for 2019 (the latest date for which information was available) was $81,219 in Dutchess County, $79,944 in Orange County, $64,304 in Ulster County and $66,252 in Albany County, compared to $62,843 in the U.S. and $68,486 in New York State as a whole. Based on published statistics, the 2020 population was 295,911 in Dutchess County, 401,310 in Orange County, 181,851 in Ulster County and 314,848 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2021 (the latest date for which information is available), we had 9.62% of the FDIC-insured deposit market share in Dutchess County, which was 4th among the 15 institutions with offices in the county, 1.54% of the FDIC-insured deposit market share in Ulster County, which was 14th among the 19 institutions with offices in the county, and 0.57% of the FDIC-insured deposit market share in Orange County, which was 19th among the 24 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

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

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2021, net loans represented 66.7% of our total assets.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$35,646	4.18%	$39,239	4.48%
Commercial Real Estate Loans:
Non-residential	245,568	28.78%	248,349	28.33%
Multi-family	55,926	6.55%	30,379	3.46%
Construction(3)	10,095	1.18%	5,392	0.61%
Total	311,589	36.51%	284,120	32.40%
Commercial Loans:(4)	104,323	12.22%	154,016	17.57%
Consumer Loans:
Indirect automobile	382,088	44.77%	376,260	42.92%
Home equity	11,857	1.39%	14,165	1.62%
Other consumer	7,955	0.93%	8,816	1.01%
Total	401,900	47.09%	399,241	45.55%
Total loans receivable, gross	853,458	100.00%	876,616	100.00%
Net deferred loan origination fees	9,068		8,830
Allowance for loan losses	(7,559)		(11,633)
Loans receivable, net	$854,967		$873,813
(1)	Includes residential const ruction loans totaling $2.0 million and $3.3 million at December 31, 2021, and 2020, respectively.
(2)	Includes loans held for sale totaling $3.9 million and $2.7 million at December 31, 2021and 2020, respectively.
(3)	Represents the amounts distributed at the dates indicated.
(4)	Includes $29.5 million and $75.4 million in SBA PPP loans at December 31, 2021 and 2020, respectively.

Loan Portfolio Maturities.  The following table sets forth certain information regarding the dollar amount of loans that will mature in the given period. The table does not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2021
		Commercial Real Estate Loans				Consumer Loans
	Residential Real Estate	Construction	Non-Residential	Multifamily	Commercial	Indirect Automobile	Home Equity	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$2,029	$3,657	$1,026	$—	$25,161	$4,452	$10	$894	$37,229
More than one year through five years	981	6,438	22,656	110	60,833	249,619	292	6,391	347,320
More than five years through fifteen years	7,443	—	92,738	29,752	17,848	128,017	4,312	670	280,780
More than 15 years	25,193	—	129,148	26,064	481	—	7,243	—	188,129
Total	$35,646	$10,095	$245,568	$55,926	$104,323	$382,088	$11,857	$7,955	$853,458

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Residential real estate loans	$18,909	$14,708	$33,617
Commercial real estate loans
Non-residential	7,213	237,329	244,542
Multi-family	825	55,101	55,926
Construction	—	6,438	6,438
Commercial loans	69,976	9,186	79,162
Consumer loans
Indirect automobile	377,636	—	377,636
Home equity	381	11,466	11,847
Other consumer	7,061	—	7,061
Total	$482,001	$334,228	$816,229

Indirect Automobile Loans.

We have been in the business of providing indirect financing of automobile purchases since 1999. At December 31, 2021, indirect automobile loans totaled $382.1 million, or 44.8% of our total loan portfolio. We acquire our indirect automobile loans from 87 automobile dealerships located in the Hudson Valley region and 47 dealers located in the Albany area, either under an arrangement where the dealer receives a flat fee for referring the loan to us or receives a portion of the finance charge, which is known as dealer participation or dealer reserve. We typically pay 70% of the reserve to the dealer at the time of loan closing and retain the remainder to cover potential future prepayments. 46.4% of the aggregate principal balance of our indirect automobile loan portfolio as of December 31, 2021 was for the purchase of new vehicles and the remainder, 53.6%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2021 was five years and ten months.

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

Each borrower’s credit score is the principal factor we use in determining the appropriate interest rate on a loan. Our underwriting procedures evaluate the credit information relative to the value of the vehicle to be financed. At times, our underwriters may also verify a borrower’s employment income and/or residency and, where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered. We basically follow the same underwriting guidelines in originating direct (non-dealer) automobile loans.

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

At December 31, 2021, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $43.7 million, or 11.4% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Non-Residential Commercial Real Estate Loans.

At December 31, 2021, non-residential commercial real estate loans were $245.6 million, or 28.8%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2021, $105.2 million of our commercial real estate portfolio was owner-occupied real estate and $140.4 million was secured by income producing, non-owner occupied real estate. At December 31, 2021, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We had $8.1 million of such loans at December 31, 2021.

We originate a variety of commercial real estate loans with terms and amortization periods generally up to 25 years, for large newly constructed commercial developments, including retail plazas and up to 20 years for almost all other commercial properties. The interest rate on commercial real estate loans is generally adjustable and based on a margin over an index, typically The Wall Street Journal Prime Rate or the FHLBNY Amortizing Advance Rate. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. The Bank does selectively offer interest rate swaps for both commercial and multi-family real estate loans. See Note 13 to the Consolidated Financial Statements for additional information.

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

At December 31, 2021, our largest commercial real estate loan had an outstanding balance of $8.6 million and was secured by a retail shopping center located in Wappingers Falls, New York. At December 31, 2021, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2021, commercial business loans were $104.3 million, or 12.2% of our total loan portfolio. At December 31, 2021, commercial business loans included $29.5 million of SBA PPP loans. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. At December 31, 2021, our leverage loans totaled $4.3 million, all of which were performing in accordance with their contractual terms.

At December 31, 2021, our largest commercial business loan had an outstanding balance of $4.5 million and was secured by specific equipment and vehicles. At December 31, 2021, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2021, one- to four-family residential real estate loans totaled $35.6 million, or 4.2% of our total loan portfolio, and consisted of $20.7 million of fixed-rate loans and $14.9 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case by case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

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

Generally, we sell all of the fixed-rate residential mortgage loans that we originate to reduce our interest rate risk exposure and generate fee income. The majority of mortgage loans we originate are sold to Freddie Mac on a servicing rights retained basis. We also originate State of New York Mortgage Agency (“SONYMA”) loans, which are sold on a servicing released basis. We may retain in our portfolio certain high quality fixed-rate mortgages with terms up to 30 years if we believe the interest rates on the mortgages are favorable or acceptable relative to market interest rates. We sold $72.9 million and $95.0 million of fixed-rate residential mortgages during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we serviced $315.0 million of one- to four-family residential mortgage loans for others. We generated $717,000 and $591,000 in loan servicing fee income during the years ended December 31, 2021 and 2020, respectively.

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

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2021, residential construction loans totaled $2.0 million, or 5.6% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans.

At December 31, 2021, multi-family real estate loans totaled $55.9 million, or 6.6%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.

We will originate multi-family real estate loans with terms and amortization periods of up to 30 years. The interest rates on our multi-family real estate loans are generally adjustable based on a margin over an index. Multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.

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

At December 31, 2021, our largest multi-family real estate loan had an outstanding balance of $12.7 million and was secured by an apartment complex located in Troy, New York. At December 31, 2021, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2021, commercial construction and land development loans totaled $10.1 million, or 1.2% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $14.2 million at December 31, 2021.

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

At December 31, 2021, our largest construction and land development loan was a storage unit construction project located in Pawling, New York, and had an outstanding balance of $4.3 million. At December 31, 2021, this loan was performing according to its original terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2021, $11.9 million of our consumer loans were home equity loans and lines of credit, and $6.8 million of our consumer loans were direct automobile loans.

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

Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices.

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

To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide financial statements on the business operations underlying the commercial and multi-family real estate loans on an ongoing basis. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income and profitability of the property, the borrower’s expertise, credit history and the value of the underlying property. We generally require properties securing these real estate loans to have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation, and amortization before debt service to debt service) of at least 1.20x. We obtain an environment report on all commercial real estate properties. We obtain an environmental Phase 1 report for all loans over $1.0 million or when hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. We will also obtain a Phase 1 report if the initial environmental reports indicate that there may be an environmental issue on a property. We require indemnification from our commercial real estate borrowers and/or guarantors for potential exposure to environmental issues.

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

Adjustable-Rate Loans.

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

Loans in excess of individual officers’ lending limits require approval of our Credit Committee, which is comprised of our President and Chief Executive Officer, Chief Credit Officer, Chief Lending Officer, Senior Vice President-Commercial Lending Team Leader, Vice President-Credit Administration, and other lending officers appointed from time to time. The Credit Committee can approve individual loans of up to prescribed limits, depending on the type of loan. Officers that sit on the Credit Committee must abstain from voting on loans they have originated.

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

At December 31, 2021, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $30.6 million and $27.0 million, respectively. As of December 31, 2021, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2021, our largest lending relationship consisted of 74 loans aggregating $26.7 million, which consisted of $25.3 million secured by multiple commercial properties and $1.4 million secured by equipment, inventory and receivables. At December 31, 2021, each loan in this relationship was performing according to its original repayment terms.

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

Non-performing Loans.  At December 31, 2021, $6.7 million, or 0.8% of our total loans, were non-performing loans. The breakdown by loan classification was as follows: $2.7 million of commercial real estate, $2.2 million of residential real estate, $734,000 of indirect automobile, $687,000 of commercial and $317,000 of other consumer loans.

Other Real Estate Owned.  At December 31, 2021, the Company had no other real estate owned.

Troubled Debt Restructurings.  The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider, resulting in a modified loan which is then identified as a troubled debt restructuring (“TDR”). These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

The principal balance of TDRs at December 31, 2021 was $1.4 million, comprised of two residential loans totaling $1.3 million and one home equity loan of $98,000, all of which were on non-accrual. The same three TDRs at December 31, 2020 totaled $1.6 million and were also in non-accrual status.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2021	2020

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$2,230	$2,641
Commercial real estate loans
Non-residential	2,721	1,944
Multi-family	—	—
Construction	—	—
Commercial loans	687	366
Consumer loans
Indirect automobile	734	990
Home equity	270	346
Other consumer	47	48
Total	$6,689	$6,335

Real estate owned	—	139
Total non-performing assets	$6,689	$6,474

Troubled debt restructurings (accruing):
Consumer loans	—	—
Total troubled debt restructurings (accruing)	$—	$—

Total non-performing assets and total troubled debt restructurings (accruing)	$6,689	$6,474

Total non-performing loans to total loans	0.78%	0.72%
Total non-performing loans to total assets	0.52%	0.56%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.52%	0.57%

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

At December 31, 2021, the Company classified $7.0 million as Substandard, of which $3.0 million were commercial non-residential real estate loans, $2.2 million were residential loans, $775,000 were commercial and industrial loans, $734,000 were indirect automobile loans, $270,000 were home equity loans and $47,000 were other consumer loans. At December 31, 2020, the Company classified $7.0 million as Substandard, of which $2.1 million were commercial non-residential real estate loans, $2.6 million were residential loans, $873,000 were commercial and industrial loans, $990,000 were indirect automobile loans, $346,000 were home equity loans and $48,000 were other consumer loans. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for loan losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the risks of loss inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions among other qualitative factors. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises specific allowances established on impaired loans, and general allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, size and composition of the loan portfolio, current economic conditions and management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions.

In addition, the FDIC and the NYDFS, as an integral part of their examination process, periodically review our allowance for loan losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$11,633	$5,954
(Credit to) provision for loan losses	(3,667)	7,138
Charge-offs:
Commercial loans	(12)	(153)
Consumer loans
Indirect automobile	(2,048)	(2,307)
Other consumer	(24)	(47)
Total charge-offs	(2,084)	(2,507)
Recoveries:
Residential real estate loans	6	—
Commercial loans	101	19
Consumer loans
Indirect automobile	1,525	998
Home equity	—	15
Other consumer	45	16
Total recoveries	1,677	1,048
Net charge-offs	(407)	(1,459)
Allowance for loan losses at end of period	$7,559	$11,633
Allowance for loan losses to non-performing loans at end of period	113.01%	183.63%
Allowance for loan losses to total loans outstanding at end of period	0.89%	1.33%
Non-performing loans to total loans	0.78%	0.72%
Net charge-offs to average loans outstanding during period	(0.05)%	(0.17)%

During the year, our allowance for loan losses decreased $4.1 million, or 35.0%, to reflect the decrease in our loan portfolio and the improving economic conditions.

The following table sets forth the ratios of net charge-offs to average loans by loan category for the periods indicated.

	Year Ended December 31,
	2021	2020
Net recoveries (charge-offs) to average loans outstanding
Residential real estate loans	0.02%	-%
Commercial loans	0.07%	(0.09)%
Consumer loans
Indirect automobile	(0.14)%	(0.35)%
Home equity	-%	0.10%
Other consumer	0.22%	(0.29)%

Net charge-offs for the year ended December 31, 2021 totaled $407,000, compared to $1.5 million for the year ended 2020. Net charge-offs for indirect automobiles totaled $523,000 for the year ended December 31, 2021, compared to $1.3 million, for the year ended 2020. Increased recoveries of previously charged-off loans, resulted in net recoveries for the year ended 2021. The increase in the recoveries and the decrease in the net charge-offs were primarily due to an improvement in the overall economic environment and pricing gains on the sales of repossessed vehicles as used car prices have risen significantly.

Allocation of Allowance for loan losses.  The following table sets forth the allowance for loan losses allocated by loan category, the allocation of the allowance for loan losses by loan segment and the percent of loan balances by category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$54	0.71%	4.18%	$117	1.01%	4.48%
Commercial real estate loans
Non-residential	3,093	40.92	28.78	5,240	45.04	28.33
Multi-family	224	2.96	6.55	114	0.98	3.46
Construction	—	—	1.18	—	—	0.61
Commercial loans	725	9.59	12.22	1,050	9.03	17.57
Consumer loans
Indirect automobile	3,416	45.19	44.77	4,974	42.76	42.92
Home equity	20	0.27	1.39	52	0.44	1.62
Other consumer	27	0.36	0.93	86	0.74	1.01
Total allowance	$7,559	100.00%	100.00%	$11,633	100.00%	100.00%

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

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on non-accrual status, it could be subject to transfer to other real estate owned (“OREO”) (comprised of properties acquired by or in lieu of foreclosure), of which our credit administration department will pursue the sale of the real estate. Prior to this transfer, the loan balance will be adjusted, if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded within other operating expenses, except for significant improvements, which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate appraisals, financial statements and from any other reliable sources of available verifiable information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other verifiable source of reliable information specific to the collateral.

This analysis is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2021, our investment portfolio had a fair value of $280.3 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

Our investment objectives are to maximize portfolio yield over the long term and manage our risk profile in a manner consistent with liquidity needs, pledging requirements, asset/liability strategies and safety and soundness concerns. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk. Our Board of Directors has overall responsibility for the investment portfolio, including reviewing and evaluating our investment policy on an annual basis. The Investment Committee of the Board of Directors, consisting of three directors, meets at least three times annually to review our portfolio’s performance, quality and composition, and provides reports to the full Board of Directors at the next monthly meeting of the full board following the meeting of the Investment Committee. The Investment Committee also reviews and discusses policy changes prior to their presentation to the full board. Our management has the overall responsibility for implementing the investment policy and supervising our investment activities and performance. Management is also responsible for providing regular reports to the Investment Committee to allow for a complete consideration of the portfolio’s composition, cash flow characteristics, quality and risk profile. The President and CEO is responsible for the overall supervision of the investment activity. The Chief Financial Officer is responsible for the implementation of the Bank’s investment policy and strategy. The Controller is responsible for the accounting and reporting requirements of the policy.

There are no limits on security purchases or sales executed for the purpose of cash management or for providing for the liquidity needs of the Bank. Transactions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Investment Committee, which would then report them to the Board.

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

The aggregate fair value of our FHLB common stock as of December 31, 2021 was $1.3 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2021 equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and was necessary to support the balance of our advances. We are required to purchase stock as our outstanding advances increase. Our stock position is reviewed and adjusted weekly by the FHLB.

Evaluation of Securities Portfolio.  Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We have not designated any security as being OTTI during the past five years.

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows, loan prepayments and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for both individuals and businesses. We encourage commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2021, our deposits totaled $1.10 billion.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, effects on profitability, and customer preferences and concerns. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, while generally not providing the highest rates in the market, and to periodically offer special rates to attract deposits of a specific type or term.

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Noninterest-bearing demand accounts	$284,279	27.59%	0.00%	$223,611	25.71%	0.00%
Interest-bearing demand accounts	148,851	14.45%	0.16%	114,305	13.14%	0.23%
Money market accounts	244,412	23.72%	0.57%	169,978	19.54%	1.01%
Savings accounts	174,369	16.93%	0.16%	139,946	16.09%	0.24%
Certificates of deposit	178,360	17.31%	0.88%	222,002	25.52%	1.92%
Total	$1,030,271	100.00%	0.34%	$869,842	100.00%	0.76%

At December 31, 2021 and 2020, the aggregate amount of deposits that exceeded the FDIC insurance limit of $250,000 was $394.0 million and $383.8 million, respectively. At December 31, 2021, the aggregate amount of uninsured time deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $7.5 million. At December 31, 2021, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth the maturity of our uninsured time deposits at December 31, 2021.

Maturity Period	Amount

(In thousands)
Three months or less	$3,385
Over three through six months	823
Over six through twelve months	1,626
Over twelve months	1,620
Total	$7,454

At December 31, 2021, $122.9 million of our certificates of deposit will mature during 2022. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity.

Borrowings.  We primarily borrow from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances or loans on the security of such stock and first mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided we meet certain creditworthiness standards. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the total amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

At December 31, 2021, we had the ability to borrow $640.5 million under our credit facilities with the FHLB.

In April 2020, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed us to present PPP loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. In April 2020, we borrowed $70.1 million which was repaid in full on July 2, 2020.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month London inter-bank offered rate “LIBOR” plus 2.00%. The interest rate on these securities at December 31, 2021 was 2.21%.

Rhinebeck Bank has four wholly-owned subsidiaries, Pleasant View Subdivision, LLC, 456 Broadway, LLC, Dutchess Golf Club, LLC and New Horizons Asset Management Group, LLC.

●	Pleasant View Subdivision, LLC, a New York limited liability corporation, was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. As of November 22, 2021, all of the assets held by Pleasant View Subdivision, LLC had been sold.
●	456 Broadway, LLC, a New York limited liability corporation was formed in 2020 to acquire the Newburgh branch.
●	Dutchess Golf Club, LLC, a New York limited liability corporation, was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold.
●	New Horizons Asset Management Group, LLC was acquired in 2012. All of its business functions have been transferred to RAM.

Personnel and Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values – “ICARE,” which stands for “Integrity, Community, Accountability, Respect, and Empathy”. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs, include annual bonus opportunities, an Employee Stock Ownership Plan, a stock compensation plan, a matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, education reimbursement program, and employee assistance programs.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all of our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

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

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to living our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

As of December 31, 2021, we had 190 full-time employees and 12 part-time employees. Approximately 44% of our employees are employed at our banking center and loan production offices, and another 56% are employed at our corporate headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2021, approximately 63% of our current workforce is female, 37% male, and our average tenure is six years, no change from the average tenure of six years as of December 31, 2020.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic continues to present challenges with regard to maintaining employee safety while continuing successful operations. We continue to provide remote work capabilities for some of our employees and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2021) of each executive officer:

Michael J. Quinn is President and Chief Executive Officer of Rhinebeck Bank. He was appointed as CEO in 2004 and has been a member of the Board of Directors since 2001 when he was President & COO. He began his career at Rhinebeck Bank in 1984 and has held various positions including Branch Manager, Treasurer, Senior Lending Officer and President & COO before being named as President and CEO in 2004. Age 60.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 55.

Michael J. McDermott is the Chief Financial Officer of Rhinebeck Bank, a position he has held since 2001. Prior to joining the Bank, Mr. McDermott held the position of CFO, as well as other senior executive positions, in several diverse industries including a large insurance brokerage, a healthcare software startup and two manufacturing companies. Age 69.

James T. McCardle III joined the Bank in 2001 and is currently the Chief Credit Officer of Rhinebeck Bank, a position he was appointed to in 2018. Prior to being named CCO, Mr. McCardle was the Chief Lending Officer for seven years. He has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 56.

Philip Bronzi joined the Bank in 2012 as the Vice-President of Lending. He became the Senior Vice President of Lending in 2018 and was named Chief Lending Officer in 2021.  His career expands over 20 years in commercial lending with various banks in the Hudson Valley.  Age 46.

Karen Morgan-D’Amelio, Esq. is the Chief Risk Officer and General Counsel for Rhinebeck Bank and a member of its executive leadership team. She was appointed to these positions in 2014. Prior to joining the Bank, Morgan-D’Amelio worked in both private practice and held managing attorney roles and leadership roles in financial institutions such as The Dime Savings Bank of NY, FSB, Washington Mutual and J.P. Morgan Chase, and was a Deputy County Attorney for Nassau County, New York. Age 51.

Francis X. (Frank) Dwyer is the President of Rhinebeck Asset Management.  He has been with Rhinebeck Bank in this position since 2015.   His career expands over 34 years in the financial services industry.  Prior to joining the Bank,  he held other senior executive roles with various other financial institutions.  Age 60.

Timmian C. (Tim) Massie joined Rhinebeck Bank in October 2020 as Chief Marketing/Public Affairs Officer. He previously served as Senior Vice President for Marketing, Public Affairs and Government Relations at Nuvance Health and its predecessor, Health Quest Systems, Inc. With more than 40 years' experience in communications, he brings a wealth of knowledge to his role. He previously served in senior positions in healthcare, utilities, government and higher education, where he was also an adjunct professor. Age 63.

Emerging Growth Company Status

As an emerging growth company, Rhinebeck Bancorp, Inc. may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-public companies. Rhinebeck Bancorp, Inc. takes advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

Accordingly, Rhinebeck Bancorp, Inc.’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. Rhinebeck Bank is a member of the FHLB of New York and its deposits are insured up to applicable limits by the FDIC. Rhinebeck Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with regarding classifying of assets and establishing an adequate allowance for loan losses for regulatory purposes.

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

The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework is considered compliant with all applicable regulatory capital and leverage requirements and deemed “well capitalized” for prompt corrective action purposes, discussed below. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective January 1, 2020. The Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. Subsequently the ratio was raised to 8.5% for calendar year 2021 and 9% thereafter. Management has not chosen to utilize the community bank leverage ratio.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2021, Rhinebeck Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2021, Rhinebeck Bank was classified as a “well capitalized” institution.

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

The FDIC bases its risk-based assessment system upon each insured institution’s total assets less tangible equity. Currently, the assessment range for most banks is 1.5 basis points to 30 basis points.

In 2020 and 2021, in response to the pandemic, institutions were able to reduce their total assets by the PPP loans in the calculation of the assessment.

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

Privacy Regulations.  Cybersecurity has become a focus of federal and state regulators. The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their “non-public personal information.” Federal law and regulations generally require that Rhinebeck Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and, subject to certain exceptions, annually thereafter. In addition, Rhinebeck Bank is required to provide its customers with the ability to “opt-out” of having their non-public personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Additionally, in March 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including Rhinebeck Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 9 to the Consolidated Financial Statements for additional information.

Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2021, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2021, no dividends had been paid by Rhinebeck Bank.

Audit of Tax Returns.  Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.

State Taxation

Rhinebeck Bancorp, Inc. and Rhinebeck Bank report income on a combined fiscal year basis to New York State. The statutory tax rate is currently 6.5% for general business taxpayers, and 7.25% for general business taxpayers with a business income base of more than $5,000,000. An alternative tax of 0.1875% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is no longer applicable for tax years beginning January 1, 2024. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for the Bank.

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

During 2021, the United States’ economy began to recover from the COVID-19 pandemic, as the distribution of COVID-19 vaccines allowed for the easing of restrictive measures that had previously been imposed by state and local governments. Despite improvements, certain adverse effects of the COVID-19 pandemic, including labor shortages, disruptions to global supply chains, and rising inflationary pressures, may continue to impact the economic environment for some time. These effects, including any impact to our business, may continue throughout 2022, but remain uncertain and difficult to predict.

As a result of the pandemic, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Charge-Offs. If the pandemic leads to a deterioration in economic conditions, we could incur increased charge-offs, loan delinquencies, problem assets or foreclosures.

●	Adverse Economic Conditions. There could be a reduction in demand for our products, decreases in market values of loans and securities, impairment of intangible assets, decreases in interest and other income, and increases in customer delinquencies and defaults.

●	Loan and Credit Losses. We may be hampered by governmental regulation or executive orders that restrict or limit our ability to take certain actions that we would otherwise take, such as standard collection and foreclosure procedures.

●	Indirect Automobile Lending. The essential shut down of the business of selling automobiles and the potential negative impact of the pandemic on consumers’ ongoing financial health may reduce our interest income, increase rates of default and diminish collateral values. An extended disruption to this line of business and/or significantly increased loan defaults may be detrimental to our overall growth plans and profits.

●	Real Estate Market and Real Estate Lending. Our commercial and residential real estate markets may experience decreasing property values, reducing demand for properties, and increasing vacancies if businesses fail or close locations.

●	Cybersecurity. As a result of allowing remote access to primary banking systems, the Bank faces significantly increased cybersecurity risks. With more employees working from home, the expanded number of access points creates additional opportunities for cyber criminals to exploit vulnerabilities. Employees may be more susceptible to phishing, social engineering attempts, or other ploys and efforts from those wishing to gain unauthorized access to our data.

●	Changes in Consumptive Behavior. Consumers and businesses may continue to demonstrate changed behavior even after (and perhaps, long after) the crisis has diminished, including a decrease in discretionary spending. Some businesses may take longer to recover, including those that rely on travel or social gathering, and those affected by supply chain issues.

●	Effects on Key Employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.
●	Negative Impact to Investment Management Business Lines. Volatile market conditions caused by the pandemic could reduce the value of assets under management and/or cause clients to withdraw funds. Further, the impact of limited access to our branch staff has reduced the ability to generate referrals that have been a source of new business for our investment arm. Extended or diminished face-to-face interactions with customers could reduce the growth potential of this line of business.

●	Pension Plan Assets. A prolonged negative impact on the value of stocks and other asset classes will result in a significant reduction to pension plan asset values. This can impact us directly as we maintain a defined benefit pension plan and/or indirectly through the impact on our customers who maintain similar pension assets.

Risks Related to our Lending Activities

Our automobile lending exposes us to increased credit risks.

At December 31, 2021, $382.1 million, or 44.8% of our total loan portfolio and 29.8% of our total assets, consisted of indirect automobile loans, which represents loans originated through automobile dealers for the purchase of new or used automobiles. At that date, $6.8 million, or 0.8% of our total loan portfolio, consisted of automobile loans that we originated directly. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices. We intend to continue to originate indirect automobile loans and to increase this type of lending. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We intend to continue to emphasize the originations of commercial real estate and commercial business loans. At December 31, 2021, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $415.9 million, or 48.7% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict, and possibly more likely. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary. A problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

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

Our assets increased $152.3 million, or 13.5%, from $1.13 billion at December 31, 2020 to $1.28 billion at December 31, 2021, primarily due to increases in securities. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to execute our business plan, which would have an adverse effect on our financial condition and results of operations.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

In 2021, we continued to build market share by opening two newly acquired and two de novo branches in Orange County, New York. There are considerable costs involved in establishing new branches as they require time to generate sufficient revenues to offset their initial start-up costs. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient level of depositors and borrowers to offset expenses. We cannot assure you that our new branches will be successful even after they have been established.

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

The Federal Open Market Committee of the Federal Reserve Board reduced the targeted federal funds rate to near 0% in 2020, but has indicated that it expects to increase rates in 2022. If interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The use of LIBOR in new contracts was discontinued after December 31, 2021, although certain USD LIBOR tenors will continue to be published on a representative basis until June 30, 2023. We have certain trust preferred securities and limited commercial real estate loans that are indexed to LIBOR. We cannot predict whether and to what extent LIBOR will be supported or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate). When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under trust preferred securities and our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Rhinebeck Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning January 1, 2023. This standard, referred to as Current Expected Credit Loss, or “CECL”, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

We are currently evaluating the impact the CECL model will have on our accounting; however, we expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses and capital as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The regulations establish a “capital conservation buffer” of 2.5%, which, when added to the minimum capital ratios, result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

 Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result of the increased political and social awareness surrounding the issue, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. While it is impossible to predict how climate change may directly impact our financial condition and operations; the physical effects of climate change may present certain risks to our customers. Unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities. Overall, climate change and its effects could have a material adverse effect on our financial condition and results of operations.

Risks Related to Privacy, Security and Technology

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which, among other things, requires privacy disclosures, and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. New laws or changes to existing laws may increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity, and higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

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

It is possible that we could incur significant costs associated with a breach of our computer systems. While we have cyber liability insurance, there are limitations on coverage. Furthermore, cyber incidents carry a great risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

Our inability to successfully implement technological change may adversely impact our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers, which failure could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

A deterioration in local economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

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

Moreover, a significant decline in general economic conditions, caused by a pandemic, inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, increased unemployment or other factors beyond our control could further impact local economic conditions and could further negatively affect our financial performance. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the invasion of Ukraine by Russia, or other geopolitical events.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses may reduce our profits.

Our non-interest expenses totaled $35.5 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. Although we continue to monitor our expenses and have achieved certain efficiencies, we have experienced increased costs, especially due to market expansion activities and the opening of four new branch offices in Orange County, New York in 2021. Moreover, our efficiency ratio, comparative to peers, remains high as a result of our higher operating expenses, even though we have increased our net interest income. Our efficiency ratio totaled 75.82% and 67.29% for the years ended December 31, 2021 and 2020, respectively. Failure to control or maintain our expenses may reduce future profits.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

The market value of our securities portfolio may fluctuate, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

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

We face strong competition in making loans and attracting deposits. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, which may reduce our net interest income. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. Competition also makes it more difficult and costly to attract and retain qualified employees. For more information about our market area and the competition we face, see “Item 1. Business — Market Area” and “— Competition.”

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

In preparing the periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements and our determination of goodwill impairment.

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

Rhinebeck Bancorp, Inc.’s board of directors has the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC.”

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on The NASDAQ Capital Market, but the volume of shares traded is relatively low. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

The Company’s Articles of Incorporation and Bylaws contain certain provisions designed to enhance the ability of the Company’s board of directors to deal with attempts to acquire control of the Company, including a classified board, the ability to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities and a requirement for any stockholder who desires to nominate a director to abide by strict notice requirements.

Maryland law also contains anti-takeover provisions that apply to the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined in the Act) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of a corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Company’s board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of the Company’s securities.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

At December 31, 2021, we conducted business through our corporate office in Poughkeepsie and 15 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Middletown, Monroe, Newburgh, Poughkeepsie (three branch offices), Red Hook, Wappingers Falls and Warwick, two representative offices in Montgomery and Albany, as well as an additional stand-alone ATM located in Tivoli, New York. We own seven and lease ten properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2021, the net book value of our land, buildings, furniture, fixtures and equipment was $19.2 million.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Rhinebeck Bancorp, Inc. is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2022, Rhinebeck Bancorp, Inc. had 386 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Rhinebeck Bancorp, Inc. currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2021.

Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects information contained in our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements of this Form 10-K.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income. Our primary sources of non-interest income are mortgage banking income, service charges on deposit accounts, investment advisory income and net gains in the cash surrender value of bank owned life insurance and other income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, professional fees, marketing expenses and other general and administrative expenses, including premium payments we make to the FDIC for insurance of our deposits.

Income Tax Expense. Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Impact of COVID-19

During 2021, the United States’ economy began to recover from the COVID-19 pandemic, as the distribution of COVID-19 vaccines allowed for the easing of restrictive measures that had previously been imposed by state and local governments. While progress has been made to combat the COVID-19 pandemic, the pandemic is not over and may continue to have a complex and significant adverse impact on the economy, the banking industry and the Company in future periods, all subject to a high degree of uncertainty, particularly if new variants of the virus continue to emerge.

Effects on Our Market Areas.

Our commercial and consumer banking products and services are offered primarily in the Hudson Valley of New York, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. In 2020, the Governor announced a statewide stay-at-home order, also known as the “NYS on PAUSE Program,” with a mandate that all non-essential workers work from home and only businesses declared as essential by the program were allowed to stay open. As cases of COVID-19 declined, New York began a phased-in reopening with the Hudson Valley reaching Phase 1 reopening on May 26, 2020 and reaching the final Phase 4 on July 7, 2020. Even with the Phase 4 reopening business operations remained limited and many people still engaged in limited activities. As vaccines became available in 2021, more pandemic related restrictions eased and New York is gradually returning to normal. The recent surge of the Omicron variant has been a setback, and certain previously-relaxed social distancing and safety protocols have been reinstated, however, the state is hesitant to enact strict restrictions with vaccines and masking remaining the best public health measures in protecting people from COVID-19. Statewide unemployment levels have decreased but remain higher than pre-pandemic levels, from an average of 3.7% in December 2019 to 6.2% in December 2021.

Pandemic Operational Preparations and Status.

Various operational measures remain in effect to encourage social distancing and enhanced cleaning and sanitizing procedures continue at all offices, drive-thru locations and ATM terminals. We maintain a workplace safety program to provide employees a safe and healthy workplace. By September 30, 2021, the majority of our employees had returned to the office. On September 6, 2021, New York Governor Kathy Hochul announced the designation of COVID-19 as an airborne infectious disease under the New York Health and Essential Rights Act (“HERO Act”). This designation requires all private employers to implement workplace safety plans. The key change to current safety protocol followed by the Bank is that all employees, regardless of vaccination status must be masked while in common areas. We continue to watch the latest COVID-19 developments and are following guidance provided by the Centers for Disease Control, as well as federal, state and local agencies.

Effects on Our Business.

With regard to our December 31, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our provision for loan losses as the provision is significantly impacted by changes in economic conditions. Given that the economic conditions have improved significantly since December 31, 2020, we recorded a credit to the provision for loan losses for the year ended December 31, 2021. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required provision.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted.

U.S. Small Business Administration Paycheck Protection Program.

Section 1102 of the CARES Act created the PPP, a program administered by the Small Business Administration (“SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. We participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first ten months of the loan term. During 2020, we received SBA approval for 674 applications totaling $92.0 million all of which were funded.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). The CAA, among other things, extends the life of the PPP, creating a second round of PPP loans for eligible businesses. We participated in the CAA’s second round of PPP lending. During the year ended December 31, 2021, we received SBA approval for 376 applications totaling $48.2 million and all had been funded. At December 31, 2021, we had $29.5 million of PPP loans outstanding

Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $3.3 million at December 31, 2021. We recorded amortization of net deferred loan origination fees of $2.4 million and $2.1 million on PPP loans for the years ended December 31, 2021 and 2020, respectively. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in interest income.

To assure adequate funding of the additional loan demand, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility (“PPPLF”), which allowed us to present these loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. In April 2020, we borrowed $70.1 million which was repaid in full on July 2, 2020. The Bank did not utilize the PPPLF to fund its second round of PPP loans.

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

For consumer borrowers, the Bank deferred payments for indirect and direct automobile loans for up to 60 days and an additional 30 days, if needed. We also provided forbearance to our residential real estate borrowers which allowed them to defer their principal and interest payments for up to 90 days and an option for an additional 90 days, if needed. In addition, for commercial borrowers we provided deferment and forbearance options that include interest-only and tax escrow only payments. Some borrowers that met the Bank’s underwriting criteria were granted working capital loans to provide financial assistance. These deferrals were maintained within the CARES Act guidance and did not exceed twelve consecutive months of deferred payment.

Throughout 2020, the Bank had approved 2,095 loan deferrals totaling $122.6 million. During 2021, the Bank had approved 120 loan deferrals totaling $1.9 million. As of December 31, 2021, all of the modifications granted to customers had expired and there were no deferrals outstanding.

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

●	Continue to grow our indirect automobile loan portfolio. We originate automobile loans through a network of 134 automobile dealerships (87 in the Hudson Valley region and 47 in Albany, New York). Our indirect automobile loan portfolio totaled $382.1 million, or 44.8% of our total loan portfolio and 29.8% of total assets, at December 31, 2021 as compared to $376.3 million, or 42.9% of our total loan portfolio and 33.3% of total assets, at December 31, 2020. In addition, our direct automobile portfolio totaled $6.8 million at December 31, 2021. We plan to continue to grow our indirect automobile loan portfolio by increasing loan originations and by further expanding our presence in the Albany, New York area; however, our current policy limits our total indirect automobile loan portfolio to 45% of total assets.
●	Focus on commercial real estate, multi-family real estate and commercial business lending. We believe that commercial real estate, multi-family real estate and general commercial business lending offer opportunities to invest in our community, while increasing the overall yield earned on our loan portfolio and assisting in managing interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence. The purchase of loan pools may be considered in the event our organic loan production does not meet our expectations.
●	Increase core deposits, including demand deposits. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, because they are the lowest cost funds and are less sensitive to withdrawal when interest rates fluctuate. Core deposits represented 85.8% of our total deposits at December 31, 2021 compared to 78.4% at December 31, 2020. Going forward, we will focus on increasing our core deposits by increasing our commercial lending activities and enhancing our relationships with our retail customers. We also increased our market share in Orange County, New York, opening four new branches in the county in 2021.
●	Continue expense control. Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as monitoring our employee needs, renegotiating key third-

party contracts and reducing other operating expenses. Our non-interest expense was $35.5 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively.
●	Manage credit risk to maintain a low level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.52% at December 31, 2021, which decreased from 0.57% at December 31, 2020.
●	Grow the balance sheet. During 2021 we opened four new branches in Orange County: two in Warwick and Montgomery, as the result of a purchase from ConnectOne Bank, and two in Newburgh and Middletown, as de novo locations. Previously stated as a geographical part of our service territory that we wish to develop, all four locations were fully operational by year-end. We believe that these offices, and the Bank overall, will continue to benefit from a large customer base that prefers doing business with a local institution and may be reluctant to do business with larger institutions. By providing our customers with quality service, coupled with a home-town ambience, we expect to continue our strong organic growth. Also, as the pandemic retreats in the face of the increasing availability of vaccinations, we expect that the pent- up demand of commercial activity will return to a more normal pace providing renewed growth opportunities for our loan portfolio.

Terms of Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the consolidated financial statements.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.

Allowance for loan losses

The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in those future periods.

In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for unanticipated changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing the allowance including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan and using applicable historical loss experience plus qualitative factors including, but not limited to, delinquency trends, general economic conditions and geographic and industry concentrations.

The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance.  Likewise, external events could potentially cause an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance.  In either instance, unanticipated and unforeseeable changes could have a significant impact on results of operations.

Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Our banking regulators may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of its examination.

Goodwill and Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized as the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and core deposit intangibles and are being amortized on a straight-line basis over their estimated lives. Goodwill is not amortized, but it is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment are present.

The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In evaluating whether it is more likely than not that the fair value is less than its carrying amount, management assessed seven qualitative factors including, but not limited to, macroeconomic conditions, industry and market considerations, overall financial performance and other relevant company-specific events.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test. Based on our impairment tests, no impairment was recorded in 2021 or 2020.

Income Taxes

We are subject to the income tax laws of the United States, New York State, and the municipalities in which we operate.  These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  See Note 9 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws.  We must also make estimates about when in the future certain items will affect taxable income.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

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

Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.   An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution.  A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2021 and 2020.

	At December 31,
	2021	2020

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,281,166	$1,128,829
Cash and due from banks	72,091	93,485
Securities available-for-sale	280,283	102,933
Loans receivable, net	854,967	873,813
Bank owned life insurance	29,131	18,877
Goodwill and other intangibles	2,668	1,609

Total liabilities	1,155,197	1,012,330
Deposits	1,101,999	929,364
Federal Home Loan Bank advances	18,041	50,674
Subordinated debt	5,155	5,155

Total stockholders’ equity	$125,969	$116,499

	For the Year Ended December 31,
	2021	2020

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$43,700	$44,395
Interest expense	4,287	8,019
Net interest income	39,413	36,376
(Credit to) provision for loan losses	(3,667)	7,138
Net interest income after (credit to) provision for loan losses	43,080	29,238
Non-interest income	7,423	8,303
Non-interest expense	35,512	30,065
Income before income tax expense	14,991	7,476
Income tax expense	3,433	1,559
Net income	$11,558	$5,917
Earnings per share (diluted)	$1.06	$0.55

	At or For the Year Ended December 31,
	2021	2020
Performance Ratios:
Return on average assets(1)	0.95%	0.55%
Return on average equity(2)	9.49%	5.17%
Interest rate spread(3)	3.28%	3.24%
Net interest margin(4)	3.45%	3.56%
Efficiency ratio(5)	75.82%	67.29%
Average interest-earning assets to average interest-bearing liabilities	144.89%	140.37%
Total loans to total assets	66.62%	78.79%
Equity to assets(6)	10.02%	10.56%

Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	9.65%	9.95%
Tier I capital (to risk-weighted assets)	12.76%	12.72%
Total capital (to risk-weighted assets)	13.54%	13.97%
Common equity Tier 1 capital (to risk-weighted assets)	12.76%	12.72%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89%	1.33%
Allowance for loan losses as a percent of non-performing loans	113.01%	183.63%
Net charge-offs to average outstanding loans	(0.05)%	(0.17)%
Non-performing loans as a percent of total loans	0.78%	0.72%
Non-performing assets as a percent of total assets	0.52%	0.57%

Other Data:
Book value per common share	$ 11.15	$ 10.31
Tangible book value per common share(8)	$ 10.92	$ 10.16
Number of offices	18	14
Number of full-time equivalent employees	192	171
(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.
(8)	Represents a non-GAAP financial measure, see table below for a reconciliation of the non-GAAP financial measures.

NON-GAAP FINANCIAL INFORMATION

This Report contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). Such non-GAAP financial information includes the following measure: “tangible book value per common share.” Management uses this non-GAAP measure because we believe that it may provide useful supplemental information for evaluating our operations and performance, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes this non-GAAP measure may also provide users of our financial information with a meaningful measure for assessing our financial results, as well as a comparison to financial results for prior periods. This non-GAAP measure should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included below.

	December 31,
(In thousands, except per share amounts)	2021	2020
Book value per common share reconciliation
Total shareholders' equity (book value) (GAAP)	$125,969	$116,499
Total shares outstanding	11,296	11,303
Book value per common share	$11.15	$10.31
Total common equity
Total equity (GAAP)	$125,969	$116,499
Goodwill	(2,235)	(1,410)
Intangible assets	(433)	(199)
Tangible common equity (non-GAAP)	$123,301	$114,890
Tangible book value per common share
Tangible common equity (non-GAAP)	$123,301	$114,890
Total shares outstanding	11,296	11,303
Tangible book value per common share	$10.92	$10.16

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets.  Total assets were $1.28 billion at December 31, 2021, representing an increase of $152.3 million, or 13.5%, compared to $1.13 billion at December 31, 2020. The increase was primarily related to an increase in available for sale securities, which increased $177.4 million, or 172.3% and an increase of $10.3 million, or 54.3%, in the cash surrender value of life insurance. These increases were partially offset by a decrease in cash and due from banks of $21.4 million, or 22.9%, and a decrease in net loans receivable of $18.8 million, or 2.2%.

Cash and Due from Banks.  Cash and due from banks decreased $21.4 million, or 22.9%, to $72.1 million at December 31, 2021 from $93.5 million at December 31, 2020, primarily due to a decrease in deposits held at the Federal Reserve Bank of New York, as excess cash was used to purchase investment securities.

Investment Securities Available for Sale.  Investment securities available for sale increased $177.4 million, or 172.3%, to $280.3 million at December 31, 2021 from $102.9 million at December 31, 2020. The increase was primarily due to $244.7 million of new purchases, primarily of mortgage-backed securities and U.S. Treasury and government agency securities, as we deployed excess cash received mostly from PPP borrower-related accounts and government stimulus actions and the additional deposits acquired in our 2021 branch acquisition. The increase in available for sale securities was partially offset by paydowns, calls and maturities of $62.6 million and $4.7 million in unrealized market losses.

Net Loans.  Net loans receivable were $855.0 million at December 31, 2021, a decrease of $18.8 million, or 2.2%, when compared to December 31, 2020. The decrease was primarily due a decrease in PPP loans. Net PPP loans decreased $45.6 million, or 61.5%, reflecting the improvement in the economy as our customers showed signs of recovering from the pandemic. Excluding PPP loans, commercial loans decreased $3.8 million primarily on production shortfalls. Residential real estate loans decreased $3.6 million, or 9.2%, while non-residential real estate and home equity loans decreased $2.8 million and $2.3 million, respectively. These decreases were partially offset by an increase in multi-family real estate of $25.5 million, or 84.1%, an increase in our indirect automobile portfolio of $5.8 million, or 1.5%, and an increase in commercial real estate construction loans of $4.7 million, or 87.2%. During the year, our allowance for loan losses decreased $4.1 million, or 35.0%, to reflect the decrease in our portfolio and the improving economic conditions.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $10.3 million, or 54.3%, as the Bank purchased $10.0 million in split-dollar life insurance policies for key employees.

Total Liabilities.  Total liabilities increased $142.9 million in 2021 primarily due to an increase in deposits of $172.6 million, or 18.6%, and partially offset by a decrease of $32.6 million, or 64.4%, in FHLB advances.

Deposits.  Deposits increased $172.6 million, or 18.6%, to $1.10 billion at December 31, 2021. Interest bearing accounts grew 14.9%, or $102.2 million, to $787.2 million. NOW accounts increased $17.0 million, or 12.0%, savings accounts increased $25.2 million, or 16.0%, and money market accounts increased $103.7 million, or 56.0%. Certificates of deposit decreased $43.7 million, or 21.8%, to $156.9 million at December 31, 2021. Non-interest bearing balances increased 28.8%, or $70.5 million, finishing the year at $314.8 million. Mortgagors’ escrow accounts increased 7.5% to $9.1 million at December 31, 2021.

Borrowed Funds.  Advances from the FHLB decreased $32.6 million, or 64.4%, from $50.7 million at December 31, 2020 to $18.0 million at December 31, 2021 as there was no need to replace maturing advances due to deposit growth.

Stockholders’ Equity. Stockholders' equity increased $9.5 million to $126.0 million at December 31, 2021, primarily due to net income of $11.6 million, partially offset by a $3.7 million increase in accumulated other comprehensive loss on available for sale securities, as a net unrealized gain turned to a net unrealized loss. The Company's ratio of average equity to average assets was 10.02% for the year ended December 31, 2021 and 10.56% for the year ended December 31, 2020. Book value per share was $11.15 and $10.31 for the years ended December 31, 2021 and 2020, respectively. Tangible book value per share was $10.92 and $10.16 for the years ended December 31, 2021 and 2020, respectively (see reconciliation of Non-GAAP Financial Information shown above).

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

Net Income.  Net income for the year ended December 31, 2021 was $11.6 million ($1.07 per basic and $1.06 per diluted share), compared with $5.9 million ($0.55 per basic and diluted share) for the year ended December 31, 2020, an increase of $5.6 million, or 95.3%. Interest and dividend income decreased $695,000, or 1.6%, interest expense decreased $3.7 million, or 46.5%, and the provision for loan losses decreased $10.8 million, or 151.4%, ending the year with a credit balance. Noninterest income decreased $880,000, or 10.6%, while other expenses and taxes increased $7.3 million, or 23.2%, as compared to 2020. The increase in net income came largely from a credit to the provision for loan losses of $3.7 million in 2021 as compared to a provision for loan losses of $7.1 million for 2020.

Net Interest Income.  Net interest income increased $3.0 million, or 8.3%, to $39.4 million for the year ended December 31, 2021, as compared to $36.4 million in 2020. The increase was primarily driven by higher interest-earning asset balances and the favorable impact of lower rates on deposit costs, which were partially offset by lower yields on earning assets. An increase in lower yielding available for sale securities was the primary reason our net interest margin decline of 11 basis points to 3.45% for the year ended December 31, 2021 compared to 3.56% for 2020. The ratio of average interest-earning assets to average interest-bearing liabilities improved 3.2% to 144.89%. The yield on interest earning assets decreased 52 basis points to 3.82% in 2021 from 4.34%, primarily due to the large addition of lower yielding available for sale securities, while deposit and borrowing costs decreased 56 basis points to 0.54% in 2021 from 1.10% for 2020 driven by decreases in general market rates, a change in the composition of the deposit portfolio to more transaction accounts and less certificates of deposit, and efforts to maintain our margin.

Interest Income.  Interest income decreased $695,000, or 1.6%, to $43.7 million for fiscal year 2021 from $44.4 million for fiscal year 2020. The decrease resulted primarily from decreased yields and, to a lesser extent, a lower average loan balance, partially offset by a higher average balance of lower yielding available for sale securities. The average yield on loans decreased to 4.80% for the fiscal year 2021, from 4.86% for the fiscal year 2020. The average yields on investment securities decreased to 1.12% for the fiscal year 2021 from 1.88% for 2020. Average interest earning assets increased $120.0 million from $1.02 billion at December 31, 2020 to $1.14 billion at December 31, 2021. The increase in average interest earning assets during 2021 compared to 2020 included increases in available for sale securities of $85.6 million and an increase in average interest bearing depository accounts of $42.6 million, partially offset by a decrease of $8.2 million in average loan balances.

Interest Expense.  Interest expense decreased $3.7 million, or 46.5%, to $4.3 million for fiscal year 2021 from $8.0 million for fiscal year 2020. This was primarily due to a 56 basis point decrease in the overall cost of interest bearing liabilities to 0.54% for fiscal 2021 from 1.10% for fiscal 2020 partially offset by an increase in average interest bearing liability balances of $60.1 million, or 8.3%, year over year.

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

The Company recorded a credit to the provision of $3.7 million for the year ended December 31, 2021, a decrease of $10.8 million, or 151.4%, as compared to the year ended December 31, 2020. The credit to the provision was mainly attributable to the positive impact of the change in both quantitative and qualitative factors reflecting the improved economic environment and the resultant decreased financial risk for the Bank’s borrowers. The decrease in our loan loss allowance related to the economic environment was based, in major part, on the number of loans that had their payments deferred in fiscal year 2020 which increased the risk of defaults. There were no deferrals remaining at December 31, 2021. Net charge-offs for the year ended December 31, 2021 totaled $407,000, compared to $1.5 million, for the year ended 2020. The decrease was primarily due to an improvement in the overall economic environment and pricing gains on the sales of repossessed vehicles as used car prices have risen significantly.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of their examination process, will periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available to them at the time of their examination.

Non-Interest Income. Non-interest income decreased $880,000, or 10.6%, to $7.4 million for the year ended December 31, 2021 as compared to $8.3 million in 2020. For the year ended December 31, 2021, the gain on sales of mortgage loans decreased $1.2 million, or 31.4%, and the net gain from sales of other real estate owned decreased $489,000, or 98.2%. The Company sold $72.9 million of residential mortgage loans in 2021 as compared to $95.0 million in 2020. Investment advisory income decreased $158,000, or 12.3%. These decreases were partially offset by service charges on deposit accounts, which increased $308,000, or 13.5%, as transaction volume increased, while the cash surrender value of life insurance increased $191,000. A gain related to the collection of life insurance proceeds of $195,000 and an increase in various other non-interest income items of $224,000 also served to reduce the overall decline in non-interest income.

Non-Interest Expense.  For the year ended December 31, 2021, non-interest expense increased $5.4 million, or 18.1%, to $35.5 million from $30.1 million for 2020. The increase was primarily due to an increase in salaries and benefits of $3.3 million, or 19.7%, due to new branch employees as well as annual merit increases, production incentives and employee benefit increases. Occupancy increased $579,000, or 16.3%, data processing increased $345,000, or 24.7%, marketing fees increased $202,000 and professional fees increased $194,000. Other non-interest expenses increased $935,000, or 18.1%, and included an additional estimated reserve of $600,000 for potential consumer compliance issues in the Bank’s indirect automobile portfolio. Additional reserves in the future may be required but cannot be estimated at this time.

Income Taxes.  Income tax provision increased by $1.9 million, or 120.2%, to $3.4 million for the year ended December 31, 2021 as compared to 2020. Our effective tax rate for the year ended December 31, 2021 was 22.9% compared to 20.9% in 2020.

Average Balance Sheets for the Years Ended December 31, 2021 and 2020

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income. Loan balances include loans held for sale. Deferred loan fees included in interest income totaled $2.7 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021			2020
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$83,169	$105	0.13%	$40,547	$47	0.12%
Loans(1)	861,207	41,363	4.80%	869,428	42,215	4.86%
Available for sale securities	198,795	2,232	1.12%	113,163	2,133	1.88%
Total interest-earning assets	1,143,171	43,700	3.82%	1,023,138	44,395	4.34%
Non-interest-earning assets	72,091			60,435
Total assets	$1,215,262			$1,083,573
Liabilities and equity:
NOW accounts	$148,851	$241	0.16%	$114,305	$261	0.23%
Money market accounts	244,412	1,395	0.57%	169,978	1,717	1.01%
Savings accounts	174,369	283	0.16%	139,946	329	0.24%
Certificates of deposit	178,360	1,577	0.88%	222,002	4,263	1.92%
Total interest-bearing deposits	745,992	3,496	0.47%	646,231	6,570	1.02%
Escrow accounts	9,045	105	1.16%	8,807	101	1.15%
FHLB and FRB advances	28,792	573	1.99%	68,685	1,209	1.76%
Subordinated debt	5,155	113	2.19%	5,155	139	2.70%
Other interest-bearing liabilities	42,992	791	1.84%	82,647	1,449	1.75%
Total interest-bearing liabilities	788,984	4,287	0.54%	728,878	8,019	1.10%
Non-interest-bearing deposits	284,279			223,611
Other non-interest-bearing liabilities	20,250			16,665
Total liabilities	1,093,513			969,154
Total stockholders’ equity	121,749			114,419
Total liabilities and stockholders’ equity	$1,215,262			$1,083,573
Net interest income		$39,413			$36,376
Interest rate spread			3.28%			3.24%
Net interest margin(2)			3.45%			3.56%
Average interest-earning assets to average interest-bearing liabilities			144.89%			140.37%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The Company does not have any excludable out-of-period items or adjustments.

	Year Ended December 31, 2021
	Compared to Year Ended
	December 31, 2020
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$53	$5	$58
Loans receivable	(398)	(454)	(852)
Marketable securities	1,189	(1,090)	99
Total interest-earning assets	844	(1,539)	(695)
Interest expense:
Deposits	7	(3,081)	(3,074)
Escrow accounts	3	1	4
Federal Home Loan Bank advances	(777)	141	(636)
Subordinated debt	—	(26)	(26)
Total interest-bearing liabilities	(767)	(2,965)	(3,732)
Net increase in net interest income	$1,611	$1,426	$3,037

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2021. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$181,791	$45,337	33.2%	15.70%	47.5%
300	167,618	31,164	22.8%	14.15%	32.9%
200	151,679	15,225	11.2%	12.49%	17.3%
100	136,557	103	0.1%	10.95%	2.9%
0	136,454	—	—%	10.65%	—%
(100)	$113,481	$(22,973)	(16.8)%	8.64%	(18.8)%

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

Liquidity Management

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $7.7 million and $14.8 million for the years ended December 31, 2021 and 2020, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $135.7 million and $74.1 million in fiscal years 2021 and 2020, respectively, principally reflecting our investment security and loan activities in the respective periods. We also received $32.8 million in cash from the acquisition of two branches in 2021. Cash outlays for the purchase of securities increased from $39.2 million for the year ended December 31, 2020 to $244.6 million for the year ended December 31, 2020. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $62.2 million and $52.0 million in the years ended December 31, 2021 and 2020, respectively. We had cash flows from a net decrease in loans of $23.7 million in 2021 compared to a net increase of $89.3 million in 2020. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $106.7 million in fiscal year 2021, and $140.8 million in fiscal year 2020.

At December 31, 2021, we had the following main sources of availability of liquid funds and borrowings:

(dollars in thousands)	Total
Available liquid funds:
Cash and due from banks	$72,091
Unencumbered securities	272,141
Amount available from the PPPLF	29,464
Availability of borrowings:
Zions Bank line of credit	10,000
Atlantic Community Bankers Bank line of credit	5,000
Pacific Community Bankers Bank line of credit	50,000
Other secured FHLB credit facility	152,343
Total available sources of funds	$591,039

The following table summarizes our main contractual obligations and other commitments to make future payments as of December 31, 2021. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	December 31, 2021
(dollars in thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$18,041	$16,768	$1,273	$—
Operating lease agreements	9,192	850	3,272	5,070
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	156,899	122,861	34,038	—
Total contractual obligations	$189,287	$140,479	$38,583	$10,225

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 12 to the Consolidated Financial Statements. For fiscal year 2021, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2021.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table sets forth information regarding outstanding options and shares under the 2020 Equity Compensation Plan at December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	439,596	$6.62	149,590
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	439,596	$6.62	149,590

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2021 and 2020
(C)	Consolidated Statements of Income - Years ended December 31, 2021 and 2020
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2021 and 2020
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2021 and 2020
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2021 and 2020
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
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

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.4

Description of Rhinebeck Bancorp, Inc.’s Securities (Incorporated by reference to Exhibit 4.4 to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 26, 2020)

10.1

Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.2

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7

New Director Fee Continuation Agreement between Rhinebeck Bank and Joseph A. Bahnatka, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.11

Employment Agreement between Rhinebeck Bank and Michael J. McDermott (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

10.12

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

10.13	Form of Restricted Stock Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)
10.14

Form of Incentive Stock Option Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)

10.15

Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)

21

Subsidiaries of Registrant (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

23.1	Consent of Wolf & Company, P.C.
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Annual Report on Form 10-K of Rhinebeck Bancorp, Inc. for the year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16.   Form 10-K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Rhinebeck Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 22, 2022

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$72,091	$93,485
Available for sale securities (at fair value)	280,283	102,933
Loans receivable (net of allowance for loan losses of $7,559 and $11,633, respectively)	854,967	873,813
Federal Home Loan Bank stock	1,322	2,787
Accrued interest receivable	3,366	3,819
Cash surrender value of life insurance	29,131	18,877
Deferred tax assets (net of valuation allowance of $454 and $1,760, respectively)	3,352	3,703
Premises and equipment, net	19,183	18,839
Other real estate owned	—	139
Goodwill	2,235	1,410
Intangible assets, net	433	199
Other assets	14,803	8,825
Total assets	$1,281,166	$1,128,829
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$314,814	$244,344
Interest bearing	787,185	685,020
Total deposits	1,101,999	929,364

Mortgagors’ escrow accounts	9,130	8,494
Advances from the Federal Home Loan Bank	18,041	50,674
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	20,872	18,643
Total liabilities	1,155,197	1,012,330

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,296,103 and 11,303,059 at December 31, 2021 and 2020, respectively)	113	113
Additional paid-in capital	46,573	46,036
Unearned common stock held by the employee stock ownership plan	(3,709)	(3,928)
Retained earnings	89,627	78,069
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities, net of taxes	(2,734)	993
Defined benefit pension plan, net of taxes	(3,901)	(4,784)
Total accumulated other comprehensive loss	(6,635)	(3,791)
Total stockholders’ equity	125,969	116,499
Total liabilities and stockholders’ equity	$1,281,166	$1,128,829

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$41,363	$42,215
Interest and dividends on securities	2,232	2,133
Other income	105	47
Total interest and dividend income	43,700	44,395
Interest Expense
Interest expense on deposits	3,601	6,671
Interest expense on borrowings	686	1,348
Total interest expense	4,287	8,019
Net interest income	39,413	36,376
(Credit to) provision for loan losses	(3,667)	7,138
Net interest income after (credit to) provision for loan losses	43,080	29,238
Non-interest Income
Service charges on deposit accounts	2,584	2,276
Net realized loss on sales and calls of securities	(4)	(29)
Net gain on sales of loans	2,582	3,762
Increase in cash surrender value of life insurance	571	380
Net gain from sale of other real estate owned	9	498
Gain on disposal of premises and equipment	17	13
Gain on life insurance	195	—
Investment advisory income	1,130	1,288
Other	339	115
Total non-interest income	7,423	8,303
Non-interest Expense
Salaries and employee benefits	20,110	16,797
Occupancy	4,124	3,545
Data processing	1,744	1,399
Professional fees	1,842	1,648
Marketing	708	506
FDIC deposit insurance and other insurance	769	797
Other real estate owned expense	7	154
Amortization of intangible assets	96	42
Other	6,112	5,177
Total non-interest expense	35,512	30,065
Income before income taxes	14,991	7,476
Provision for income taxes	3,433	1,559
Net income	$11,558	$5,917

Earnings per common share:
Basic	$1.07	$0.55
Diluted	$1.06	$0.55

Weighted average shares outstanding, basic	10,769,191	10,729,596
Weighted average shares outstanding, diluted	10,954,366	10,739,841

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Net Income	$11,558	$5,917
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period	(4,722)	1,476
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	4	29
Net unrealized (losses) gains on available for sale securities	(4,718)	1,505
Tax effect	991	(317)
Unrealized (losses) gains on available for sale securities, net of tax	(3,727)	1,188
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	759	(1,393)
Reclassification adjustment for amortization of net actuarial losses	358	285
Total	1,117	(1,108)
Tax effect	(234)	233
Defined benefit pension plan gains (losses), net of tax	883	(875)
Other comprehensive (loss) income	(2,844)	313
Total Comprehensive Income	$8,714	$6,230

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total

Balance at December 31, 2019	$111	$45,869	$(4,146)	$72,152	$(4,104)	$109,882

Net income	—	—	—	5,917	—	5,917
Other comprehensive income	—	—	—	—	313	313
ESOP shares committed to be allocated	—	(48)	218	—	—	170
Share-based compensation expense	—	217	—	—	—	217
Restricted stock awards granted	2	(2)	—	—	—	—

Balance at December 31, 2020	$113	$46,036	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	11,558	—	11,558
Other comprehensive loss	—	—	—	—	(2,844)	(2,844)
ESOP shares committed to be allocated	—	8	219	—	—	227
Share-based compensation expense	—	618	—	—	—	618
Exercise of options	—	36	—	—	—	36
Share redemption for tax withholding on restricted stock vesting	—	(125)	—	—	—	(125)

Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$11,558	$5,917
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	329	563
Net realized loss on sales and calls of securities	4	29
Net realized gain on sale of other real estate owned	(9)	(498)
(Credit to) provision for loan losses	(3,667)	7,138
Loans originated for sale	(74,106)	(94,995)
Proceeds from sale of loans	75,456	98,723
Net gain on sale of loans	(2,582)	(3,762)
Amortization of intangible assets	96	42
Depreciation and amortization	1,560	1,379
Gain from disposal of premises and equipment	(17)	(13)
Deferred income tax expense (benefit)	1,107	(1,531)
Increase in cash surrender value of insurance	(571)	(380)
Decrease (increase) in accrued interest receivable	453	(916)
Expense of earned ESOP shares	227	170
Share-based compensation expense	618	217
Increase in other assets	(5,968)	(3,616)
Increase in accrued expenses and other liabilities	3,164	6,378
Net cash provided by operating activities	7,652	14,845
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	4,000	6,996
Proceeds from maturities and principal repayments of securities	58,232	45,031
Purchases of securities	(244,632)	(39,215)
Net redemptions of FHLB Stock	1,465	648
Net decrease (increase) in loans	23,745	(89,304)
Purchases of bank owned life insurance	(10,024)	(40)
Purchases of bank premises and equipment	(1,774)	(1,867)
Net proceeds from life insurance	341	—
Net cash received from acquisition (Note 2)	32,767	—
Net increase of other real estate owned	—	(225)
Proceeds from sale of other real estate owned	148	3,859
Net cash used in investing activities	(135,732)	(74,117)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	182,516	174,027
Net decrease in time deposits	(43,744)	(18,006)
Increase in mortgagors' escrow accounts	636	388
Net decrease in short-term debt	(15,865)	(4,302)
Net decrease in long-term debt	(16,768)	(11,328)
Stock repurchase for tax withholding on restricted stock vesting	(125)	—
Proceeds from exercise of stock options	36	—
Net cash provided by financing activities	106,686	140,779
Net (decrease) increase in cash and due from banks	(21,394)	81,507
Cash and Due from Banks
Beginning balance	93,485	11,978
Ending balance	$72,091	$93,485
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash paid for interest	$4,608	$8,310
Cash (received) paid for income taxes	$(40)	$3,402
Noncash Investing Activities
Transfer of loans to other real estate owned	$—	$1,858
Fair value of assets acquired	$1,277	$—
Fair value of liabilities assumed	$34,044	$—

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value measurements, the evaluation of goodwill for impairment and the valuation of deferred tax assets.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these financial statements were issued.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the New York State counties of Dutchess, Ulster, Orange, and Albany. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ abilities to repay their loans is dependent on the economic conditions in the market areas in which the Company operates.

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

December 31, 2021 and 2020

(In thousands, except share and per share data)

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

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized using the interest method over the respective term of the loan.

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

All interest accrued, but not collected, for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is not recognized until the loan returns to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance calculation methodology involves segregation of the total loan portfolio. The Company’s loans receivable portfolio is comprised of the following segments: commercial real estate, residential real estate, commercial and industrial and consumer. The segments of the Company’s loans receivable portfolio are further disaggregated into classes based on identified risks within those segments. This allows management to better monitor risk and performance.

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

Consumer loans are classified into the following three classes: indirect automobile loans, home equity loans and other consumer loans. Indirect automobile loans are secured by the borrowers’ automobiles and originated through the Company’s relationships with the automobile dealers in the Company’s service area. Home equity loans are secured by the borrowers’ residential real estate in a first or second lien position. Other direct consumer loans may be unsecured. The overall health of the economy, reflected in unemployment rates and housing prices, will have an impact on the credit quality of this segment.

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

The market value of collateral is monitored on an ongoing basis and additional collateral may be obtained when warranted. While collateral provides some assurance as a secondary source of repayment, the Company ordinarily

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

requires the primary source of repayment to be based on the borrower’s ability to generate continuing sufficient cash flows. The Company’s policy for real estate collateral requires that, generally, the amount of the loan may not exceed 90% of the original appraised value of the property. Private mortgage insurance is usually required for that portion of the loan in excess of 80% of the appraised value of the property.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not necessarily classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable net market price, or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the size of the loan, age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. If liquidation is expected, appraised values are discounted for expected sales costs to arrive at the estimated recognizable value of the collateral, which is considered to be the estimated fair value. The recorded investment in consumer mortgages and loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $935 and $636 on December 31, 2021 and 2020, respectively.

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

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a TDR. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Derivative Financial Instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated statements of financial condition and measured at fair value.

Loan Level Interest Rate Swaps — The Company enters into interest rate swaps with commercial loan customers to synthetically convert the customer’s loan from a variable rate to a fixed rate. These swaps are matched in offsetting terms to swaps that the Company enters into with an outside third party. The swaps are reported at fair value in other assets and other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.

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

December 31, 2021 and 2020

(In thousands, except share and per share data)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. Other real estate owned included $139 of commercial property on December 31, 2020. All of our other real estate owned had been sold by December 31, 2021.

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

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts and core deposit intangibles. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. These assets are amortized on a straight-line basis over the related estimated lives of 13 years. In the presence of certain circumstances, intangible assets may be assessed for impairment as well. Impairment exists when carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.

Employee Benefit Plans

The Bank maintains the Rhinebeck Bank 401(k) Plan (the “401(k) Plan”) for substantially all of its employees, a defined benefit pension plan (frozen as of June 30, 2012), as well as Supplemental Executive Retirement Plans (the “SERPs”), all of which are tax qualified under the Internal Revenue Code.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

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

The Bank created an employee stock ownership plan (the “ESOP”) for the benefit of employees who meet certain eligibility requirements. Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated statements of financial condition. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2021 and 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Interest and penalties associated with unrecognized tax benefits, if any, would be classified in other non-interest expense in the consolidated statements of income.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. See Note 17 for the calculation of EPS.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)”. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of FASB’s efforts to improve the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

effectiveness of disclosures in the notes to financial statements. The Company adopted ASU 2018-14 on January 1, 2021. This update did not have a material impact on the Company’s financial statements.

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

December 31, 2021 and 2020

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2021:

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

The Company incurred $71 in expenses related to the acquisition during the year ended December 31, 2021. Acquisition expenses, including professional fees, are included in the other non-interest expense line item in the condensed consolidated statement of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

3.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,273	$2	$(450)	$59,825
U.S. government agency mortgage-backed securities–residential	179,493	344	(3,346)	176,491
U.S. government agency securities	24,800	53	(131)	24,722
Municipal securities(1)	6,858	33	(40)	6,851
Corporate bonds	11,700	117	(65)	11,752
Other	620	22	—	642
Total	$283,744	$571	$(4,032)	$280,283

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency mortgage-backed securities–residential	$88,197	$1,350	$(277)	$89,270
U.S. government agency securities	7,013	148	—	7,161
Municipal securities(1)	1,445	31	—	1,476
Corporate bonds	4,400	49	(3)	4,446
Other	621	—	(41)	580
Total	$101,676	$1,578	$(321)	$102,933

(1)    The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$49,007	$(268)	$5,797	$(182)	$54,804	$(450)
U.S. government agency mortgage-backed securities-residential	139,019	(3,035)	11,002	(311)	150,021	(3,346)
U.S. government agency securities	14,625	(131)	—	—	14,625	(131)
Municipal Securities	2,469	(40)	—	—	2,469	(40)
Corporate Bonds	5,885	(65)	—	—	5,885	(65)
Total	$211,005	$(3,539)	$16,799	$(493)	$227,804	$(4,032)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

At December 31, 2021 and 2020, the Company had 160 and 36 individual available-for-sale securities with unrealized losses totaling $4,032 and $321, respectively, with an aggregate depreciation of 1.77% and 1.01%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired either at December 31, 2021 or 2020.

The amortized cost and fair value of available for sale debt securities at December 31, 2021 and 2020, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$12,729	$12,726	$102	$102
After 1 but within 5 years	67,912	67,463	2,155	2,155
After 5 but within 10 years	22,595	22,567	9,946	10,162
After 10 years	395	394	655	664
Total Maturities	103,631	103,150	12,858	13,083

Mortgage-backed securities	179,493	176,491	88,197	89,270
Other	620	642	621	580
Total	$283,744	$280,283	$101,676	$102,933

At December 31, 2021 and 2020, available for sale securities with a carrying value of $8,316 and $18,123, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $1,054 and $1,059 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities and calls aggregated $4,000 and $6,996 for the years ended December 31, 2021 and 2020, respectively. There were no gross gains during the periods ended December 31, 2021 and December 31, 2020. During the periods ended December 31, 2021 and 2020, there were gross losses of $4 and $29, respectively, realized on the sales and calls of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

4.    Loans and Allowance for loan losses

A summary of the Company’s loan portfolio is as follows:

	December 31,	December 31,
	2021	2020
Commercial real estate loans:
Construction	$10,095	$5,392
Non-residential	245,568	248,349
Multi-family	55,926	30,379
Residential real estate loans	35,646	39,239
Commercial and industrial loans(1)	104,323	154,016
Consumer loans:
Indirect automobile	382,088	376,260
Home equity	11,857	14,165
Other consumer	7,955	8,816
Total gross loans	853,458	876,616
Net deferred loan costs	9,068	8,830
Allowance for loan losses	(7,559)	(11,633)
Total net loans	$854,967	$873,813

(1)	Includes $29,464 and $75,366 in SBA PPP loans at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $3,950 and $2,718, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system:

	December 31, 2021
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$10,095	$—	$—	$10,095
Non-residential	232,253	10,341	2,974	245,568
Multifamily	55,926	—	—	55,926
Residential real estate	33,416	—	2,230	35,646
Commercial and industrial	98,171	5,377	775	104,323
Consumer:
Indirect automobile	381,354	—	734	382,088
Home equity	11,587	—	270	11,857
Other consumer	7,908	—	47	7,955
Total	$830,710	$15,718	$7,030	$853,458

	December 31, 2020
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$5,392	$—	$—	$5,392
Non-residential	240,778	5,468	2,103	248,349
Multifamily	30,379	—	—	30,379
Residential real estate	36,597	—	2,642	39,239
Commercial and industrial	147,748	5,395	873	154,016
Consumer:
Indirect automobile	375,270	—	990	376,260
Home equity	13,819	—	346	14,165
Other consumer	8,768	—	48	8,816
Total	$858,751	$10,863	$7,002	$876,616

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2021 and 2020, the Company was servicing loans for participants aggregating $3,962 and $4,291, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $314,953 and $300,700 as of December 31, 2021 and 2020, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2021 and 2020, were $2,633 and $2,390, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2021 or 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,095	$—	$—	$—	$10,095	$—
Non-residential	242,205	115	527	2,721	245,568	2,721
Multifamily	55,926	—	—	—	55,926	—
Residential real estate	34,363	57	242	984	35,646	2,230
Commercial and industrial	103,517	246	—	560	104,323	687
Consumer:
Indirect automobile	374,729	5,977	715	667	382,088	734
Home equity	11,429	149	106	173	11,857	270
Other consumer	7,702	153	53	47	7,955	47
Total	$839,966	$6,697	$1,643	$5,152	$853,458	$6,689

	December 31, 2020
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$5,392	$—	$—	$—	$5,392	$—
Non-residential	244,387	1,985	33	1,944	248,349	1,944
Multifamily	30,379	—	—	—	30,379	—
Residential real estate	36,581	1,351	138	1,169	39,239	2,641
Commercial and industrial	151,771	1,551	511	183	154,016	366
Consumer:
Indirect automobile	367,929	6,321	1,063	947	376,260	990
Home equity	13,506	310	101	248	14,165	346
Other consumer	8,663	98	7	48	8,816	48
Total	$858,608	$11,616	$1,853	$4,539	$876,616	$6,335

There were no loans greater than 90 days past due and still accruing as of December 31, 2021 or 2020.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	December 31, 2021
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$2,721	$3,797	$—	$2,290
Residential real estate	2,230	2,786	—	2,459
Commercial and industrial	687	921	—	674
Consumer:
Indirect automobile	345	408	—	219
Home equity	270	276	—	338
Other consumer	47	48	—	50
Total	$6,300	$8,236	$—	$6,030
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$148
Consumer:
Indirect automobile	389	395	68	286
Total	$389	$395	$68	$434
Total:
Commercial real estate:
Non-residential	$2,721	$3,797	$—	$2,290
Residential real estate	2,230	2,786	—	2,459
Commercial and industrial	687	921	—	822
Consumer:
Indirect automobile	734	803	68	505
Home equity	270	276	—	338
Other consumer	47	48	—	50
Total	$6,689	$8,631	$68	$6,464

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The Company does not generally recognize interest income on a loan in an impaired status. At December 31, 2021 and 2020, the same three loans totaling $1,440 and $1,571, respectively, which were included in impaired loans, were identified as TDRs. The initial modifications of these loans took place prior to 2020 and included two residential mortgages and one home equity loan that included both rate and term modifications. In 2020 and 2021, there were no new TDRs. Interest income on impaired loans was immaterial during each of the periods presented. At December 31, 2021 and 2020, all loans were performing in accordance with their restructured terms. At December 31, 2021 and 2020, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $935 and $636 at December 31, 2021 and 2020, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2021

Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(2,037)	(69)	(414)	(1,035)	(112)	(3,667)
Loans charged-off	—	—	(12)	(2,048)	(24)	(2,084)
Recoveries	—	6	101	1,525	45	1,677
Ending balance	$3,317	$54	$725	$3,416	$47	$7,559
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$3,317	$54	$725	$3,348	$47	$7,491
Loan receivables:
Ending balance	$311,589	$35,646	$104,323	$382,088	$19,812	$853,458
Ending balance:
Loans deemed impaired	$2,721	$2,230	$687	$734	$317	$6,689
Loans not deemed impaired	$308,868	$33,416	$103,636	$381,354	$19,495	$846,769

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2020
Allowance for loan losses:
Beginning balance	$2,009	$99	$603	$3,117	$126	$5,954
Provision for loan losses	3,341	18	585	3,166	28	7,138
Loans charged-off	—	—	(153)	(2,307)	(47)	(2,507)
Recoveries	4	—	15	998	31	1,048
Ending balance	$5,354	$117	$1,050	$4,974	$138	$11,633
Ending balance:
Loans deemed impaired	$—	$—	$11	$135	$7	$153
Loans not deemed impaired	$5,354	$117	$1,039	$4,839	$131	$11,480
Loan receivables:
Ending balance	$284,120	$39,239	$154,016	$376,260	$22,981	$876,616
Ending balance:
Loans deemed impaired	$1,944	$2,641	$366	$990	$394	$6,335
Loans not deemed impaired	$282,176	$36,598	$153,650	$375,270	$22,587	$870,281

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

5. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Year Ended
	December 31,
	2021	2020
Beginning balance	$1,410	$1,410
Acquisition activity	825	—

Ending balance	$2,235	$1,410

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the years ended December 31, 2021 or 2020.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Years Ended
	December 31,
	2021	2020
Beginning balance	$199	$241
Acquisition activity	330	—
Amortization	(96)	(42)

Ending balance	$433	$199
Accumulated amortization and impairment	$844	$748

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $96 and $42 of amortization expense related to its intangible assets for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of December, 2021, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2022	$99
2023	88
2024	79
2025	60
2026	29
Thereafter	78
Total	$433

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,	December 31,
	2021	2020
Land	$3,732	$3,732
Buildings and improvements	27,151	26,431
Furniture, fixtures and equipment	14,107	13,042
Construction in process	161	93
Total	45,151	43,298
Less accumulated depreciation	(25,968)	(24,459)
Net	$19,183	$18,839

Depreciation expense totaled $1,560 and $1,379 for the years ended December 31, 2021 and 2020, respectively.

7.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2021	2020
Non-interest bearing demand deposits	$314,814	$244,344
Interest bearing accounts:
NOW	158,615	141,580
Savings	182,564	157,414
Money market	289,107	185,383
Time certificates of deposit	156,899	200,643
Total interest bearing accounts	787,185	685,020
Total deposits	$1,101,999	$929,364

Included in time certificates of deposit at December 31, 2021 and 2020 were reciprocal deposits totaling $21,083 and $30,012, respectively, with original maturities of one to three years.

Time certificates of deposit in denominations of $250 or greater were $23,704 and $34,565 as of December 31, 2021 and 2020, respectively.

Contractual maturities of time certificates of deposit at December 31, 2021 are summarized below:

December 31,
2021
Within 1 year	$122,861
1 – 2 years	16,598
2 – 3 years	7,843
3 – 4 years	7,674
4 – 5 years	1,923
Total	$156,899

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2021 and 2020, the Company had access to a preapproved secured line of credit with the FHLB of $640,500 and $564,330, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2021 and 2020, the Company had pledged assets of $170,385 and $175,011, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either December 31, 2021 or 2020. These borrowings would mature the following business day. At December 31, 2021, the Company had structured borrowings in the amount of $18,041. The outstanding principal amounts and the related terms and rates at December 31, 2021 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
3 year amortizing	$1,719	May 16, 2022	2.49%	$1,719	—
3 year bullet	10,000	May 16, 2022	2.44%	10,000	—
3 year amortizing	6,322	February 28, 2023	1.32%	5,049	1,273
Total	$18,041	Weighted Average Rate	2.05%	$16,768	$1,273

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2021 or 2020.

Federal Reserve Bank Borrowings

In April 2020, the Bank became a participant in the Federal Reserve’s Payroll Protection Program Lending Facility, which allowed it to present PPP loans as collateral for 100% principal credit at the Federal Reserve’s discount window. The term of these loans mirrored the actual maturity of the underlying collateral and had a fixed interest rate of 0.35%. In April 2020, the Bank borrowed $70,100, which was repaid in full on July 2, 2020.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (2.16% at December 31, 2021 and 2.21% at December 31, 2020) mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Other Borrowings

The Company has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2021 and 2020.

The Company also has an unsecured, uncommitted $5,000 line of credit with Atlantic Community Bankers Bank. There were no advances outstanding under this line of credit at December 31, 2021 and 2020. This line of credit will be terminated on March 4, 2022.

On October 1, 2021, the Company entered into an agreement with Pacific Community Bankers Bank, for a $50,000 line of credit. There was no advance outstanding under this line of credit at December 31, 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

9.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2021	2020
Current expense:
Federal	$2,042	$3,078
State	284	12
Total current expense	2,326	3,090
Deferred expense (benefit):
Federal	1,107	(1,531)
State	1,306	(558)
Change in valuation allowance	(1,306)	558
Total deferred expense (benefit)	1,107	(1,531)
Total provision for income taxes	$3,433	$1,559

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2021 and 2020) and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2021		2020
Provision at statutory rate	$3,148	21.00%	$1,570	21.00%
Tax exempt income	(125)	(0.83)%	(79)	(1.06)%
State income taxes, net of federal income tax benefit	192	1.28%	12	0.16%
Other, net	218	1.45%	56	0.75%
Effective income tax and rate	$3,433	22.90%	$1,559	20.85%

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 22.90% and 20.85% for the years ended December 31, 2021 and 2020, respectively.  The statutory tax rate is impacted by the benefits derived from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,041	$3,141
Deferred expenses	39	47
Deferred compensation	1,538	1,271
Unrecognized pension liability	1,037	1,272
Postretirement liability	920	954
Deferred loss on OREO	—	83
Deferred loan fees	—	158
Unrealized loss on securities	727	—
State tax NOLs	—	990
Other	431	324
Gross deferred tax assets	6,733	8,240
Deferred tax liabilities:
Prepaid expenses	(262)	(217)
Prepaid pension	(1,275)	(1,276)
Deferred loan fees	(154)	—
Depreciation and amortization	(525)	(375)
Unrealized gain on securities	—	(264)
Mortgage servicing rights	(711)	(645)
Gross deferred tax liabilities	(2,927)	(2,777)
Net deferred tax asset	3,806	5,463
Deferred tax valuation allowance	(454)	(1,760)
Deferred tax assets, net of allowance	$3,352	$3,703

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

New York State (“NYS”) tax law provides for a permanent deduction of income from “qualified” loans for community banks. Accordingly, the Company has generally incurred NYS taxable losses and incurred minimal NYS income tax liability. As the Company has not established a history of strong NYS taxable income, the Company has established a full valuation allowance against the NYS deferred tax asset.

Retained earnings at December 31, 2021 and 2020 include a contingency reserve for loan losses of $1,534, which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2021 and $414 at December 31, 2020 have not been recognized.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2018 are open.

10.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2021 and January 1, 2022). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $3,917 and $4,087 at December 31, 2021 and 2020, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Allocated	43,642	21,821
Committed to be allocated	21,821	21,821
Unallocated	370,962	392,783
Paid out to participants	(1,252)	(68)
Total shares	435,173	436,357

The fair value of unallocated shares was $3,954 and $3,358 at December 31, 2021 and 2020, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2021 and 2020 was $227 and $170, respectively.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted to date vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of December 31, 2021, there were 100,480 stock options and 49,110 restricted stock awards that remain available for future grants.

The fair value of each option granted under the EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The dividend yield assumption is based on the Company’s expectation that it will not pay dividends. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

The Company followed SEC safe-harbor guidelines when determining the expected term of the options granted. The weighted average assumptions used and fair value for options granted under the 2020 EIP as of December 31, 2021 are as follows:

December 31, 2021
Expected term (years)	6
Expected dividend yield	0%
Weighted-average expected volatility	25.45%
Weighted-average risk-free interest rate	0.29%
Weighted-average fair value of options granted	$1.67

A summary of options under the 2020 EIP as of December 31, 2021 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	448,385	$6.61	9.66
Options granted	-	-	-
Options exercised	(5,455)	6.57	-
Forfeited	(3,334)	6.57	-
Options outstanding at December 31, 2021	439,596	$6.62	8.63
Options exercisable at December 31, 2021	143,997	6.62	8.56

The aggregate intrinsic value of the options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2021, was $1,778. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The aggregate intrinsic value of the options exercised and exercisable at December 31, 2021 was $23 and $582, respectively.

As of December 31, 2021, there was $408 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.66 years.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2021:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	169,769	$6.57
Granted	-	-
Vested	(56,582)	6.57
Forfeited	(667)	6.57
Non-vested restricted stock at December 31, 2021	112,520	$6.57

As of December 31, 2021, there was $609 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.65 years.

The aggregate fair value of the vested options and restricted stock awards as of December 31, 2021 was $249 and $608, respectively.

For the years ended December 31, 2021 and 2020, share-based compensation expense under the plan was $618 and $217, respectively.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,	December 31,
	2021	2020
Projected and accumulated benefit obligation	$(23,055)	$(23,964)
Plan assets at fair value	22,839	22,634
Funded status included in accrued expenses and other liabilities	$(216)	$(1,330)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following table details the plan’s funded status:

	2021	2020
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$23,964	$20,953
Service cost	-	-
Interest cost	589	670
Actuarial (gain) loss	(842)	2,941
Benefits paid	(656)	(600)
Projected benefit obligation at end of year	23,055	23,964
Change in plan assets:
Fair value of plan assets at beginning of year	22,634	20,628
Actual return on plan assets	861	2,606
Contributions	-	-
Benefits paid	(656)	(600)
Fair value of plan assets at end of year	22,839	22,634
Funded status	$(216)	$(1,330)

In 2021, the net actuarial gain in the projected benefit obligation resulted primarily from a change in the discount rate.

The weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2021	2020
Discount rate	2.80%	2.50%
Rate of compensation increase	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2021	2020
Net actuarial loss	$4,938	$6,055

The net periodic pension cost (benefit) and amounts recognized in other comprehensive income are as follows:

	Years ended December 31,
	2021	2020
Interest cost	$589	$670
Expected return on plan assets	(944)	(1,058)
Amortization of unrecognized loss	359	285
Net periodic cost (benefit)	$4	$(103)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2021	2020
Discount rate	2.50%	3.25%
Expected long-term return on plan assets	4.50%	5.50%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eleven diversified investment funds.

As of December 31, 2021, the investment funds included seven equity funds and three bond funds. As of December 31, 2020, the investment funds included seven equity funds, three bond funds, and a real estate fund. Each fund has its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,689	$—	$—	$15,689
Equity	7,150	—	—	7,150
Total assets at fair value	$22,839	$—	$—	$22,839

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,189	$—	$—	$15,189
Equity	6,206	—	—	6,206
Other	1,239	—	—	1,239
Total assets at fair value	$22,634	$—	$—	$22,634

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Benefit payments are as follows:

	Year ended December 31,
	2021	2020
Benefits paid	$656	$600

As of December 31, 2021 the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2022	$820
2023	840
2024	910
2025	940
2026	960
2027 – 2031	5,560

The Company made no contributions to the plan in either 2021 or 2020.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $1,074 and $993 for the years ended December 31, 2021 and 2020, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $29,131 and $18,877 at December 31, 2021 and 2020, respectively. Net earnings on these policies aggregated $571 and $380 for the years ended December 31, 2021 and 2020, respectively, which are included in noninterest income in the consolidated statements of income.

Deferred Compensation Arrangements

Trustees’ Plan

The Company’s 1991 Plan (the “Trustees’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2021 and 2020, $2,877 and $2,483, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan years ended December 31, 2021 and 2020 were $143 and $178, respectively, which are included in noninterest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2021 and 2020, $1,545 and $1,312, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $589 and $399 for the years ended December 31, 2021 and 2020, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,423 and $1,387, respectively, at December 31, 2021 and 2020. The Company recognized expenses of $36 and $57 for the years ended December 31, 2021 and 2020, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,986 and $2,148, respectively, at December 31, 2021 and 2020. The Company recognized expenses of $75 and $86 for the years ended December 31, 2021 and 2020, respectively, related to these benefits which are included in other noninterest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

11.   Leases

As of December 31, 2021, the Company leases real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 12.0 and 12.7 years as of December 31, 2021 and 2020, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.51% and 2.61% in determining the lease liability as of December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, total operating lease costs were $731 and $588, respectively, and were included in occupancy and other expense. Deferred rent liability was $145 at December 31, 2021 and $176 at December 31, 2020. The right-of-use asset, included in other assets, was $7,839 and $6,289 as of December 31, 2021 and 2020, respectively. The corresponding lease liability, included in accrued expenses and other liabilities was $7,839 and $6,289 as of December 31, 2021 and 2020, respectively.

Future minimum payments for operating leases with initial terms of one year or more as of December 31, 2021 were as follows:

Years ending December 31:
2022	$850
2023	854
2024	857
2025	833
2026	728
Thereafter	5,070
Total future minimum lease payments	9,192
Amounts representing interest	(1,353)
Present Value of Net Future Minimum Lease Payments	$7,839

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

12.   Commitments and Contingencies

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	December 31,	December 31,
	2021	2020
Commitments to extend credit summarized as follows:
Future loan commitments	$6,830	$14,356
Undisbursed construction loans	15,191	3,493
Undisbursed home equity lines of credit	11,048	10,686
Undisbursed commercial and other line of credit	78,941	63,911
Standby letters of credit	3,068	5,681
Total	$115,078	$98,127

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

13.  Derivatives

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $12 and $1 related to our swaps is recorded in other assets and other liabilities as of December 31, 2021 and 2020, respectively.

Summary information regarding these derivatives is presented below:

	December 31,
	2021	2020
Notational amount	$26,842	$1,875
Fair value	$644	$40
Weighted average pay rates	3.69%	3.10%
Weighted average receive rates	2.26%	2.22%
Weighted average maturity (in years)	9.78	9.92

Number of Contracts	7	1

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

14.   Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$130,217	13.54%	$76,917	8.00%	$96,146	10.00%
Tier 1 capital (to risk-weighted assets)	122,658	12.76%	57,687	6.00%	76,917	8.00%
Common equity tier one capital (to risk weighted assets)	122,658	12.76%	43,266	4.50%	62,495	6.50%
Tier 1 capital (to average assets)	122,658	9.65%	50,865	4.00%	63,582	5.00%

	December 31, 2020
Rhinebeck Bank
Total capital (to risk-weighted assets)	$121,604	13.97%	$69,614	8.00%	$87,018	10.00%
Tier 1 capital (to risk-weighted assets)	110,717	12.72%	52,211	6.00%	69,614	8.00%
Common equity tier one capital (to risk weighted assets)	110,717	12.72%	39,158	4.50%	56,562	6.50%
Tier 1 capital (to average assets)	110,717	9.95%	44,529	4.00%	55,662	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31, 2021		December 31, 2020
	Consolidated	Bank	Consolidated	Bank

Total stockholders' equity per financial statements	$125,969	$118,691	$116,499	$108,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	6,635	6,635	3,791	3,791
Goodwill disallowed	(2,235)	(2,235)	(1,410)	(1,410)
Core deposit intangible	(433)	(433)	(199)	(199)
Total Tier 1 and Common Equity Tier 1 capital	129,936	122,658	118,681	110,717
Adjustments to total capital:
Allowance for credit losses	7,559	7,559	11,633	11,633
Overfunding of the allowance	—	—	(746)	(746)
Total regulatory capital	$137,495	$130,217	$129,568	$121,604

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2021
Assets:
U.S. Treasury securities	$59,825	$59,825	$—	$—
U.S. government agency mortgage-backed securities-residential	176,491	—	176,491	—
U.S. government agency securities	24,722	—	24,722	—
Municipal securities	6,851	—	6,706	145
Corporate Bonds	11,752	—	11,752	—
Other	642	—	642	—
Total available for sale securities	280,283	59,825	220,313	145
Loan level interest rate swaps	644	—	644	—
Total assets	$280,927	$59,825	$220,957	$145
Liabilities:
Loan level interest rate swaps	$644	$—	$644	$—
Total liabilities	$644	$—	$644	$—

	December 31, 2020
Assets:
U.S. government agency mortgage-backed securities – residential	$89,270	$—	$89,270	$—
U.S. government agency securities	7,161	—	7,161	—
Municipal securities	1,476	—	1,316	160
Corporate Bonds	4,446	—	4,446	—
Other	580	—	580	—
Total available for sale securities	102,933	—	102,773	160
Loan level interest rate swaps	40	—	40	—
Total assets	$102,973	$—	$102,813	$160
Liabilities:
Loan level interest rate swaps	$40	$—	$40	$—
Total liabilities	$40	$—	$40	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2021
Impaired loans, with specific reserves	$321	$—	$—	$321
Total	$321	$—	$—	$321

	December 31, 2020
Impaired loans, with specific reserves	$509	$—	$—	$509
Other real estate owned	139	—	—	139
Total	$648	$—	$—	$648

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2021.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $389 and $662 with valuation allowances of $68 and $153, resulting fair values of $321 and $509 at December 31, 2021 and 2020, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2021
Impaired loans	$321	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2020
Impaired loans	$509	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	139	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

The Company discloses fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2021and 2020 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The fair value estimates presented and discussed are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016-01. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	December 31,		December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$72,091	$72,091	$93,485	$93,485
Available for sale securities (Level 1)	59,825	59,825	—	—
Available for sale securities (Level 2)	220,313	220,313	102,773	102,773
Available for sale securities (Level 3)	145	145	160	160
Loan level interest rate swaps (Level 2)	644	644	40	40
FHLB stock (Level 2)	1,322	1,322	2,787	2,787
Loans, net (Level 3)	854,967	855,542	873,813	876,699
Mortgage servicing rights (Level 3)	2,633	4,892	2,390	3,569
Financial Liabilities:
Deposits (Level 2)	1,101,999	1,083,541	929,364	941,460
Mortgagors' escrow accounts (Level 2)	9,130	9,137	8,494	8,501
FHLB advances (Level 2)	18,041	18,151	50,674	51,468
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	644	644	40	40

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

16.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive gain (loss) before reclassifications	600	(3,730)	(3,130)
Amounts reclassified from accumulated other comprehensive loss	283	3	286
Period change	883	(3,727)	(2,844)
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)

Balance at December 31, 2019	$(3,909)	$(195)	$(4,104)
Other comprehensive (loss) gain before reclassifications	(1,100)	1,165	65
Amounts reclassified from accumulated other comprehensive loss	225	23	248
Period change	(875)	1,188	313
Balance at December 31, 2020	$(4,784)	$993	$(3,791)
(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0% in fiscal 2021 and 21.0% in fiscal 2020.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2021	2020
Securities available for sale(1):
Net securities losses reclassified into earnings	$(4)	$(29)	Net realized loss on sales and calls of securities
Related income tax expense	1	6	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(3)	(23)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(358)	(285)	Other noninterest expense
Related income tax expense	75	60	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(283)	(225)
Total reclassifications for the period	$(286)	$(248)
(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 3, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 10, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(In thousands, except share and per share data)

17. Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unearned ESOP shares are not deemed outstanding for earnings per share calculations. For the year ended December 31, 2020, there were 448,385 options outstanding at an average weighted price of $6.61 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

	Year Ended December 31,
	2021	2020
Net income applicable to common stock	$11,558	$5,917

Average number of common shares outstanding	11,151,064	11,133,290
Less: Average unearned ESOP shares	381,873	403,694
Average number of common shares outstanding used to calculate basic earnings per common share	10,769,191	10,729,596
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	73,235	10,245
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	111,940	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,954,366	10,739,841

Earnings per Common share:
Basic	$1.07	$0.55
Diluted	$1.06	$0.55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 22, 2022	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 22, 2022
Michael J. Quinn	(Principal Executive Officer)

/s/ Michael J. McDermott	Chief Financial Officer	March 22, 2022
Michael J. McDermott	(Principal Financial and Accounting Officer)

/s/ Louis Tumolo, Jr.	Chairman of the Board	March 22, 2022
Louis Tumolo, Jr.

/s/ Frederick Battenfeld	Director	March 22, 2022
Frederick Battenfeld

/s/ Christopher W. Chestney	Director	March 22, 2022
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 22, 2022
Freddimir Garcia

/s/ Steven Howell	Director	March 22, 2022
Steven Howell

/s/ William C. Irwin	Director	March 22, 2022
William C. Irwin

/s/ Shannon Martin LaFrance	Director	March 22, 2022
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 22, 2022
Suzanne Rhulen-Loughlin