Form 10-Q
period 2022-03-31
Rhinebeck Bancorp, Inc.
filed 2022-05-12
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

Yes     ☐    No   ☒

As of May 1, 2022, there were 11,296,103 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$67,365	$72,091
Available for sale securities (at fair value)	277,037	280,283
Loans receivable (net of allowance for loan losses of $7,700 and $7,559, respectively)	860,190	854,967
Federal Home Loan Bank stock	1,227	1,322
Accrued interest receivable	3,256	3,366
Cash surrender value of life insurance	29,288	29,131
Deferred tax assets (net of valuation allowance of $466 and $454, respectively)	6,302	3,352
Premises and equipment, net	19,382	19,183
Goodwill	2,235	2,235
Intangible assets, net	406	433
Other assets	14,796	14,803
Total assets	$1,281,484	$1,281,166
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$304,596	$314,814
Interest bearing	808,024	787,185
Total deposits	1,112,620	1,101,999

Mortgagors’ escrow accounts	7,757	9,130
Advances from the Federal Home Loan Bank	15,928	18,041
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	22,731	20,872
Total liabilities	1,164,191	1,155,197

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,296,103 at March 31, 2022 and December 31, 2021)	113	113
Additional paid-in capital	46,729	46,573
Unearned common stock held by the employee stock ownership plan	(3,655)	(3,709)
Retained earnings	91,680	89,627
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(13,673)	(2,734)
Defined benefit pension plan, net of taxes	(3,901)	(3,901)
Total accumulated other comprehensive loss	(17,574)	(6,635)
Total stockholders’ equity	117,293	125,969
Total liabilities and stockholders’ equity	$1,281,484	$1,281,166

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$10,081	$10,670
Interest and dividends on securities	874	363
Other income	19	19
Total interest and dividend income	10,974	11,052
Interest Expense
Interest expense on deposits	745	1,020
Interest expense on borrowings	115	250
Total interest expense	860	1,270
Net interest income	10,114	9,782
Provision for (credit to) loan losses	221	(69)
Net interest income after provision for (credit to) loan losses	9,893	9,851
Non-interest Income
Service charges on deposit accounts	706	609
Net gain on sales of loans	400	1,059
Increase in cash surrender value of life insurance	157	94
Gain on disposal of premises and equipment	—	17
Gain on life insurance	—	195
Investment advisory income	340	217
Other	108	50
Total non-interest income	1,711	2,241
Non-interest Expense
Salaries and employee benefits	5,519	4,592
Occupancy	1,098	954
Data processing	486	395
Professional fees	394	408
Marketing	117	88
FDIC deposit insurance and other insurance	182	171
Other real estate owned expense	—	1
Amortization of intangible assets	27	13
Other	1,282	1,331
Total non-interest expense	9,105	7,953
Income before income taxes	2,499	4,139
Provision for income taxes	446	818
Net income	$2,053	$3,321

Earnings per common share:
Basic	$0.19	$0.31
Diluted	$0.19	$0.31

Weighted average shares outstanding, basic	10,815,348	10,743,234
Weighted average shares outstanding, diluted	11,009,312	10,875,116

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net Income	$2,053	$3,321
Other Comprehensive (Loss) Income:
Unrealized holding losses arising during the period	(13,847)	(1,481)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	—
Net unrealized losses on available for sale securities	(13,847)	(1,481)
Tax effect (a)	2,908	311
Unrealized losses on available for sale securities, net of tax	(10,939)	(1,170)
Defined benefit pension plan:
Actuarial losses arising during the period	—	(89)
Reclassification adjustment for amortization of net actuarial loss (b)	—	90
Total	—	1
Tax effect (c)	—	—
Defined benefit pension plan gains, net of tax	—	1
Other comprehensive loss	(10,939)	(1,169)
Total Comprehensive (Loss) Income	$(8,886)	$2,152
(a)

Includes $0 for the three months ended March 31, 2022 and 2021, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $0 and $19 for the three months ended March 31, 2022 and 2021, respectively, for tax effect of amortization of net actuarial loss included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153

Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152

Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$2,053	$3,321
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	79	26
Provision for (credit to) loan losses	221	(69)
Loans originated for sale	(8,197)	(24,437)
Proceeds from sale of loans	11,350	25,788
Net gain on sale of loans	(400)	(1,059)
Amortization of intangible assets	27	13
Depreciation and amortization	380	321
Gain from disposal of premises and equipment	—	(17)
Deferred income tax benefit	(42)	(109)
Increase in cash surrender value of insurance	(157)	(95)
Decrease (increase) in accrued interest receivable	110	(21)
Expense of earned ESOP shares	58	52
Share-based compensation expense	152	153
Decrease (increase) in other assets	7	(3,665)
Increase in accrued expenses and other liabilities	1,859	2,421
Net cash provided by operating activities	7,500	2,623
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	—	2,000
Proceeds from maturities and principal repayments of securities	16,536	12,390
Purchases of securities	(27,216)	(88,424)
Net redemptions of FHLB Stock	95	644
Net (increase) decrease in loans	(8,197)	4,853
Purchases of bank premises and equipment	(579)	(285)
Net proceeds from life insurance	—	341
Net cash received from acquisition (Note 2)	—	32,767
Proceeds from sale of other real estate owned	—	50
Net cash used in investing activities	(19,361)	(35,664)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	25,019	53,343
Net decrease in time deposits	(14,398)	(8,534)
Decrease in mortgagors' escrow accounts	(1,373)	(1,214)
Net decrease in short-term debt	(840)	(12,093)
Net decrease in long-term debt	(1,273)	(2,113)
Net cash provided by financing activities	7,135	29,389
Net decrease in cash and due from banks	(4,726)	(3,652)
Cash and Due from Banks
Beginning balance	72,091	93,485
Ending balance	$67,365	$89,833
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Cash paid for interest	$872	$1,275
Cash paid (received) for income taxes	$14	$(3)
Noncash Investing Activities
Fair value of assets acquired	$—	$1,277
Fair value of liabilities assumed	$—	$34,044

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include the accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its fifteen branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, Inc. at and for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2022.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of March 31, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment and the valuation of deferred tax assets.

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

Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits. The Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in Update 2016-13 require that an entity measure and record the lifetime expected credit losses on an asset upon origination or acquisition, and, as a result, credit losses from loans modified as troubled debt restructurings (“TDRs”) have been incorporated into the allowance for credit losses. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this Update should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 is effective for the Company in 2023 upon adoption of ASU 2016-13. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

2.    Acquisition

On October 26, 2020, the Bank entered into a branch purchase and assumption agreement with ConnectOne Bank, the wholly-owned subsidiary of ConnectOne Bancorp, Inc., to acquire two branches located in Orange County, New York, as well as certain deposits and other assets and liabilities. The transaction closed on March 12, 2021 with the transfer of $33,863 of deposits. Management concluded that the acquisition represented a business combination, which was accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through March 31, 2022:

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

The Company incurred $71 of expenses in 2021 related to the acquisition. Acquisition expenses, including professional fees, are included in the total non-interest expense line item in the condensed consolidated statement of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$55,233	$—	$(1,765)	$53,468
U.S. government agency mortgage-backed securities–residential	194,158	4	(13,953)	180,209
U.S. government agency securities	24,794	—	(1,121)	23,673
Municipal securities(1)	6,842	4	(194)	6,652
Corporate bonds	12,700	37	(342)	12,395
Other	618	22	—	640
Total	$294,345	$67	$(17,375)	$277,037

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,273	$2	$(450)	$59,825
U.S. government agency mortgage-backed securities–residential	179,493	344	(3,346)	176,491
U.S. government agency securities	24,800	53	(131)	24,722
Municipal securities(1)	6,858	33	(40)	6,851
Corporate bonds	11,700	117	(65)	11,752
Other	620	22	—	642
Total	$283,744	$571	$(4,032)	$280,283
(1)	The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$44,138	$(1,001)	$9,330	$(764)	$53,468	$(1,765)
U.S. government agency mortgage-backed securities-residential	151,239	(11,075)	28,282	(2,878)	179,521	(13,953)
U.S. government agency securities	22,744	(1,051)	929	(70)	23,673	(1,121)
Municipal securities	3,380	(104)	1,491	(90)	4,871	(194)
Corporate bonds	8,216	(335)	393	(7)	8,609	(342)
Total	$229,717	$(13,566)	$40,425	$(3,809)	$270,142	$(17,375)

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

At March 31, 2022, the Company had 241 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $17,375 with an aggregate depreciation of 6.43% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2022.

The amortized cost and fair value of available for sale debt securities at March 31, 2022 and December 31, 2021, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$17,681	$17,561	$12,729	$12,726
After 1 but within 5 years	59,926	57,383	67,912	67,463
After 5 but within 10 years	21,817	21,099	22,595	22,567
After 10 years	145	145	395	394
Total Maturities	99,569	96,188	103,631	103,150

Mortgage-backed securities	194,158	180,209	179,493	176,491
Other	618	640	620	642
Total	$294,345	$277,037	$283,744	$280,283

At March 31, 2022 and December 31, 2021, available for sale securities with a carrying value of $5,333 and $8,316, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2022 and December 31, 2021, $991 and $1,054 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2021, there was $2,000 in proceeds from the call of available for sale securities with no gross gains or losses realized.  There were no sales or calls of available for sale securities during the three months ended March 31, 2022.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2022	2021
Commercial real estate loans:
Construction	$8,011	$10,095
Non-residential	248,980	245,568
Multi-family	48,949	55,926
Residential real estate loans	35,914	35,646
Commercial and industrial loans(1)	90,575	104,323
Consumer loans:
Indirect automobile	404,582	382,088
Home equity	11,762	11,857
Other consumer	8,816	7,955
Total gross loans	857,589	853,458
Net deferred loan costs	10,301	9,068
Allowance for loan losses	(7,700)	(7,559)
Total net loans	$860,190	$854,967
(1)	Includes $13,756 and $29,464 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $1,197 and $3,950, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	March 31, 2022
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$8,011	$—	$—	$8,011
Non-residential	235,827	9,683	3,470	248,980
Multifamily	48,949	—	—	48,949
Residential real estate	33,857	—	2,057	35,914
Commercial and industrial	84,523	5,254	798	90,575
Consumer:
Indirect automobile	403,987	—	595	404,582
Home equity	11,640	—	122	11,762
Other consumer	8,741	—	75	8,816
Total	$835,535	$14,937	$7,117	$857,589

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2022
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$8,011	$—	$—	$—	$8,011	$—
Non-residential	245,597	161	—	3,222	248,980	3,222
Multifamily	48,949	—	—	—	48,949	—
Residential real estate	34,408	257	411	838	35,914	2,057
Commercial and industrial	89,917	7	100	551	90,575	665
Consumer:
Indirect automobile	398,155	5,121	729	577	404,582	595
Home equity	11,563	132	42	25	11,762	122
Other consumer	8,584	131	26	75	8,816	75
Total	$845,184	$5,809	$1,308	$5,288	$857,589	$6,736

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	December 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,095	$—	$—	$—	$10,095	$—
Non-residential	242,205	115	527	2,721	245,568	2,721
Multifamily	55,926	—	—	—	55,926	—
Residential real estate	34,363	57	242	984	35,646	2,230
Commercial and industrial	103,517	246	—	560	104,323	687
Consumer:
Indirect automobile	374,729	5,977	715	667	382,088	734
Home equity	11,429	149	106	173	11,857	270
Other consumer	7,702	153	53	47	7,955	47
Total	$839,966	$6,697	$1,643	$5,152	$853,458	$6,689

The following tables summarize information regarding impaired loans by loan portfolio class:

	March 31, 2022
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$3,222	$4,328	$—	$2,614
Residential real estate	2,057	2,628	—	2,327
Commercial and industrial	665	905	—	700
Consumer:
Indirect automobile	326	389	—	260
Home equity	122	123	—	260
Other consumer	38	41	—	44
Total	$6,430	$8,414	$—	$6,205
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$71
Consumer:
Indirect automobile	269	279	43	291
Other consumer	37	37	1	9
Total	$306	$316	$44	$371
Total:
Commercial real estate:
Non-residential	$3,222	$4,328	$—	$2,614
Residential real estate	2,057	2,628	—	2,327
Commercial and industrial	665	905	—	771
Consumer:
Indirect automobile	595	668	43	551
Home equity	122	123	—	260
Other consumer	75	78	1	53
Total	$6,736	$8,730	$44	$6,576

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
Commercial real estate:
Commercial and industrial	$—	$—	$—	$148
Consumer:
Indirect automobile	389	395	68	286
Total	$389	$395	$68	$434
Total:
Commercial real estate:
Non-residential	$2,721	$3,797	$—	$2,290
Residential real estate	2,230	2,786	—	2,459
Commercial and industrial	687	921	—	822
Consumer:
Indirect automobile	734	803	68	505
Home equity	270	276	—	338
Other consumer	47	48	—	50
Total	$6,689	$8,631	$68	$6,464

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as TDRs. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At March 31, 2022 and December 31, 2021, three loans totaling $1,409 and $1,440, included in impaired loans, were identified as TDRs. There were no new TDRs in 2021 or the first three months of 2022. At March 31, 2022 and December 31, 2021, all TDR loans were performing in accordance with their restructured terms. At March 31, 2022 and December 31, 2021, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2022 and December 31, 2021, the Company was servicing loans for participants aggregating $3,879 and $3,962, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $790 and $935 at March 31, 2022 and December 31, 2021, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $315,695 and $314,953 as of March 31, 2022 and December 31, 2021, respectively.

The balances of capitalized servicing rights, included in other assets at March 31, 2022 and December 31, 2021, were $2,641 and $2,633, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the period ended March 31, 2022 or the year ended December 31, 2021.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2022

Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
(Credit to) provision for loan losses	(3)	(109)	18	295	20	221
Loans charged-off	—	(44)	—	(647)	(23)	(714)
Recoveries	—	154	—	471	9	634
Ending balance	$3,314	$55	$743	$3,535	$53	$7,700
Ending balance:
Loans deemed impaired	$—	$—	$—	$43	$1	$44
Loans not deemed impaired	$3,314	$55	$743	$3,492	$52	$7,656
Loan receivables:
Ending balance	$305,940	$35,914	$90,575	$404,582	$20,578	$857,589
Ending balance:
Loans deemed impaired	$3,222	$2,057	$665	$595	$197	$6,736
Loans not deemed impaired	$302,718	$33,857	$89,910	$403,987	$20,381	$850,853

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(1,192)	11	269	857	(14)	(69)
Loans charged-off	—	—	—	(626)	(3)	(629)
Recoveries	—	3	—	307	16	326
Ending balance	$4,162	$131	$1,319	$5,512	$137	$11,261

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2021
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$3,317	$54	$725	$3,348	$47	$7,491
Loan receivables:
Ending balance	$311,589	$35,646	$104,323	$382,088	$19,812	$853,458
Ending balance:
Loans deemed impaired	$2,721	$2,230	$687	$734	$317	$6,689
Loans not deemed impaired	$308,868	$33,416	$103,636	$381,354	$19,495	$846,769

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Three months ended	Year Ended
	March 31,	December 31,
	2022	2021
Beginning balance	$2,235	$1,410
Acquisition activity	—	825

Ending balance	$2,235	$2,235

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first three months of 2022 or the year ended December 31, 2021.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2022	2021
Beginning balance	$433	$199
Acquisition activity	—	330
Amortization	(27)	(96)

Ending balance	$406	$433
Accumulated amortization and impairment	$871	$844

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $27 and $13 of amortization expense related to its intangible assets for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2022	$72
2023	88
2024	79
2025	60
2026	29
Thereafter	78
Total	$406

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,	December 31,
	2022	2021
Land	$3,732	$3,732
Buildings and improvements	27,213	27,151
Furniture, fixtures and equipment	14,406	14,107
Construction in process	379	161
Total	45,730	45,151
Less accumulated depreciation	(26,348)	(25,968)
Net	$19,382	$19,183

7.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2022	2021
Non-interest bearing demand deposits	$304,596	$314,814
Interest bearing accounts:
NOW	162,449	158,615
Savings	192,051	182,564
Money market	311,023	289,107
Time certificates of deposit	142,501	156,899
Total interest bearing accounts	808,024	787,185
Total deposits	$1,112,620	$1,101,999

Included in time certificates of deposit at March 31, 2022 and December 31, 2021 were reciprocal deposits totaling $19,377 and $21,083, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $18,411 and $23,704 as of March 31, 2022 and December 31, 2021, respectively.

Contractual maturities of time certificates of deposit at March 31, 2022 are summarized below:

March 31,
2022
Within 1 year	$107,282
1 – 2 years	16,947
2 – 3 years	9,662
3 – 4 years	6,356
4 – 5 years	2,254
Total	$142,501

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2022 and December 31, 2021, the Bank had access to a preapproved secured line of credit with the FHLB of $640,629 and $640,500, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2022 and

December 31, 2021, the Bank had pledged assets of $175,355 and $170,385, respectively.

The outstanding principal amounts and the related terms and rates at March 31, 2022 were as follows:

Term	Principal	Maturity	Rate	Due in one year
3 year amortizing	$862	May 16, 2022	2.49%	$862
3 year bullet	10,000	May 16, 2022	2.44%	10,000
3 year amortizing	5,066	February 28, 2023	1.32%	5,066
Total	$15,928	Weighted Average Rate	2.09%	$15,928

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2022 or December 31, 2021.

Subordinated Debt

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5,000 of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1 par value per share, to the Company. The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 2.00% (2.48% at March 31, 2022 and 2.16% at December 31, 2021) mature on May 23, 2035.

As it is anticipated that LIBOR will be discontinued after 2022, the Company is reviewing the agreements for the above debt to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2022 or December 31, 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either March 31, 2022 or December 31, 2021.

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2022	2021
Projected and accumulated benefit obligation	$(20,810)	$(23,055)
Plan assets at fair value	20,621	22,839
Funded status included in accrued expenses and other liabilities	$(189)	$(216)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Three months ended March 31,
	2022	2021
Interest cost	$158	$147
Expected return on plan assets	(252)	(236)
Amortization of unrecognized loss	67	90
Net periodic (benefit) cost	$(27)	$1

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in ten diversified investment funds.

As of March 31, 2022, the investment funds included seven equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first three months of 2022 or 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$13,873	$—	$—	$13,873
Equity	6,748	—	—	6,748
Total assets at fair value	$20,621	$—	$—	$20,621

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,689	$—	$—	$15,689
Equity	7,150	—	—	7,150
Total assets at fair value	$22,839	$—	$—	$22,839

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $294 and $255 for the three months ended March 31, 2022 and 2021, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2022 and December 31, 2021, total amounts due to participants of $2,793 and $2,877, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $56 and $46 for the three months ended March 31, 2022 and 2021, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2022 and December 31, 2021, $1,576 and $1,545, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $197 and $69 for the three months ended March 31, 2022 and 2021, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,435 and $1,423 at March 31, 2022 and December 31, 2021, respectively. The Company recognized expenses of $12 and $11 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,994 and $1,986 at March 31, 2022 and December 31, 2021, respectively. The Company recognized expenses of $19 and $18 for the three months ended March 31, 2022

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

and 2021, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2021). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2022 was $3,917. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Three months ended	Year ended
	March 31,	December 31,
	2022	2021
Allocated	65,463	43,642
Committed to be allocated	5,454	21,821
Unallocated	365,508	370,962
Paid out to participants	(1,252)	(1,252)
Total shares	435,173	435,173

The fair value of unallocated shares was $3,714 at March 31, 2022.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2022 and 2021 was $58 and $52, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of March 31, 2022, there were 102,146 stock options and 49,110 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of March 31, 2022 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	439,596	$6.62	8.63
Options granted	-	-	-
Options exercised	-	-	-
Options Expired	(1,666)	6.57	-
Options outstanding at March 31, 2022	437,930	$6.62	8.42
Options exercisable at March 31, 2022	142,331	$6.62	8.42

At March 31, 2022, the aggregate intrinsic value of the shares outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,552. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2022.

As of March 31, 2022, there was $348 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.42 years.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2022:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	112,520	$6.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at March 31, 2022	112,520	$6.57

As of March 31, 2022, there was $518 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.40 years.

For the three months ended March 31, 2022, share-based compensation of options and restricted stock under the plan totaled $152.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

10.  Leases

As of March 31, 2022, the Company leases real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 11.8 years and 12.0 years as of March 31, 2022 and December 31, 2021, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.51% in determining the lease liability as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, total operating lease costs were $195 and $155 and were included in occupancy and other expense. Deferred rent liability was $136 and $145 at March 31, 2022 and December 31, 2021, respectively. The right-of-use asset, included in other assets, was $7,677 and $7,839 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,677 and $7,839 as of March 31, 2022 and December 31, 2021, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

Years ending December 31:
2022	$640
2023	854
2024	857
2025	833
2026	728
Thereafter	5,070
Total future minimum lease payments	8,982
Amounts representing interest	(1,305)
Present Value of Net Future Minimum Lease Payments	$7,677

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2022	2021
Commitments to extend credit summarized as follows:
Future loan commitments	$10,713	$6,830
Undisbursed construction loans	13,647	15,191
Undisbursed home equity lines of credit	10,070	11,048
Undisbursed commercial and other line of credit	85,883	78,941
Standby letters of credit	2,789	3,068
Total	$123,102	$115,078

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

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $29 and $12 related to our swaps is recorded in other assets and other liabilities as of March 31, 2022 and December 31, 2021, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2022	2021
Notational amount	$26,792	$26,842
Fair value	$1,179	$644
Weighted average pay rates	3.69%	3.69%
Weighted average receive rates	2.38%	2.26%
Weighted average maturity (in years)	9.54	9.78

Number of Contracts	7	7

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$132,876	13.47%	$78,904	8.00%	$98,630	10.00%
Tier 1 capital (to risk-weighted assets)	125,176	12.69%	59,178	6.00%	78,904	8.00%
Common equity tier one capital (to risk weighted assets)	125,176	12.69%	44,384	4.50%	64,110	6.50%
Tier 1 capital (to average assets)	125,176	9.75%	51,355	4.00%	64,194	5.00%

	December 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$130,217	13.54%	$76,917	8.00%	$96,146	10.00%
Tier 1 capital (to risk-weighted assets)	122,658	12.76%	57,687	6.00%	76,917	8.00%
Common equity tier one capital (to risk weighted assets)	122,658	12.76%	43,266	4.50%	62,495	6.50%
Tier 1 capital (to average assets)	122,658	9.65%	50,865	4.00%	63,582	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2022
Assets:
U.S. Treasury securities	$53,468	$53,468	$—	$—
U.S. government agency mortgage-backed securities-residential	180,209	—	180,209	—
U.S. government agency securities	23,673	—	23,673	—
Municipal securities	6,652	—	6,507	145
Corporate Bonds	12,395	—	12,395	—
Other	640	—	640	—
Total available for sale securities	277,037	53,468	223,424	145
Loan level interest rate swaps	1,179	—	1,179	—
Total assets	$278,216	$53,468	$224,603	$145
Liabilities:
Loan level interest rate swaps	$1,179	$—	$1,179	$—
Total liabilities	$1,179	$—	$1,179	$—

	December 31, 2021
Assets:
U.S. Treasury securities	$59,825	$59,825	$—	$—
U.S. government agency mortgage-backed securities – residential	176,491	—	176,491	—
U.S. government agency securities	24,722	—	24,722	—
Municipal securities	6,851	—	6,706	145
Corporate Bonds	11,752	—	11,752	—
Other	642	—	642	—
Total available for sale securities	280,283	59,825	220,313	145
Loan level interest rate swaps	644	—	644	—
Total assets	$280,927	$59,825	$220,957	$145
Liabilities:
Loan level interest rate swaps	$644	$—	$644	$—
Total liabilities	$644	$—	$644	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2022
Impaired loans, with specific reserves	$262	$—	$—	$262
Total	$262	$—	$—	$262

	December 31, 2021
Impaired loans, with specific reserves	$321	$—	$—	$321
Total	$321	$—	$—	$321

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $306 and $389 with valuation allowances of $44 and $68, resulting fair values of $262 and $321 at March 31, 2022 and December 31, 2021, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2022
Impaired loans	$262	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2021
Impaired loans	$321	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

The estimated fair value amounts for 2022 and 2021 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	March 31,		December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$67,365	$67,365	$72,091	$72,091
Available for sale securities (Level 1)	53,468	53,468	59,825	59,825
Available for sale securities (Level 2)	223,424	223,424	220,313	220,313
Available for sale securities (Level 3)	145	145	145	145
Loan level interest rate swaps (Level 2)	1,179	1,179	644	644
FHLB stock (Level 2)	1,227	1,227	1,322	1,322
Loans, net (Level 3)	860,190	859,452	854,967	855,542
Mortgage servicing rights (Level 3)	2,641	5,568	2,633	4,892
Financial Liabilities:
Deposits (Level 2)	1,112,620	1,050,907	1,101,999	1,083,541
Mortgagors' escrow accounts (Level 2)	7,757	7,763	9,130	9,137
FHLB advances (Level 2)	15,928	15,956	18,041	18,151
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	1,179	1,179	644	644

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	—	(10,939)	(10,939)
Period change	—	(10,939)	(10,939)
Balance at March 31, 2022	$(3,901)	$(13,673)	$(17,574)

Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive loss before reclassifications	(70)	(1,170)	(1,240)
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	1	(1,170)	(1,169)
Balance at March 31, 2021	$(4,783)	$(177)	$(4,960)

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

	Three Months Ended March 31,
	2022	2021
Net income applicable to common stock	$2,053	$3,321

Average number of common shares outstanding	11,183,583	11,133,290
Less: Average unearned ESOP shares	368,235	390,056
Average number of common shares outstanding used to calculate basic earnings per common share	10,815,348	10,743,234
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	60,159	61,332
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	133,805	70,550
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,009,312	10,875,116

Earnings per Common share:
Basic	$0.19	$0.31
Diluted	$0.19	$0.31

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the continuing impact of the COVID-19 pandemic on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Critical Accounting Policies

For a detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of March 31, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets were $1.28 billion at both March 31, 2022 and December 31, 2021, with a small  increase of $318,000. The increase was primarily related to increases in loans receivable and deferred tax assets, offset by decreases in cash and due from banks and available for sale securities.

Cash and Due from Banks. Cash and due from banks decreased $4.7 million, or 6.6%, to $67.4 million at March 31, 2022 from $72.1 million at December 31, 2021 primarily due to an decrease in deposits held at the Federal Reserve Bank of New York as excess funds were used to purchase securities.

Investment Securities Available for Sale. Investment securities available for sale decreased $3.2 million, or 1.2%, to $277.0 million at March 31, 2022 from $280.3 million at December 31, 2021. This decrease was primarily due to calls and maturities of $16.5 million and an increase of $13.8 million in unrealized market losses, partially offset by $27.2 million in purchases.

Net Loans. Total net loans receivable were $860.2 million at March 31, 2022, an increase of $5.2 million, or 0.6%, as compared to $855.0 million at December 31, 2021. The increase was primarily due to increases of $22.5 million, or 5.9%, in indirect automobile loans and $3.4 million, or 1.4%, in non-residential commercial real estate loans, while commercial loans and multi-family loans decreased $13.7 million and $7.0 million, respectively.

Non-accrual loans and non-performing assets increased $47,000, or 0.7%, to $6.7 million at March 31, 2022. We had no other real estate owned in at the end of either period.

Total Liabilities. Total liabilities increased $9.0 million, or 0.8%, to $1.16 billion at March 31, 2022, primarily due to an increase in deposits of $10.6 million and an increase in accrued expenses and other liabilities of $1.9 million, partially offset by a decrease in advances from the FHLB of $2.1 million and a decrease in mortgagors’ escrow accounts of $1.4 million.

Deposits. Deposits increased $10.6 million, or 1.0%, to $1.11 billion at March 31, 2022. Interest bearing accounts grew $20.8 million, or 2.6%, to $808.0 million while non-interest bearing balances decreased $10.2 million, or 3.2%, finishing the first three months of 2022 at $304.6 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts increased $35.2 million, which was partially offset by a decrease in time deposits of $14.4 million. The continued growth in the deposits was primarily due to the addition of four branches during 2021.

Borrowed Funds. Advances from the FHLB decreased $2.1 million, or 11.7%, from $18.0 million at December 31, 2021 to $15.9 million at March 31, 2022, as the Company was able to utilize increased deposits to fund asset growth.

Stockholders’ Equity. Stockholders' equity decreased $8.7 million to $117.3 million at March 31, 2022, primarily due to an increase in the net unrealized loss on available for sale securities of $10.9 million partially offset by $2.1 million in net income. At March 31, 2022, the Company’s book value per share was $10.38 and the Company’s ratio of stockholders’ equity-to-total assets was 9.15%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.7 million at March 31, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

Net Income. Net income for the three months ended March 31, 2022 decreased $1.3 million, or 38.2%, to $2.1 million, or $0.19 per diluted share, compared to net income of $3.3 million, or $0.31 per diluted share, for the three months ended March 31, 2021. Interest and dividend income decreased $78,000, or 0.7%, interest expense decreased $410,000, or 32.3%, the provision for loan losses increased $290,000, non-interest income decreased $530,000, or 23.7%, while other expenses and taxes increased $780,000, or 8.9%, between comparable quarters.

Net Interest Income. Net interest income increased $332,000, or 3.4%, to $10.1 million for the three months ended March 31, 2022, compared to $9.8 million for the quarter ended March 31, 2021.  The ratio of average interest-earning assets to average interest-bearing liabilities improved 0.9% to 145.18% while our net interest margin decreased by 23 basis points to 3.42% when comparing the first quarter of 2022 to the same period in 2021.

Interest Income. Interest income decreased $78,000, or 0.7%, to $11.0 million for the three months ended March 31, 2022 from $11.1 million for the comparable 2021 period. An increase in interest and dividends on securities was offset by a decrease in interest and fees on loans. The average yield decreased by 41 basis points to 3.71%, which was offset by an increase in the average balances of interest-earning assets of $111.3 million, or 10.2%, to $1.20 billion.

Interest Expense. Interest expense decreased $410,000, or 32.3%, from $1.3 million for the quarter ended March 31, 2021, to $860,000 for the quarter ended March 31, 2022. Interest rates on interest-bearing liabilities decreased 26 basis points to an average of 0.42% for the quarter ended March 31, 2022, which was offset by an increase in the average balance of total interest-bearing liabilities of $70.1 million, or 9.3%, to $826.1 million.

Provision for Loan Losses. The provision for loan losses increased by $290,000, from a credit to the provision of $69,000 for the quarter ended March 31, 2021 to an expense of $221,000 for the current quarter. The credit for the first quarter of 2021 was primarily attributable to a decline in loan balances, exclusive of PPP loans, a reduction in specific allocations to the allowance for loan losses and a general improvement in the economic conditions as our customers showed  signs of recovering from the pandemic. The expense in the first quarter of 2022 was primarily due to growth in our indirect automobile and non-residential commercial real estate loan balances and changes to the qualitative factors impacting our multi-family real estate loan portfolio.

Net charge-offs for the quarter ended March 31, 2022 totaled $80,000 compared to $303,000 for the comparable period in 2021.  The decrease was primarily due to a $143,000 recovery of a residential mortgage loan, pricing gains on the sales of repossessed vehicles as used car prices have risen significantly, and an improvement in the overall economic environment.

Non-Interest Income. Non-interest income totaled $1.7 million for the three months ended March 31, 2022, a decrease of $530,000, or 23.7%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as a result of a decline in loan volume when compared to the first quarter in 2021 due to the higher interest rate environment and the lack of available housing inventory in our market area. For the quarter  ended March 31, 2022, the gain on sales of mortgage loans decreased $659,000, or 62.2%, as the Company sold $10.9 million of residential mortgage loans in the first quarter of 2022 as compared to $24.7 million in the first quarter of 2021. Gains related to the collection of life insurance proceeds of $195,000 and on the disposal of premises and equipment of $17,000, both of which only occurred in the first quarter of 2021, also contributed to the relative decrease in non-interest income.  These decreases were partially offset by an increase in investment advisory income of $123,000, or 56.7%, and an increase in service charges on deposit accounts, which increased $97,000, or 15.9%, as transaction volume increased and the ability to charge fees increased.

Non-Interest Expense. For the first quarter of 2022, non-interest expense totaled $9.1 million, an increase of $1.2 million, or 14.5%, over the comparable 2021 period. The increase was primarily due to an increase in salaries and benefits of $927,000, or 20.2%, due to the four new branches opened in 2021 as well as annual merit increases, production incentives and employee benefit increases. Also, the competitive pressures of the local job market has contributed to general increases in wages. For the three months ended March 31, 2022, occupancy expenses increased $144,000, or 15.1%, as a result of the additional rent, depreciation and other expenses related to the branch expansion. The addition of branches was also primarily responsible for increased data processing costs of $91,000 and increased marketing fees of $29,000. These increases were partially offset by decreased professional fees of $14,000 and a decrease in other non-interest expenses of $49,000, or 3.7%.

Income Taxes. Income taxes decreased by $372,000 for the three months ended March 31, 2022 as compared to the comparable period in 2021 as our income before income taxes decreased. Our effective tax rate for the three months ended March 31, 2022 was 17.9% compared to 19.8% for the three months ended March 31, 2021.

Average Balance Sheets for the Three Months Ended March 31, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$49,343	$19	0.16%	$84,266	$19	0.09%
Loans(1)	859,810	10,081	4.76%	880,712	10,670	4.91%
Available for sale securities	290,227	874	1.22%	123,086	363	1.20%
Total interest-earning assets	1,199,380	10,974	3.71%	1,088,064	11,052	4.12%
Non-interest-earning assets	78,061			57,927
Total assets	$1,277,441			$1,145,991
Liabilities and equity:
NOW accounts	$158,501	$55	0.14%	$137,701	$60	0.18%
Money market accounts	302,634	365	0.49%	205,663	327	0.64%
Savings accounts	185,523	69	0.15%	161,425	67	0.17%
Certificates of deposit	150,333	236	0.64%	192,056	548	1.16%
Total interest-bearing deposits	796,991	725	0.37%	696,845	1,002	0.58%
Escrow accounts	7,347	20	1.10%	6,820	19	1.13%
Federal Home Loan Bank advances	16,649	85	2.07%	47,253	221	1.90%
Subordinated debt	5,155	30	2.36%	5,155	28	2.20%
Other interest-bearing liabilities	29,151	135	1.88%	59,228	268	1.84%
Total interest-bearing liabilities	826,142	860	0.42%	756,073	1,270	0.68%
Non-interest-bearing deposits	305,329			253,365
Other non-interest-bearing liabilities	21,068			18,374
Total liabilities	1,152,539			1,027,812
Total stockholders’ equity	124,902			118,179
Total liabilities and stockholders’ equity	$1,277,441			$1,145,991
Net interest income		$10,114			$9,782
Interest rate spread			3.29%			3.44%
Net interest margin(2)			3.42%			3.65%
Average interest-earning assets to average interest-bearing liabilities			145.18%			143.91%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

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

	Three Months Ended March 31, 2022
	Compared to Three Months Ended
	March 31, 2021
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(10)	$10	$—
Loans receivable	(250)	(339)	(589)
Marketable securities	503	8	511
Total interest-earning assets	243	(321)	(78)
Interest expense:
Deposits	46	(322)	(276)
Escrow accounts	1	—	1
Federal Home Loan Bank advances	(155)	19	(136)
Subordinated debt	—	1	1
Total interest-bearing liabilities	(108)	(302)	(410)
Net increase in net interest income	$351	$(19)	$332

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors maintains a management-level Asset/Liability Management Committee (the “ALCO”), which takes primary responsibility for reviewing the Company’s asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes from various modeling scenarios. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2022 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$161,330	$(5,814)	(3.5)%	13.68%	4.7%
300	164,243	(2,901)	(1.7)%	13.66%	4.5%
200	166,106	(1,038)	(0.6)%	13.55%	3.6%
100	167,736	592	0.4%	13.39%	2.5%
0	167,144	—	—%	13.07%	—%
(100)	$138,713	$(28,431)	(17.0)%	10.62%	(18.7)%

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $7.5 million and $2.6 million for the three-month periods ended March 31, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $19.4 million and $35.7 for the three-month periods ended March 31, 2022 and 2021, respectively, principally reflecting our investment security and loan activities in the respective periods. We also received $32.8 million in cash from the acquisition of two branches in 2021. Cash outlays for the purchase of securities decreased from $88.4 million for the three-month period ended March 31, 2021 to $27.2 million for the period ended March 31, 2022. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $16.5 million and $14.4 million in the three months ended March 31, 2022 and 2021, respectively. We had cash flows from a net increase in loans of $8.2 million for the three months ended March 31, 2022 compared to a net decrease of $4.9 million for the three months ended March 31, 2021. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $7.1 million in the three months ended March 31, 2022, and $29.4 million in comparable 2021 period.

At March 31, 2022, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and due from banks	$67,365
Unencumbered securities	270,713
Amount available from the Paycheck Protection Plan Loan Facility	13,756
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured FHLB credit facility	159,430
Total available sources of funds	$571,264

The following table summarizes our main contractual obligations and other commitments to make future payments as of March 31, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	March 31, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$15,928	$15,928	$—	$—
Operating lease agreements	8,982	640	3,272	5,070
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	142,501	107,282	35,219	—
Total contractual obligations	$172,566	$123,850	$38,491	$10,225

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as employment related issues, claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incidental to our business. At March 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

101.0

The following materials for the period ended March 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 12, 2022	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 12, 2022	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer