Form 10-Q
period 2022-06-30
Rhinebeck Bancorp, Inc.
filed 2022-08-11
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

Yes     ☐    No   ☒

As of August 1, 2022, there were 11,296,103 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$39,922	$72,091
Available for sale securities (at fair value)	245,628	280,283
Loans receivable (net of allowance for loan losses of $8,169 and $7,559, respectively)	927,188	854,967
Federal Home Loan Bank stock	1,731	1,322
Accrued interest receivable	3,298	3,366
Cash surrender value of life insurance	29,449	29,131
Deferred tax assets (net of valuation allowance of $470 and $454, respectively)	7,962	3,352
Premises and equipment, net	19,067	19,183
Goodwill	2,235	2,235
Intangible assets, net	382	433
Other assets	15,948	14,803
Total assets	$1,292,810	$1,281,166
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$304,314	$314,814
Interest bearing	808,115	787,185
Total deposits	1,112,429	1,101,999

Mortgagors’ escrow accounts	12,596	9,130
Advances from the Federal Home Loan Bank	23,806	18,041
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	25,483	20,872
Total liabilities	1,179,469	1,155,197

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,296,103 at June 30, 2022 and December 31, 2021)	113	113
Additional paid-in capital	46,881	46,573
Unearned common stock held by the employee stock ownership plan	(3,601)	(3,709)
Retained earnings	93,709	89,627
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(19,198)	(2,734)
Defined benefit pension plan, net of taxes	(4,563)	(3,901)
Total accumulated other comprehensive loss	(23,761)	(6,635)
Total stockholders’ equity	113,341	125,969
Total liabilities and stockholders’ equity	$1,292,810	$1,281,166

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$10,727	$9,650	$20,808	$20,320
Interest and dividends on securities	968	574	1,842	937
Other income	44	13	63	32
Total interest and dividend income	11,739	10,237	22,713	21,289
Interest Expense
Interest expense on deposits	766	930	1,511	1,950
Interest expense on borrowings	106	178	221	428
Total interest expense	872	1,108	1,732	2,378
Net interest income	10,867	9,129	20,981	18,911
Provision for (credit to) loan losses	346	(1,148)	567	(1,217)
Net interest income after provision for (credit to) loan losses	10,521	10,277	20,414	20,128
Non-interest Income
Service charges on deposit accounts	706	618	1,412	1,227
Net realized loss on sales and calls of securities	(162)	—	(162)	—
Net gain on sales of loans	293	618	693	1,677
Increase in cash surrender value of life insurance	161	160	318	254
Net gain from sale of other real estate owned	—	2	—	2
Gain on disposal of premises and equipment	—	—	—	17
Gain on life insurance	—	—	—	195
Investment advisory income	363	358	703	575
Other	142	100	250	150
Total non-interest income	1,503	1,856	3,214	4,097
Non-interest Expense
Salaries and employee benefits	5,517	4,995	11,036	9,587
Occupancy	1,199	1,038	2,297	1,992
Data processing	456	424	942	819
Professional fees	479	528	873	936
Marketing	201	146	318	234
FDIC deposit insurance and other insurance	194	170	376	341
Other real estate owned expense	—	2	—	3
Amortization of intangible assets	24	29	51	42
Other	1,415	1,544	2,697	2,875
Total non-interest expense	9,485	8,876	18,590	16,829
Income before income taxes	2,539	3,257	5,038	7,396
Provision for income taxes	510	692	956	1,510
Net income	$2,029	$2,565	$4,082	$5,886

Earnings per common share:
Basic	$0.19	$0.24	$0.38	$0.55
Diluted	$0.18	$0.23	$0.37	$0.54

Weighted average shares outstanding, basic	10,820,802	10,748,688	10,818,075	10,745,961
Weighted average shares outstanding, diluted	10,992,428	10,928,343	11,001,460	10,902,916

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$2,029	$2,565	$4,082	$5,886
Other Comprehensive (Loss) Income:
Unrealized holding (losses) gains arising during the period	(7,156)	64	(21,003)	(1,417)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	162	—	162	—
Net unrealized (losses) gains on available for sale securities	(6,994)	64	(20,841)	(1,417)
Tax effect (a)	1,469	(13)	4,377	298
Unrealized (losses) gains on available for sale securities, net of tax	(5,525)	51	(16,464)	(1,119)
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(972)	136	(972)	47
Reclassification adjustment for amortization of net actuarial loss (b)	134	89	134	179
Total	(838)	225	(838)	226
Tax effect (c)	176	(47)	176	(47)
Defined benefit pension plan (losses) gains, net of tax	(662)	178	(662)	179
Other comprehensive (loss) income:	(6,187)	229	(17,126)	(940)
Total Comprehensive (Loss) Income	$(4,158)	$2,794	$(13,044)	$4,946
(a)

Includes $34 for the three and six months ended June 30, 2022 and $0 for the three and six months ended June 30, 2021, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $28 for the three and six months ended June 30, 2022 and $19 and $38 for the three and six months ended June 30, 2021, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153

Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

Net income	—	—	—	2,565	—	2,565
Other comprehensive income	—	—	—	—	229	229
ESOP shares committed to be allocated	—	3	54	—	—	57
Share-based compensation expense	—	155	—	—	—	155

Balance at June 30, 2021	$111	$46,346	$(3,819)	$83,955	$(4,731)	$121,862

Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152

Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

Net income	—	—	—	2,029	—	2,029
Other comprehensive loss	—	—	—	—	(6,187)	(6,187)
ESOP shares committed to be allocated	—	(1)	54	—	—	53
Share-based compensation expense	—	153	—	—	—	153

Balance at June 30, 2022	$113	$46,881	$(3,601)	$93,709	$(23,761)	$113,341

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$4,082	$5,886
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	130	94
Net realized loss on sales and calls of securities	162	—
Provision for (credit to) loan losses	567	(1,217)
Loans originated for sale	(16,425)	(41,644)
Proceeds from sale of loans	18,835	41,736
Net gain on sale of loans	(693)	(1,677)
Amortization of intangible assets	51	42
Depreciation and amortization	775	716
Gain from disposal of premises and equipment	—	(17)
Deferred income tax (benefit) expense	(57)	59
Increase in cash surrender value of insurance	(318)	(254)
Decrease (increase) in accrued interest receivable	68	(48)
Expense of earned ESOP shares	111	109
Share-based compensation expense	305	308
Increase in other assets	(1,145)	(4,923)
Increase in accrued expenses and other liabilities	3,773	3,334
Net cash provided by operating activities	10,221	2,504
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	14,825	2,000
Proceeds from maturities and principal repayments of securities	27,922	24,122
Purchases of securities	(29,225)	(126,637)
Net (purchases) redemptions of FHLB Stock	(409)	1,276
Net (increase) decrease in loans	(74,505)	14,095
Purchases of bank owned life insurance	—	(10,000)
Purchases of bank premises and equipment	(659)	(917)
Net proceeds from life insurance	—	341
Net cash received from acquisition (Note 2)	—	32,767
Proceeds from sale of other real estate owned	—	50
Net cash used in investing activities	(62,051)	(62,903)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	34,367	86,982
Net decrease in time deposits	(23,937)	(23,018)
Decrease in mortgagors' escrow accounts	3,466	3,315
Net increase (decrease) in short-term debt	7,038	(14,200)
Net decrease in long-term debt	(1,273)	(14,235)
Net cash provided by financing activities	19,661	38,844
Net decrease in cash and due from banks	(32,169)	(21,555)
Cash and Due from Banks
Beginning balance	72,091	93,485
Ending balance	$39,922	$71,930
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$1,740	$2,432
Income taxes	$957	$536
Noncash Investing Activities
Fair value of assets acquired	$—	$1,277
Fair value of liabilities assumed	$—	$34,044

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of June 30, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through June 30, 2022:

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,224	$—	$(1,966)	$38,258
U.S. government agency mortgage-backed securities–residential	185,427	—	(20,221)	165,206
U.S. government agency securities	24,791	—	(1,489)	23,302
Municipal securities(1)	5,146	—	(264)	4,882
Corporate bonds	13,700	10	(577)	13,133
Other	642	205	—	847
Total	$269,930	$215	$(24,517)	$245,628

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,273	$2	$(450)	$59,825
U.S. government agency mortgage-backed securities–residential	179,493	344	(3,346)	176,491
U.S. government agency securities	24,800	53	(131)	24,722
Municipal securities(1)	6,858	33	(40)	6,851
Corporate bonds	11,700	117	(65)	11,752
Other	620	22	—	642
Total	$283,744	$571	$(4,032)	$280,283
(1)	The issuers of municipal securities are all within New York State.

The following table presents the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$24,176	$(956)	$14,082	$(1,010)	$38,258	$(1,966)
U.S. government agency mortgage-backed securities-residential	128,642	(14,543)	36,564	(5,678)	165,206	(20,221)
U.S. government agency securities	22,403	(1,388)	899	(101)	23,302	(1,489)
Municipal securities	2,992	(147)	1,214	(117)	4,206	(264)
Corporate bonds	10,731	(568)	391	(9)	11,122	(577)
Total	$188,944	$(17,602)	$53,150	$(6,915)	$242,094	$(24,517)

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

At June 30, 2022, the Company had 239 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $24,517 with an aggregate depreciation of 10.13% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2022.

The amortized cost and fair value of available for sale debt securities at June 30, 2022 and December 31, 2021, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$6,945	$6,825	$12,729	$12,726
After 1 but within 5 years	56,211	52,954	67,912	67,463
After 5 but within 10 years	20,560	19,651	22,595	22,567
After 10 years	145	145	395	394
Total Maturities	83,861	79,575	103,631	103,150

Mortgage-backed securities	185,427	165,206	179,493	176,491
Other	642	847	620	642
Total	$269,930	$245,628	$283,744	$280,283

At June 30, 2022 and December 31, 2021, available for sale securities with a carrying value of $3,973 and $8,316, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at June 30, 2022 and December 31, 2021, $956 and $1,054 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the six months ended June 30, 2022, there was $14,826 in proceeds from the sales of available for sale securities with $162 in gross losses realized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2022	2021
Commercial real estate loans:
Construction	$11,568	$10,095
Non-residential	258,179	245,568
Multi-family	67,953	55,926
Residential real estate loans	39,622	35,646
Commercial and industrial loans(1)	91,454	104,323
Consumer loans:
Indirect automobile	434,579	382,088
Home equity	11,588	11,857
Other consumer	9,021	7,955
Total gross loans	923,964	853,458
Net deferred loan costs	11,393	9,068
Allowance for loan losses	(8,169)	(7,559)
Total net loans	$927,188	$854,967
(1)	Includes $3,560 and $29,464 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $2,232 and $3,950, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	June 30, 2022
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$11,568	$—	$—	$11,568
Non-residential	246,805	8,026	3,348	258,179
Multifamily	67,953	—	—	67,953
Residential real estate	37,746	—	1,876	39,622
Commercial and industrial	86,772	4,201	481	91,454
Consumer:
Indirect automobile	434,045	—	534	434,579
Home equity	11,466	—	122	11,588
Other consumer	8,983	—	38	9,021
Total	$905,338	$12,227	$6,399	$923,964

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2022
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$11,568	$—	$—	$—	$11,568	$—
Non-residential	256,336	—	29	1,814	258,179	1,814
Multifamily	67,953	—	—	—	67,953	—
Residential real estate	37,695	1,322	—	605	39,622	1,876
Commercial and industrial	90,702	456	90	206	91,454	206
Consumer:
Indirect automobile	426,047	7,051	959	522	434,579	534
Home equity	11,378	96	90	24	11,588	122
Other consumer	8,868	73	42	38	9,021	38
Total	$910,547	$8,998	$1,210	$3,209	$923,964	$4,590

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,095	$—	$—	$—	$10,095	$—
Non-residential	242,205	115	527	2,721	245,568	2,721
Multifamily	55,926	—	—	—	55,926	—
Residential real estate	34,363	57	242	984	35,646	2,230
Commercial and industrial	103,517	246	—	560	104,323	687
Consumer:
Indirect automobile	374,729	5,977	715	667	382,088	734
Home equity	11,429	149	106	173	11,857	270
Other consumer	7,702	153	53	47	7,955	47
Total	$839,966	$6,697	$1,643	$5,152	$853,458	$6,689

The following tables summarize information regarding impaired loans by loan portfolio class:

	June 30, 2022
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,814	$2,885	$—	$2,461
Residential real estate	1,876	2,476	—	2,162
Commercial and industrial	199	252	—	608
Consumer:
Indirect automobile	308	378	—	294
Home equity	122	123	—	185
Other consumer	38	42	—	42
Total	$4,357	$6,156	$—	$5,752
With an allowance recorded:
Commercial and industrial	$7	$7	$7	$2
Consumer:
Indirect automobile	226	233	30	291
Other consumer	—	—	—	9
Total	$233	$240	$37	$302
Total:
Commercial real estate:
Non-residential	$1,814	$2,885	$—	$2,461
Residential real estate	1,876	2,476	—	2,162
Commercial and industrial	206	259	7	610
Consumer:
Indirect automobile	534	611	30	585
Home equity	122	123	—	185
Other consumer	38	42	—	51
Total	$4,590	$6,396	$37	$6,054

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as TDRs. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At June 30, 2022 and December 31, 2021, three loans totaling $1,368 and $1,440, included in impaired loans, were identified as TDRs. There were no new TDRs in 2021 or the first six months of 2022. At June 30, 2022 and December 31, 2021, all TDR loans were performing in accordance with their restructured terms. At June 30, 2022 and December 31, 2021, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with the contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2022 and December 31, 2021, the Company was servicing loans for participants aggregating $7,779 and $3,962, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $649 and $935 at June 30, 2022 and December 31, 2021, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $310,670 and $314,953 as of June 30, 2022 and December 31, 2021, respectively.

The balances of capitalized servicing rights, included in other assets at June 30, 2022 and December 31, 2021, were $2,598 and $2,633, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the period ended June 30, 2022 or the year ended December 31, 2021.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2022
Allowance for loan losses:
Beginning balance	$3,314	$55	$743	$3,535	$53	$7,700
Provision for loan losses	126	4	115	60	41	346
Loans charged-off	—	—	—	(407)	(38)	(445)
Recoveries	—	—	1	550	17	568
Ending balance	$3,440	$59	$859	$3,738	$73	$8,169

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2021
Allowance for loan losses:
Beginning balance	$4,162	$131	$1,319	$5,512	$137	$11,261
(Credit to) provision for loan losses	671	(11)	(647)	(1,366)	205	(1,148)
Loans charged-off	—	—	(1)	(491)	(6)	(498)
Recoveries	—	—	88	416	7	511
Ending balance	$4,833	$120	$759	$4,071	$343	$10,126

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2022

Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
Provision for (credit to) loan losses	123	(105)	133	355	61	567
Loans charged-off	—	(44)	—	(1,054)	(61)	(1,159)
Recoveries	—	154	1	1,021	26	1,202
Ending balance	$3,440	$59	$859	$3,738	$73	$8,169
Ending balance:
Loans deemed impaired	$—	$—	$7	$30	$—	$37
Loans not deemed impaired	$3,440	$59	$852	$3,708	$73	$8,132
Loan receivables:
Ending balance	$337,700	$39,622	$91,454	$434,579	$20,609	$923,964
Ending balance:
Loans deemed impaired	$1,814	$1,876	$206	$534	$160	$4,590
Loans not deemed impaired	$335,886	$37,746	$91,248	$434,045	$20,449	$919,374

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2021
Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(521)	—	(378)	(509)	191	(1,217)
Loans charged-off	—	—	(1)	(1,117)	(9)	(1,127)
Recoveries	—	3	88	723	23	837
Ending balance	$4,833	$120	$759	$4,071	$343	$10,126
Ending balance:
Loans deemed impaired	$—	$—	$285	$51	$—	$336
Loans not deemed impaired	$4,833	$120	$474	$4,020	$343	$9,790
Loan receivables:
Ending balance	$287,920	$38,392	$144,620	$372,479	$21,496	$864,907
Ending balance:
Loans deemed impaired	$2,426	$2,537	$848	$396	$468	$6,675
Loans not deemed impaired	$285,494	$35,855	$143,772	$372,083	$21,028	$858,232

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2021
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$3,317	$54	$725	$3,348	$47	$7,491
Loan receivables:
Ending balance	$311,589	$35,646	$104,323	$382,088	$19,812	$853,458
Ending balance:
Loans deemed impaired	$2,721	$2,230	$687	$734	$317	$6,689
Loans not deemed impaired	$308,868	$33,416	$103,636	$381,354	$19,495	$846,769

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Beginning balance	$2,235	$1,410
Acquisition activity	—	825

Ending balance	$2,235	$2,235

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first six months of 2022 or the year ended December 31, 2021.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2022	2021
Beginning balance	$433	$199
Acquisition activity	—	330
Amortization	(51)	(96)

Ending balance	$382	$433
Accumulated amortization and impairment	$895	$844

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $51 and $42 of amortization expense related to its intangible assets for the six months ended June 30, 2022 and 2021, respectively. The Company recognized $24 and $29 of amortization expense related to its intangible assets for the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2022	$48
2023	88
2024	79
2025	60
2026	29
Thereafter	78
Total	$382

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	June 30,	December 31,
	2022	2021
Land	$3,732	$3,732
Buildings and improvements	27,376	27,151
Furniture, fixtures and equipment	14,447	14,107
Construction in process	255	161
Total	45,810	45,151
Less accumulated depreciation	(26,743)	(25,968)
Net	$19,067	$19,183

7.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2022	2021
Non-interest bearing demand deposits	$304,314	$314,814
Interest bearing accounts:
NOW	162,418	158,615
Savings	192,812	182,564
Money market	319,923	289,107
Time certificates of deposit	132,962	156,899
Total interest bearing accounts	808,115	787,185
Total deposits	$1,112,429	$1,101,999

Included in time certificates of deposit at June 30, 2022 and December 31, 2021 were reciprocal deposits totaling $16,120 and $21,083, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $17,476 and $23,704 as of June 30, 2022 and December 31, 2021, respectively.

Contractual maturities of time certificates of deposit at June 30, 2022 are summarized below:

June 30,
2022
Within 1 year	$103,095
1 – 2 years	16,121
2 – 3 years	6,656
3 – 4 years	4,875
4 – 5 years	2,215
Total	$132,962

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2022 and December 31, 2021, the Bank had access to a preapproved secured line of credit with the FHLB of $646,306 and $640,500, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2022 and

December 31, 2021, the Bank had pledged assets of $165,430 and $170,385, respectively.

The outstanding principal amounts and the related terms and rates at June 30, 2022 were as follows:

Term	Principal	Maturity	Rate	Due in one year
3 year amortizing	3,806	February 28, 2023	1.32%	3,806
Fixed short-term	20,000	July 1, 2022	1.32%	20,000
Total	$23,806	Weighted Average Rate	1.32%	$23,806

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2022 or December 31, 2021.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 2.00% (3.50% at June 30, 2022 and 2.16% at December 31, 2021) mature on May 23, 2035.

As it is anticipated that LIBOR will be discontinued after June 2023, the Company is reviewing the agreements for the above debt to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2022 or December 31, 2021.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either June 30, 2022 or December 31, 2021.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	June 30,	December 31,
	2022	2021
Projected and accumulated benefit obligation	$(18,899)	$(23,055)
Plan assets at fair value	17,897	22,839
Funded status included in accrued expenses and other liabilities	$(1,002)	$(216)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Six months ended June 30,
	2022	2021
Interest cost	$317	$295
Expected return on plan assets	(503)	(472)
Amortization of unrecognized loss	133	179
Net periodic (benefit) cost	$(53)	$2

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in ten diversified investment funds.

As of June 30, 2022, the investment funds included seven equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first six months of 2022 or 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,609	$—	$—	$12,609
Equity	5,288	—	—	5,288
Total assets at fair value	$17,897	$—	$—	$17,897

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,689	$—	$—	$15,689
Equity	7,150	—	—	7,150
Total assets at fair value	$22,839	$—	$—	$22,839

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $602 and $527 for the six months ended June 30, 2022 and 2021, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2022 and December 31, 2021, total amounts due to participants of $2,615 and $2,877, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $114 and $71 for the six months ended June 30, 2022 and 2021, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2022 and December 31, 2021, $1,590 and $1,545, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $383 and $229 for the six months ended June 30, 2022 and 2021, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,447 and $1,423 at June 30, 2022 and December 31, 2021, respectively. The Company recognized expenses of $24 and $21 for the six-month periods ended June 30, 2022 and June 30, 2021, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,007 and $1,986 at June 30, 2022 and December 31, 2021, respectively. The Company recognized expenses of $42 and $37 for the six months ended June 30, 2022 and 2021, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2022). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2022 was $3,917. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Six months ended	Year ended
	June 30,	December 31,
	2022	2021
Allocated	65,463	43,642
Committed to be allocated	10,908	21,821
Unallocated	360,054	370,962
Paid out to participants	(1,252)	(1,252)
Total shares	435,173	435,173

The fair value of unallocated shares was $3,330 at June 30, 2022.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2022 and 2021 was $111 and $109, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “EIP”).  The  EIP authorizes the issuance to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represent 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the stock offering of Rhinebeck Bancorp, including the shares issued to Rhinebeck Bancorp, MHC.

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of June 30, 2022, there were 102,146 stock options and 49,110 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of June 30, 2022 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	439,596	$6.62	8.63
Options granted	-	-	-
Options exercised	-	-	-
Options Expired	(1,666)	6.57	-
Options outstanding at June 30, 2022	437,930	$6.62	8.17
Options exercisable at June 30, 2022	142,331	$6.62	8.17

At June 30, 2022, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,154. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2022.

As of June 30, 2022, there was $286 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.17 years.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2022:

Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	112,520	$6.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock at June 30, 2022	112,520	$6.57

As of June 30, 2022, there was $426 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.15 years.

For the six months ended June 30, 2022, share-based compensation of options and restricted stock under the plan totaled $305.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

10.  Leases

As of June 30, 2022, the Company leased real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 11.6 years and 12.0 years as of June 30, 2022 and December 31, 2021, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.52% and 2.51% in determining the lease liability as of June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022 and 2021, total operating lease costs were $397 and $344 and were included in occupancy and other expense. Deferred rent liability was $127 and $145 at June 30, 2022 and December 31, 2021, respectively. The right-of-use asset, included in other assets, was $7,512 and $7,839 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,512 and $7,839 as of June 30, 2022 and December 31, 2021, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

Years ending December 31:
2022	$427
2023	854
2024	857
2025	833
2026	728
Thereafter	5,070
Total future minimum lease payments	8,769
Amounts representing interest	(1,257)
Present Value of Net Future Minimum Lease Payments	$7,512

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2022	2021
Commitments to extend credit summarized as follows:
Future loan commitments	$8,748	$6,830
Undisbursed construction loans	19,524	15,191
Undisbursed home equity lines of credit	10,326	11,048
Undisbursed commercial and other line of credit	96,186	78,941
Standby letters of credit	3,702	3,068
Total	$138,486	$115,078

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

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $7 and $12 related to our swaps is recorded in other assets and other liabilities as of June 30, 2022 and December 31, 2021, respectively.

Summary information regarding these derivatives is presented below:

	June 30,	December 31,
	2022	2021
Notational amount	$31,173	$26,842
Fair value	$2,505	$644
Weighted average pay rates	3.94%	3.69%
Weighted average receive rates	2.90%	2.26%
Weighted average maturity (in years)	9.58	9.78

Number of Contracts	8	7

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$135,879	12.71%	$85,495	8.00%	$106,869	10.00%
Tier 1 capital (to risk-weighted assets)	127,710	11.95%	64,122	6.00%	85,495	8.00%
Common equity tier one capital (to risk weighted assets)	127,710	11.95%	48,091	4.50%	69,465	6.50%
Tier 1 capital (to average assets)	127,710	9.80%	52,109	4.00%	65,137	5.00%

	December 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$130,217	13.54%	$76,917	8.00%	$96,146	10.00%
Tier 1 capital (to risk-weighted assets)	122,658	12.76%	57,687	6.00%	76,917	8.00%
Common equity tier one capital (to risk weighted assets)	122,658	12.76%	43,266	4.50%	62,495	6.50%
Tier 1 capital (to average assets)	122,658	9.65%	50,865	4.00%	63,582	5.00%

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

Mortgagors’ Escrow Accounts

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2022
Assets:
U.S. Treasury securities	$38,258	$38,258	$—	$—
U.S. government agency mortgage-backed securities-residential	165,206	—	165,206	—
U.S. government agency securities	23,302	—	23,302	—
Municipal securities	4,882	—	4,737	145
Corporate Bonds	13,133	—	13,133	—
Other	847	—	847	—
Total available for sale securities	245,628	38,258	207,225	145
Loan level interest rate swaps	2,505	—	2,505	—
Total assets	$248,133	$38,258	$209,730	$145
Liabilities:
Loan level interest rate swaps	$2,505	$—	$2,505	$—
Total liabilities	$2,505	$—	$2,505	$—

	December 31, 2021
Assets:
U.S. Treasury securities	$59,825	$59,825	$—	$—
U.S. government agency mortgage-backed securities – residential	176,491	—	176,491	—
U.S. government agency securities	24,722	—	24,722	—
Municipal securities	6,851	—	6,706	145
Corporate Bonds	11,752	—	11,752	—
Other	642	—	642	—
Total available for sale securities	280,283	59,825	220,313	145
Loan level interest rate swaps	644	—	644	—
Total assets	$280,927	$59,825	$220,957	$145
Liabilities:
Loan level interest rate swaps	$644	$—	$644	$—
Total liabilities	$644	$—	$644	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2022
Impaired loans, with specific reserves	$196	$—	$—	$196
Total	$196	$—	$—	$196

	December 31, 2021
Impaired loans, with specific reserves	$321	$—	$—	$321
Total	$321	$—	$—	$321

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $233 and $389 with valuation allowances of $37 and $68, resulting in fair values of $196 and $321 at June 30, 2022 and December 31, 2021, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2022
Impaired loans	$196	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2021
Impaired loans	$321	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	June 30,		December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$39,922	$39,922	$72,091	$72,091
Available for sale securities (Level 1)	38,258	38,258	59,825	59,825
Available for sale securities (Level 2)	207,225	207,225	220,313	220,313
Available for sale securities (Level 3)	145	145	145	145
Loan level interest rate swaps (Level 2)	2,505	2,505	644	644
FHLB stock (Level 2)	1,731	1,731	1,322	1,322
Loans, net (Level 3)	927,188	911,405	854,967	855,542
Mortgage servicing rights (Level 3)	2,598	5,974	2,633	4,892
Financial Liabilities:
Deposits (Level 2)	1,112,429	985,761	1,101,999	1,083,541
Mortgagors' escrow accounts (Level 2)	12,596	12,598	9,130	9,137
FHLB advances (Level 2)	23,806	23,779	18,041	18,151
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	2,505	2,505	644	644

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at March 31, 2022	$(3,901)	$(13,673)	$(17,574)
Other comprehensive loss before reclassifications	(768)	(5,653)	(6,421)
Amounts reclassified from accumulated other comprehensive loss	106	128	234
Period change	(662)	(5,525)	(6,187)
Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)

Balance at March 31, 2021	$(4,783)	$(177)	$(4,960)
Other comprehensive gain (loss) before reclassifications	108	51	159
Amounts reclassified from accumulated other comprehensive loss	70	—	70
Period change	178	51	229
Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	(768)	(16,592)	(17,360)
Amounts reclassified from accumulated other comprehensive loss	106	128	234
Period change	(662)	(16,464)	(17,126)
Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)

Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive loss before reclassifications	37	(1,119)	(1,082)
Amounts reclassified from accumulated other comprehensive loss	142	—	142
Period change	179	(1,119)	(940)
Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income applicable to common stock	$2,029	$2,565	$4,082	$5,886

Average number of common shares outstanding	11,183,583	11,133,290	11,183,583	11,133,290
Less: Average unearned ESOP shares	362,781	384,602	365,508	387,329
Average number of common shares outstanding used to calculate basic earnings per common share	10,820,802	10,748,688	10,818,075	10,745,961
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	64,017	76,029	62,016	69,064
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	107,609	103,626	121,369	87,891
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,992,428	10,928,343	11,001,460	10,902,916

Earnings per Common share:
Basic	$0.19	$0.24	$0.38	$0.55
Diluted	$0.18	$0.23	$0.37	$0.54

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

●	negative financial impact from unfavorable regulatory penalties and/or settlements;

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

● changes in consumer spending, borrowing and savings habits;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
•	the failure to maintain current technologies;
•	the inability to successfully implement future information technology enhancements;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
•

the effects of the COVID-19 pandemic, or any other public health emergency, including the impact of government and regulatory responses, changes in consumer behavior, supply chain interruptions, loss or unavailability of employees, and other economic effects.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

For detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of June 30, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets were $1.29 billion at June 30, 2022 as compared to $1.28 billion at December 31, 2021, with an increase of $11.6 million, or 0.9%. The increase was primarily related to increases in loans receivable of $72.2 million and deferred tax assets of $4.6 million, offset by decreases in cash and due from banks of $32.2 million and available for sale securities of $34.7 million.

Cash and Due from Banks. Cash and due from banks decreased $32.2 million, or 44.6%, to $39.9 million at June 30, 2022 from $72.1 million at December 31, 2021 primarily due to a decrease in deposits held at the Federal Reserve Bank of New York as excess cash was used to fund loan growth.

Investment Securities Available for Sale. Investment securities available for sale decreased $34.7 million, or 12.4%, to $245.6 million at June 30, 2022 from $280.3 million at December 31, 2021, as excess funds were used to fund loan growth. This decrease was primarily due to paydowns, sales, calls and maturities of $42.9 million and an increase of $20.8 million in unrealized market losses, partially offset by $29.2 million in purchases.

Net Loans. Total net loans receivable were $927.2 million at June 30, 2022, an increase of $72.2 million, or 8.4%, as compared to $855.0 million at December 31, 2021. The increase was primarily due to increases of $52.5 million, or 13.7%, in indirect automobile loans and $26.1 million, or 8.4%, in commercial real estate loans, while commercial and industrial loans decreased $12.9 million, or 12.3%.

Non-accrual loans and non-performing assets decreased $2.1 million, or 31.4%, to $4.6 million at June 30, 2022 from $6.7 million at December 31, 2021. We had no other real estate owned at the end of either period.

Deferred Tax Assets. Deferred tax assets increased $4.6 million, or 137.5%, to $8.0 million at June 30, 2022, primarily due to an increase in the unrealized loss on available for sale securities, driven by the impacts of an increasing interest rate environment on market valuations. The unrealized loss on available for sale securities was $24.3 million at June 30, 2022 as compared to $3.5 million at December 31, 2021.

Total Liabilities. Total liabilities increased $24.3 million, or 2.1%, to $1.18 billion at June 30, 2022, primarily due to increases in deposits of $10.4 million, advances from the FHLB of $5.8 million, mortgagors’ escrow accounts of $3.5 million and accrued expenses and other liabilities of $4.6 million, the latter due to increases in pension and swap liabilities.

Deposits. Deposits increased $10.4 million, or 1.0%, to $1.11 billion at June 30, 2022 from $1.10 billion at December 31, 2021. Interest bearing accounts grew $20.9 million, or 2.7%, to $808.1 million while non-interest bearing balances decreased $10.5 million, or 3.3%, finishing the first six months of 2022 at $304.3 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts increased $44.9 million, or 7.1%, which was partially offset by a decrease in time deposits of $23.9 million, or 15.3%. The continued growth in deposits was primarily due to the addition of four branches during the first quarter of 2021.

Stockholders’ Equity. Stockholders' equity decreased $12.6 million to $113.3 million at June 30, 2022, primarily due to an increase in accumulated other comprehensive loss on available for sale securities of $16.5 million partially offset by $4.1 million in net income. At June 30, 2022, the Company’s book value per share was $10.03 and the Company’s ratio of stockholders’ equity-to-total assets was 8.77%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.6 million at June 30, 2022.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2022 and 2021

Net Income. Net income for the three months ended June 30, 2022 decreased $536,000, or 20.9%, to $2.0 million, or $0.18 per diluted share, compared to net income of $2.6 million, or $0.23 per diluted share, for the three months ended June 30, 2021. Interest and dividend income increased $1.5 million, or 14.7%, interest expense decreased $236,000, or 21.3%, the provision for loan losses increased $1.5 million, non-interest income decreased $353,000, or 19.0%, while other expenses and taxes increased $427,000, or 4.5%, between comparable quarters.

Net income for the six months ended June 30, 2022 decreased $1.8 million, or 30.6%, to $4.1 million, or $0.37 per diluted share, compared to net income of $5.9 million, or $0.54 per diluted share, for the six months ended June 30, 2021. Interest and dividend income increased $1.4 million, or 6.7%, interest expense decreased $646,000, or 27.2%, the provision for loan losses increased $1.8 million, or 146.6%, non-interest income decreased $883,000, or 21.6%, while other expenses and taxes increased $1.2 million, or 6.6%, between the comparable six-month periods.

Net Interest Income. Net interest income increased $1.7 million, or 19.0%, to $10.9 million for the three months ended June 30, 2022, compared to $9.1 million for the quarter ended June 30, 2021.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 0.7% to 142.77% while our net interest margin increased by 37 basis points to 3.63% when comparing the second quarter of 2022 to the same period in 2021.

Net interest income increased $2.1 million, or 10.9%, to $21.0 million for the six months ended June 30, 2022, compared to $18.9 million for the six months ended June 30, 2021.  The ratio of average interest-earning assets to average interest-bearing liabilities improved 0.1% to 143.95% while our net interest margin increased by 7 basis points to 3.52% for the six months ended June 30, 2022, compared to 3.45% for the same six month period in 2021.

Interest Income. Interest income increased $1.5 million, or 14.7%, to $11.7 million for the three months ended June 30, 2022 from $10.2 million for the comparable 2021 period. Both interest and fees on loans and interest and  dividends on securities increased as the average balances and  average yields both increased. For the three months ended June 30, 2022, the average balance of loans increased $33.2 million, while the average balance of available for sale securities increase $74.9 million when compared to the three months ended June 30, 2021. The average yield on loans increased 31 basis points, while the average yield on available for sale securities increased 26 basis points. The average yield of interest-earning assets increased by 26 basis points to 3.92% and the average balances of interest-earning assets increased $78.8 million, or 7.0%.

Interest income increased $1.4 million, or 6.7%, to $22.7 million for the six months ended June 30, 2022 from $21.3 million for the comparable 2021 period. Interest and dividends on securities and, to a lesser extent, interest and fees on loans both increased. For the six months ended June 30, 2022, the average balance of loans increased $6.3 million, while the average balance of available for sale securities increase $120.7 million when compared to the six months ended June 30, 2021.  The average yield on loans increased 8 basis points, while the average yield on available for sale securities increased 13 basis points. The average yield of interest-earning assets decreased by 6 basis points to 3.82%, which was offset by an increase in the average balances of interest-earning assets of $95.0 million, or 8.6%.

Interest Expense. Interest expense decreased $236,000, or 21.3%, from $1.1 million for the quarter ended June 30, 2021, to $872,000 for the quarter ended June 30, 2022. The average cost of interest-bearing liabilities decreased 15 basis points to 0.42% for the quarter ended June 30, 2022, which was offset by an increase in the average balance of total interest-bearing liabilities of $60.9 million, or 7.8%, to $841.8 million. For the three months ended June 30, 2022 and 2021, the average cost of interest-bearing deposits decreased by 13 basis points. An increase of $120.8 million, or 21.9%, in the average balance of our core deposits was partially offset by a decrease of $46.0 million, or 24.9%, in the average balance of certificates of deposit.

Interest expense decreased $646,000, or 27.2%, from $2.4 million for the six months ended June 30, 2021, to $1.7 million for the six months ended June 30, 2022. The average cost of interest-bearing liabilities decreased 20 basis points to 0.42% for the six months ended June 30, 2022, which was offset by an increase in the average balance of total interest-bearing liabilities of $65.5 million, or 8.5%, to $834.0 million. For the six-month periods ended June 30, 2022 and 2021, the average cost of interest-bearing deposits decreased by 16 basis points. An increase of $131.3 million, or 24.8%, in the average balance of our core deposits was partially offset by a decrease of $43.9 million, or 23.3%, in the average balance of certificates of deposit.

Provision for Loan Losses. We recorded a provision for loan losses of $346,000 for the quarter ended June 30, 2022, which represented a $1.5 million increase from a credit to the provision of $1.1 million for the prior year comparable quarter. We recorded a provision for loan losses of $567,000 for the six months ended June 30, 2022, which represented a $1.8 million increase from a credit to the provision of $1.2 million for the six months ended June 30, 2021 . The credit to the provision for the three and six months ended June 30, 2021 was primarily attributable to a decline in loan balances, exclusive of PPP loans, a reduction in specific allocations to the allowance for loan losses and a general improvement in economic conditions as our customers showed signs of recovering from the pandemic. An increase in loan balances in 2022 was the primary factor leading to the increase in the provision.

Recoveries outpaced charge-offs, resulting in net recoveries of $123,000 and $13,000 for the quarters ended June 30, 2022 and 2021, respectively.  A net recovery for the six months ended June 30, 2022 totaled $43,000 compared to a net charge-off of $290,000 for the comparable period in 2021.  The year-to-date net recoveries in 2022 were primarily due to a $143,000 recovery of a residential mortgage loan, pricing gains on the sales of repossessed vehicles as used car prices have risen significantly, and an improvement in the overall economic environment. There was a general overall improvement in loan quality during the first six months of 2022 as overdue account balances fell $75,000 and non-performing assets decreased $2.1 million.

Non-Interest Income. Non-interest income totaled $1.5 million for the three months ended June 30, 2022, a decrease of $353,000, or 19.0%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to the increasing interest rate environment. Gain on sales of mortgage loans decreased $325,000, or 52.6%, compared to the prior year quarter as the Company sold $7.2 million of residential mortgage loans in the second quarter of 2022 as compared to $15.3 million in the second quarter of 2021. A net realized loss on the sale of securities of $162,000 in the second quarter of 2022 also contributed to the decrease in non-interest income.  These decreases were partially offset by an increase in service charges on deposit accounts of $88,000, or 14.2%, as transaction volume increased.

For the six months ended June 30, 2022, total non-interest income decreased $883,000, or 21.6%. The reduction between periods was mostly due to the decrease in the gain on the sale of mortgage loans of $984,000, or 58.7%, the 2021 one-time gain from the collection of a life insurance claim of $195,000 and a net realized loss in 2022 from the sale of securities of $162,000, partially offset by an increase in service charges on deposit accounts of $185,000, an improvement in investment advisory income of $128,000, a $64,000 increase in the cash value of life insurance, and a net improvement of $83,000 in other income items.

Non-Interest Expense. For the second quarter of 2022, non-interest expense totaled $9.5 million, an increase of $609,000, or 6.9%, over the comparable 2021 period. The increase was primarily due to an increase in salaries and benefits of $522,000, or 10.5%,  due to the addition of new positions, annual merit increases, production incentives and employee benefit increases, as well as the competitive pressures of the current job market. For the three months ended June 30, 2022, occupancy expenses increased $161,000, or 15.5%, primarily resulting from inflationary pressures on our service contracts. Marketing expense increased by $55,000, data processing costs increased $32,000 and FDIC insurance costs increased $24,000. These increases were partially offset by decreased professional fees of $49,000 and a decrease in other non-interest expenses of $129,000, or 8.4%.

For the six months ended June 30, 2022, non-interest expense totaled $18.6 million, an increase of $1.8 million, or 10.5%, over the comparable 2021 period. The increase was primarily due to an increase in salaries and benefits of $1.4 million, or 15.1%, due to branch expansion, additional new positions, annual merit increases, production incentives and employee benefit increases, as well as the competitive pressures of the current job market. For the six months ended June 30, 2022, occupancy expenses increased $305,000, or 15.3%, as a result of the additional rent, depreciation and other expenses related to branch expansion. The addition of branches was also primarily responsible for increased data processing costs of $123,000, increased marketing expense of $84,000 and increased FDIC insurance costs of $35,000. These increases were partially offset by decreased professional fees of $63,000 and a decrease in other non-interest expenses of $178,000, or 6.2%.

Income Taxes. Income taxes decreased by $182,000 for the three months ended June 30, 2022 as compared to the same three month period in 2021 as our income before income taxes decreased. Our effective tax rate for the three months ended June 30, 2022 was 20.1% compared to 21.3% for the three months ended June 30, 2021.

Income taxes decreased by $554,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 as our income before income taxes decreased. Our effective tax rate for the six months ended June 30, 2022 was 19.0% compared to 20.4% for the six months ended June 30, 2021.

Average Balance Sheets for the Three and Six Months Ended June 30, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$28,580	$44	0.62%	$57,878	$13	0.09%
Loans(1)	905,692	10,727	4.75%	872,465	9,650	4.44%
Available for sale securities	267,531	968	1.45%	192,669	574	1.19%
Total interest-earning assets	1,201,803	11,739	3.92%	1,123,012	10,237	3.66%
Non-interest-earning assets	82,833			75,570
Total assets	$1,284,636			$1,198,582
Liabilities and equity:
NOW accounts	$162,178	$58	0.14%	$147,048	$65	0.18%
Money market accounts	319,661	398	0.50%	230,284	357	0.62%
Savings accounts	191,445	75	0.16%	175,103	75	0.17%
Certificates of deposit	138,566	205	0.59%	184,547	404	0.88%
Total interest-bearing deposits	811,850	736	0.36%	736,982	901	0.49%
Escrow accounts	10,642	30	1.13%	9,996	29	1.16%
Federal Home Loan Bank advances	14,148	68	1.93%	28,713	150	2.10%
Subordinated debt	5,155	38	2.96%	5,155	28	2.18%
Other interest-bearing liabilities	29,945	136	1.82%	43,864	207	1.89%
Total interest-bearing liabilities	841,795	872	0.42%	780,846	1,108	0.57%
Non-interest-bearing deposits	304,643			276,948
Other non-interest-bearing liabilities	22,940			20,298
Total liabilities	1,169,378			1,078,092
Total stockholders’ equity	115,258			120,490
Total liabilities and stockholders’ equity	$1,284,636			$1,198,582
Net interest income		$10,867			$9,129
Interest rate spread			3.50%			3.09%
Net interest margin(2)			3.63%			3.26%
Average interest-earning assets to average interest-bearing liabilities			142.77%			143.82%
(1)	Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $412,000 and $460,000 for the three months ended June 30, 2022 and 2021.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Six Months Ended June 30,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$38,904	$63	0.33%	$70,999	$32	0.09%
Loans(1)	882,878	20,808	4.75%	876,566	20,320	4.67%
Available for sale securities	278,816	1,842	1.33%	158,070	937	1.20%
Total interest-earning assets	1,200,598	22,713	3.82%	1,105,635	21,289	3.88%
Non-interest-earning assets	80,460			66,796
Total assets	$1,281,058			$1,172,431
Liabilities and equity:
NOW accounts	$160,349	$113	0.14%	$142,400	$125	0.18%
Money market accounts	311,194	763	0.49%	218,041	683	0.63%
Savings accounts	188,500	145	0.16%	168,302	142	0.17%
Certificates of deposit	144,417	440	0.61%	188,281	952	1.02%
Total interest-bearing deposits	804,460	1,461	0.37%	717,024	1,902	0.53%
Escrow accounts	9,004	50	1.12%	8,417	48	1.15%
FHLB and FRB advances	15,392	153	2.00%	37,931	371	1.97%
Subordinated debt	5,155	68	2.66%	5,155	57	2.23%
Other interest-bearing liabilities	29,551	271	1.85%	51,503	476	1.86%
Total interest-bearing liabilities	834,011	1,732	0.42%	768,527	2,378	0.62%
Non-interest-bearing deposits	304,984			265,222
Other non-interest-bearing liabilities	22,009			19,341
Total liabilities	1,161,004			1,053,090
Total stockholders’ equity	120,054			119,341
Total liabilities and stockholders’ equity	$1,281,058			$1,172,431
Net interest income		$20,981			$18,911
Interest rate spread			3.40%			3.26%
Net interest margin(2)			3.52%			3.45%
Average interest-earning assets to average interest-bearing liabilities			143.95%			143.86%
(1)	Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $1.1 million and $1.2 million for the six months ended June 30, 2022 and 2021.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume (in thousands). The Company does not have any excludable out-of-period items or adjustments.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2021			June 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(10)	$41	$31	$(20)	$51	$31
Loans receivable	377	700	1,077	147	341	488
Available for sale securities	254	140	394	787	118	905
Total interest-earning assets	621	881	1,502	914	510	1,424
Interest expense:
Deposits	46	(211)	(165)	91	(532)	(441)
Escrow accounts	2	(1)	1	3	(1)	2
Federal Home Loan Bank advances	(71)	(11)	(82)	(224)	6	(218)
Subordinated debt	—	10	10	—	11	11
Total interest-bearing liabilities	(23)	(213)	(236)	(130)	(516)	(646)
Net increase in net interest income	$644	$1,094	$1,738	$1,044	$1,026	$2,070

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at June 30, 2022 (dollars in thousands).

				Net Economic
				Value as Percent of
	Net Economic Value			of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$194,880	$(20,654)	(9.6)%	16.56%	(2.0)%
300	201,084	(14,450)	(6.7)%	16.76%	(0.8)%
200	206,365	(9,169)	(4.3)%	16.86%	(0.2)%
100	211,935	(3,599)	(1.7)%	16.96%	0.4%
0	215,534	—	—%	16.90%	—%
(100)	$193,240	$(22,294)	(10.3)%	14.85%	(12.0)%

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $10.2 million and $2.5 million for the six-month periods ended June 30, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $62.1 million and $62.9 for the six-month periods ended June 30, 2022 and 2021, respectively, principally reflecting our investment security and loan activities in the respective periods. We also received $32.8 million in cash from the acquisition of two branches and the associated deposits in 2021. Cash outlays for the purchase of securities decreased from $126.6 million for the six-month period ended June 30, 2021 to $29.2 million for the period ended June 30, 2022. Cash proceeds from principal repayments, maturities and sales of investment securities amounted to $42.7 million and $26.1 million in the six months ended June 30, 2022 and 2021, respectively. We had cash outflows from a net increase in loans of $74.5 million for the six months ended June 30, 2022 compared to a cash inflow of $14.1 million for the six months ended June 30, 2021. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $19.7 million in the six months ended June 30, 2022, and $38.8 million in the comparable 2021 period.

At June 30, 2022, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and due from banks	$39,922
Unencumbered securities	240,699
Amount available from the Paycheck Protection Plan Loan Facility	3,560
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured FHLB credit facility	161,637
Total available sources of funds	$505,818

The following table summarizes our main contractual obligations and other commitments to make future payments as of June 30, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	June 30, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$23,806	$23,806	$—	$—
Operating lease agreements	8,769	854	3,183	4,732
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	132,962	103,095	29,867	—
Total contractual obligations	$170,692	$127,755	$33,050	$9,887

We also have obligations under our post retirement plan and other benefit plans as described in Note 9 to the consolidated financial statements. The post retirement benefit payments represent actuarially determined future payments to eligible plan participants. We froze our pension plan in 2012.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as employment related issues, claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incidental to our business. At June 30, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101.0

The following materials for the period ended June 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 11, 2022	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 11, 2022	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer