Form 10-Q
period 2022-09-30
Rhinebeck Bancorp, Inc.
filed 2022-11-10
CIK 1751783

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

Yes     ☐    No   ☒

As of November 1, 2022, there were 11,284,565 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$28,110	$72,091
Available for sale securities (at fair value)	229,030	280,283
Loans receivable (net of allowance for loan losses of $8,492 and $7,559, respectively)	951,282	854,967
Federal Home Loan Bank stock	2,350	1,322
Accrued interest receivable	2,644	3,366
Cash surrender value of life insurance	29,635	29,131
Deferred tax assets (net of valuation allowance of $462 and $454, respectively)	10,256	3,352
Premises and equipment, net	18,858	19,183
Goodwill	2,235	2,235
Intangible assets, net	358	433
Other assets	17,925	14,803
Total assets	$1,292,683	$1,281,166
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$309,319	$314,814
Interest bearing	800,873	787,185
Total deposits	1,110,192	1,101,999

Mortgagors’ escrow accounts	5,895	9,130
Advances from the Federal Home Loan Bank	37,541	18,041
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	27,098	20,872
Total liabilities	1,185,881	1,155,197

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,284,565 at September 30, 2022 and 11,296,103 December 31, 2021)	113	113
Additional paid-in capital	46,922	46,573
Unearned common stock held by the employee stock ownership plan	(3,546)	(3,709)
Retained earnings	95,816	89,627
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(28,034)	(2,734)
Defined benefit pension plan, net of taxes	(4,469)	(3,901)
Total accumulated other comprehensive loss	(32,503)	(6,635)
Total stockholders’ equity	106,802	125,969
Total liabilities and stockholders’ equity	$1,292,683	$1,281,166

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$11,404	$10,402	$32,212	$30,722
Interest and dividends on securities	1,002	623	2,844	1,560
Other income	147	34	210	66
Total interest and dividend income	12,553	11,059	35,266	32,348
Interest Expense
Interest expense on deposits	1,262	866	2,773	2,816
Interest expense on borrowings	194	134	415	562
Total interest expense	1,456	1,000	3,188	3,378
Net interest income	11,097	10,059	32,078	28,970
Provision for (credit to) loan losses	545	(954)	1,112	(2,171)
Net interest income after provision for (credit to) loan losses	10,552	11,013	30,966	31,141
Non-interest Income
Service charges on deposit accounts	713	664	2,125	1,891
Net realized loss on sales and calls of securities	(8)	—	(170)	—
Net gain on sales of loans	147	502	840	2,179
Increase in cash surrender value of life insurance	163	158	481	412
Net gain from sale of other real estate owned	—	—	—	2
Gain on disposal of premises and equipment	—	—	—	17
Gain on life insurance	—	—	—	195
Investment advisory income	229	237	932	812
Other	145	78	395	228
Total non-interest income	1,389	1,639	4,603	5,736
Non-interest Expense
Salaries and employee benefits	5,357	5,162	16,393	14,749
Occupancy	1,097	1,060	3,394	3,052
Data processing	479	450	1,421	1,269
Professional fees	419	439	1,292	1,375
Marketing	140	119	458	353
FDIC deposit insurance and other insurance	226	201	602	542
Other real estate owned expense	—	4	—	7
Amortization of intangible assets	24	27	75	69
Other	1,497	1,676	4,194	4,551
Total non-interest expense	9,239	9,138	27,829	25,967
Income before income taxes	2,702	3,514	7,740	10,910
Provision for income taxes	595	829	1,551	2,339
Net income	$2,107	$2,685	$6,189	$8,571

Earnings per common share:
Basic	$0.19	$0.25	$0.57	$0.80
Diluted	$0.19	$0.25	$0.56	$0.79

Weighted average shares outstanding, basic	10,844,240	10,774,038	10,826,862	10,755,342
Weighted average shares outstanding, diluted	10,996,309	10,946,935	10,999,745	10,914,429

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$2,107	$2,685	$6,189	$8,571
Other Comprehensive Loss:
Unrealized holding losses arising during the period	(11,193)	(597)	(32,196)	(2,014)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	8	—	170	—
Net unrealized losses on available for sale securities	(11,185)	(597)	(32,026)	(2,014)
Tax effect (a)	2,349	125	6,726	423
Unrealized losses on available for sale securities, net of tax	(8,836)	(472)	(25,300)	(1,591)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	53	(152)	(919)	(105)
Reclassification adjustment for amortization of net actuarial loss (b)	66	90	200	269
Total	119	(62)	(719)	164
Tax effect (c)	(25)	13	151	(34)
Defined benefit pension plan gains (losses), net of tax	94	(49)	(568)	130
Other comprehensive loss:	(8,742)	(521)	(25,868)	(1,461)
Total Comprehensive (Loss) Income	$(6,635)	$2,164	$(19,679)	$7,110
(a)

Includes $2 and $36 for the three and nine months ended September 30, 2022 and $0 for the three and nine months ended September 30, 2021, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $14 and $42 for the three and nine months ended September 30, 2022 and $19 and $56 for the three and nine months ended September 30, 2021, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2020	$111	$46,038	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	3,321	—	3,321
Other comprehensive loss	—	—	—	—	(1,169)	(1,169)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	153	—	—	—	153
Balance at March 31, 2021	$111	$46,188	$(3,873)	$81,390	$(4,960)	$118,856

Net income	—	—	—	2,565	—	2,565
Other comprehensive income	—	—	—	—	229	229
ESOP shares committed to be allocated	—	3	54	—	—	57
Share-based compensation expense	—	155	—	—	—	155
Balance at June 30, 2021	$111	$46,346	$(3,819)	$83,955	$(4,731)	$121,862

Net income	—	—	—	2,685	—	2,685
Other comprehensive income	—	—	—	—	(521)	(521)
ESOP shares committed to be allocated	—	4	55	—	—	59
Share-based compensation expense	—	156	—	—	—	156
Exercise of options	—	39	—	—	—	39
Restricted stock awards, net of taxes withheld	1	(77)	—	—	—	(76)
Balance at September 30, 2021	$112	$46,468	$(3,764)	$86,640	$(5,252)	$124,204

Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152
Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

Net income	—	—	—	2,029	—	2,029
Other comprehensive loss	—	—	—	—	(6,187)	(6,187)
ESOP shares committed to be allocated	—	(1)	54	—	—	53
Share-based compensation expense	—	153	—	—	—	153
Balance at June 30, 2022	$113	$46,881	$(3,601)	$93,709	$(23,761)	$113,341

Net income	—	—	—	2,107	—	2,107
Other comprehensive income	—	—	—	—	(8,742)	(8,742)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	155	—	—	—	155
Share redemption for tax withholding on restricted stock vesting	—	(111)	—	—	—	(111)
Balance at September 30, 2022	$113	$46,922	$(3,546)	$95,816	$(32,503)	$106,802

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$6,189	$8,571
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	181	216
Net realized loss on sales and calls of securities	170	—
Net realized gain on sale of other real estate owned	—	(2)
Provision for (credit to) loan losses	1,112	(2,171)
Loans originated for sale	(19,399)	(56,534)
Proceeds from sale of loans	24,097	58,518
Net gain on sale of loans	(840)	(2,179)
Amortization of intangible assets	75	69
Depreciation and amortization	1,167	1,111
Gain from disposal of premises and equipment	—	(17)
Deferred income tax (benefit) expense	(27)	543
Increase in cash surrender value of insurance	(481)	(412)
Decrease in accrued interest receivable	722	76
Expense of earned ESOP shares	163	168
Share-based compensation expense	460	464
Increase in other assets	(3,122)	(5,426)
Increase in accrued expenses and other liabilities	5,507	2,818
Net cash provided by operating activities	15,974	5,813
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	14,825	2,000
Proceeds from maturities and principal repayments of securities	34,276	40,238
Purchases of securities	(30,225)	(181,924)
Net (purchases) redemptions of FHLB Stock	(1,028)	1,370
Net (increase) decrease in loans	(101,285)	42,337
Purchases of bank owned life insurance	(23)	(10,023)
Purchases of bank premises and equipment	(842)	(1,305)
Net proceeds from life insurance	—	341
Net cash received from acquisition (Note 2)	—	32,767
Proceeds from sale of other real estate owned	—	50
Net cash used in investing activities	(84,302)	(74,149)
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	44,538	156,442
Net decrease in time deposits	(36,345)	(32,281)
Decrease in mortgagors' escrow accounts	(3,235)	(4,230)
Net increase (decrease) in short-term debt	20,773	(15,030)
Net decrease in long-term debt	(1,273)	(15,499)
Stock repurchase for tax withholding on restricted stock vesting	(111)	—
Proceeds from exercise of stock options	—	36
Net cash provided by financing activities	24,347	89,438
Net (decrease) increase in cash and due from banks	(43,981)	21,102
Cash and Due from Banks
Beginning balance	72,091	93,485
Ending balance	$28,110	$114,587
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$3,140	$3,464
Income taxes	$1,542	$(40)
Noncash Investing Activities
Fair value of assets acquired	$—	$1,277
Fair value of liabilities assumed	$—	$34,044

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of September 30, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19

Significant progress has been made to combat the COVID-19 pandemic; however, the global pandemic could impair the Company’s customers’ ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If there is a resurgence in the virus or variant strains of the virus increase, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. It is not possible to know the full extent of the impact of COVID-19 and the effects it will have on the Company's future operations.

Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 on “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits. The Company is currently assessing the effect of ASU No. 2016-13 and has engaged with a software vendor to assist in its efforts. As part of our evaluation of the estimated impacts of CECL, we have run simulations based on our portfolio composition and current expectations of future economic conditions. The ultimate effect of CECL on our allowance for credit losses (“ACL”) will depend on the portfolio’s credit quality and economic conditions at the time of adoption. The Company’s CECL implementation efforts are in process and continue to focus on model validation, refinement of the model assumptions, the qualitative factors, and the operational control framework to support the new process. At adoption, we expect to have a cumulative-effect adjustment to retained earnings for this change in the ACL, which would impact our capital. We expect to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through September 30, 2022:

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,198	$—	$(2,558)	$37,640
U.S. government agency mortgage-backed securities–residential	179,064	—	(28,942)	150,122
U.S. government agency securities	24,788	—	(2,531)	22,257
Municipal securities(1)	5,124	—	(407)	4,717
Corporate bonds	14,700	5	(1,256)	13,449
Other	643	202	—	845
Total	$264,517	$207	$(35,694)	$229,030

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,273	$2	$(450)	$59,825
U.S. government agency mortgage-backed securities–residential	179,493	344	(3,346)	176,491
U.S. government agency securities	24,800	53	(131)	24,722
Municipal securities(1)	6,858	33	(40)	6,851
Corporate bonds	11,700	117	(65)	11,752
Other	620	22	—	642
Total	$283,744	$571	$(4,032)	$280,283
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$23,442	$(1,771)	$14,198	$(787)	$37,640	$(2,558)
U.S. government agency mortgage-backed securities-residential	87,786	(20,206)	62,336	(8,736)	150,122	(28,942)
U.S. government agency securities	13,163	(1,593)	9,094	(938)	22,257	(2,531)
Municipal securities	1,988	(265)	2,599	(142)	4,587	(407)
Corporate bonds	3,296	(404)	8,648	(852)	11,944	(1,256)
Total	$129,675	$(24,239)	$96,875	$(11,455)	$226,550	$(35,694)

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

At September 30, 2022, the Company had 241 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $35,694 with an aggregate depreciation of 13.61% from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity; therefore, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2022.

The amortized cost and fair value of available for sale debt securities at September 30, 2022 and December 31, 2021, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$11,935	$11,623	$12,729	$12,726
After 1 but within 5 years	51,186	46,713	67,912	67,463
After 5 but within 10 years	21,689	19,727	22,595	22,567
After 10 years	—	—	395	394
Total Maturities	84,810	78,063	103,631	103,150

Mortgage-backed securities	179,064	150,122	179,493	176,491
Other	643	845	620	642
Total	$264,517	$229,030	$283,744	$280,283

At September 30, 2022 and December 31, 2021, available for sale securities with a carrying value of $16,403 and $8,316, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2022 and December 31, 2021, $911 and $1,054 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the nine months ended September 30, 2022, there was $14,825 in proceeds from the sales of available for sale securities with $170 in gross losses realized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Loans and Allowance for Loan Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2022	2021
Commercial real estate loans:
Construction	$13,293	$10,095
Non-residential	265,062	245,568
Multi-family	67,327	55,926
Residential real estate loans	45,007	35,646
Commercial and industrial loans(1)	82,642	104,323
Consumer loans:
Indirect automobile	452,819	382,088
Home equity	11,862	11,857
Other consumer	9,957	7,955
Total gross loans	947,969	853,458
Net deferred loan costs	11,805	9,068
Allowance for loan losses	(8,492)	(7,559)
Total net loans	$951,282	$854,967
(1)	Includes $581 and $29,464 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $92 and $3,950, respectively.

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized and classified categories of special mention and substandard within the internal risk system:

	September 30, 2022
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$13,293	$—	$—	$13,293
Non-residential	253,992	7,961	3,109	265,062
Multifamily	67,327	—	—	67,327
Residential real estate	43,172	—	1,835	45,007
Commercial and industrial	77,692	4,000	950	82,642
Consumer:
Indirect automobile	452,227	—	592	452,819
Home equity	11,740	—	122	11,862
Other consumer	9,927	—	30	9,957
Total	$929,370	$11,961	$6,638	$947,969

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

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2022
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$13,293	$—	$—	$—	$13,293	$—
Non-residential	263,609	—	—	1,453	265,062	1,453
Multifamily	67,327	—	—	—	67,327	—
Residential real estate	43,254	1,160	—	593	45,007	1,835
Commercial and industrial	81,994	8	—	640	82,642	640
Consumer:
Indirect automobile	443,282	7,690	1,315	532	452,819	592
Home equity	11,612	78	147	25	11,862	122
Other consumer	9,842	53	32	30	9,957	30
Total	$934,213	$8,989	$1,494	$3,273	$947,969	$4,672

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,095	$—	$—	$—	$10,095	$—
Non-residential	242,205	115	527	2,721	245,568	2,721
Multifamily	55,926	—	—	—	55,926	—
Residential real estate	34,363	57	242	984	35,646	2,230
Commercial and industrial	103,517	246	—	560	104,323	687
Consumer:
Indirect automobile	374,729	5,977	715	667	382,088	734
Home equity	11,429	149	106	173	11,857	270
Other consumer	7,702	153	53	47	7,955	47
Total	$839,966	$6,697	$1,643	$5,152	$853,458	$6,689

The following tables summarize information regarding impaired loans by loan portfolio class:

	September 30, 2022
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,453	$2,493	$—	$2,302
Residential real estate	1,835	2,460	—	1,999
Commercial and industrial	191	247	—	435
Consumer:
Indirect automobile	340	407	—	330
Home equity	122	123	—	159
Other consumer	27	31	—	37
Total	$3,968	$5,761	$—	$5,262
With an allowance recorded:
Commercial and industrial	$449	$449	$449	$114
Consumer:
Indirect automobile	252	262	68	284
Other consumer	3	3	1	10
Total	$704	$714	$518	$408
Total:
Commercial real estate:
Non-residential	$1,453	$2,493	$—	$2,302
Residential real estate	1,835	2,460	—	1,999
Commercial and industrial	640	696	449	549
Consumer:
Indirect automobile	592	669	68	614
Home equity	122	123	—	159
Other consumer	30	34	1	47
Total	$4,672	$6,475	$518	$5,670

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

A loan is considered impaired when based on current information and events it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified as TDRs. Loan modifications, which resulted in these loans being considered TDRs, are primarily in the form of rate concessions and extensions of maturity dates that are made specifically due to hardships experienced by the customer. The Company does not generally recognize interest income on a loan in an impaired status. At September 30, 2022 and December 31, 2021, respectively, three loans totaling $1,339 and $1,440, included in impaired loans, were identified as TDRs. There were no new TDRs in 2021 or the first nine months of 2022. At September 30, 2022 and December 31, 2021, all TDR loans were performing in accordance with their restructured terms. At September 30, 2022 and December 31, 2021, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with the contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2022 and December 31, 2021, the Company was servicing loans for participants aggregating $7,622 and $3,962, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $637 and $935 at September 30, 2022 and December 31, 2021, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $306,824 and $314,953 as of September 30, 2022 and December 31, 2021, respectively.

The balances of capitalized servicing rights, included in other assets at September 30, 2022 and December 31, 2021, were $2,531 and $2,633, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the period ended September 30, 2022 or the year ended December 31, 2021.

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2022
Allowance for loan losses:
Beginning balance	$3,440	$59	$859	$3,738	$73	$8,169
(Credit to) provision for loan losses	(86)	26	344	238	23	545
Loans charged-off	—	—	(6)	(736)	(39)	(781)
Recoveries	117	1	—	430	11	559
Ending balance	$3,471	$86	$1,197	$3,670	$68	$8,492

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2021
Allowance for loan losses:
Beginning balance	$4,833	$120	$759	$4,071	$343	$10,126
(Credit to) provision for loan losses	(792)	(67)	491	(294)	(292)	(954)
Loans charged-off	—	—	(12)	(527)	(5)	(544)
Recoveries	—	—	1	390	15	406
Ending balance	$4,041	$53	$1,239	$3,640	$61	$9,034

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2022

Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
Provision for (credit to) loan losses	37	(79)	477	593	84	1,112
Loans charged-off	—	(44)	(6)	(1,790)	(100)	(1,940)
Recoveries	117	155	1	1,451	37	1,761
Ending balance	$3,471	$86	$1,197	$3,670	$68	$8,492
Ending balance:
Loans deemed impaired	$—	$—	$449	$68	$1	$518
Loans not deemed impaired	$3,471	$86	$748	$3,602	$67	$7,974
Loan receivables:
Ending balance	$345,682	$45,007	$82,642	$452,819	$21,819	$947,969
Ending balance:
Loans deemed impaired	$1,453	$1,835	$640	$592	$152	$4,672
Loans not deemed impaired	$344,229	$43,172	$82,002	$452,227	$21,667	$943,297

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2021
Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(1,313)	(67)	113	(803)	(101)	(2,171)
Loans charged-off	—	—	(13)	(1,644)	(14)	(1,671)
Recoveries	—	3	89	1,113	38	1,243
Ending balance	$4,041	$53	$1,239	$3,640	$61	$9,034
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$4,041	$53	$1,239	$3,572	$61	$8,966
Loan receivables:
Ending balance	$283,155	$35,830	$117,755	$377,116	$20,493	$834,349
Ending balance:
Loans deemed impaired	$2,088	$2,483	$884	$477	$271	$6,203
Loans not deemed impaired	$281,067	$33,347	$116,871	$376,639	$20,222	$828,146

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2021
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$3,317	$54	$725	$3,348	$47	$7,491
Loan receivables:
Ending balance	$311,589	$35,646	$104,323	$382,088	$19,812	$853,458
Ending balance:
Loans deemed impaired	$2,721	$2,230	$687	$734	$317	$6,689
Loans not deemed impaired	$308,868	$33,416	$103,636	$381,354	$19,495	$846,769

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2022	2021
Beginning balance	$2,235	$1,410
Acquisition activity	—	825

Ending balance	$2,235	$2,235

Accumulated impairment	$1,116	$1,116

The Company evaluated goodwill and determined that no write-down was required for the first nine months of 2022 or the year ended December 31, 2021.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2022	2021
Beginning balance	$433	$199
Acquisition activity	—	330
Amortization	(75)	(96)

Ending balance	$358	$433
Accumulated amortization and impairment	$919	$844

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $75 and $69 of amortization expense related to its intangible assets for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized $24 and $27 of amortization expense related to its intangible assets for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2022	$24
2023	88
2024	79
2025	60
2026	29
Thereafter	78
Total	$358

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	September 30,	December 31,
	2022	2021
Land	$3,732	$3,732
Buildings and improvements	27,469	27,151
Furniture, fixtures and equipment	14,655	14,107
Construction in process	137	161
Total	45,993	45,151
Less accumulated depreciation	(27,135)	(25,968)
Net	$18,858	$19,183

7.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2022	2021
Non-interest bearing demand deposits	$309,319	$314,814
Interest bearing accounts:
NOW	161,151	158,615
Savings	190,796	182,564
Money market	328,372	289,107
Time certificates of deposit	120,554	156,899
Total interest bearing accounts	800,873	787,185
Total deposits	$1,110,192	$1,101,999

Included in time certificates of deposit at September 30, 2022 and December 31, 2021 were reciprocal deposits totaling $8,976 and $21,083, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $18,166 and $23,704 as of September 30, 2022 and December 31, 2021, respectively.

Contractual maturities of time certificates of deposit at September 30, 2022 are summarized below:

September 30,
2022
Within 1 year	$92,293
1 – 2 years	14,506
2 – 3 years	9,247
3 – 4 years	2,683
4 – 5 years	1,825
Total	$120,554

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2022 and December 31, 2021, the Bank had access to a preapproved secured line of credit with the FHLB of $646,254 and $640,500, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2022 and December 31, 2021, the Bank had pledged assets of $189,287 and $170,385, respectively. At September 30, 2022 and December 31, 2021, the Bank had outstanding overnight line of credit balances with FHLB of $5,000 and $0, respectively. These borrowings mature the following business day. The interest rate on the overnight line of credit balance was 3.29% at September 30, 2022.

The outstanding principal amounts and the related terms and rates at September 30, 2022 were as follows:

Term	Principal	Maturity	Rate	Due in one year
Fixed short-term	$5,000	October 3, 2022	2.85%	$5,000
Fixed short-term	5,000	November 1, 2022	3.06%	5,000
Fixed short-term	20,000	December 21, 2022	3.76%	$20,000
3 year amortizing	2,541	February 28, 2023	1.32%	2,541
Total	$32,541	Weighted Average Rate	3.32%	$32,541

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2022 or December 31, 2021.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 2.00% (4.96% at September 30, 2022 and 2.16% at December 31, 2021) mature on May 23, 2035.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2022 or December 31, 2021.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either September 30, 2022 or December 31, 2021.

9.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of September 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2022	2021
Projected and accumulated benefit obligation	$(17,299)	$(23,055)
Plan assets at fair value	16,444	22,839
Funded status included in accrued expenses and other liabilities	$(855)	$(216)

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Nine months ended September 30,
	2022	2021
Interest cost	$476	$442
Expected return on plan assets	(755)	(708)
Amortization of unrecognized loss	200	269
Net periodic (benefit) cost	$(79)	$3

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of September 30, 2022, the investment funds included seven equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company did not make a contribution to the plan in the first nine months of 2022 or 2021.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,487	$—	$—	$11,487
Equity	4,957	—	—	4,957
Total assets at fair value	$16,444	$—	$—	$16,444

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,689	$—	$—	$15,689
Equity	7,150	—	—	7,150
Total assets at fair value	$22,839	$—	$—	$22,839

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $882 and $798 for the nine months ended September 30, 2022 and 2021, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2022 and December 31, 2021, total amounts due to participants of $2,574 and $2,877, respectively, are included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $172 and $106 for the nine months ended September 30, 2022 and 2021, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2022 and December 31, 2021, $1,619 and $1,545, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $565 and $392 for the nine months ended September 30, 2022 and 2021, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,459 and $1,423 at September 30, 2022 and December 31, 2021, respectively. The Company recognized expenses of $36 and $32 for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,019 and $1,986 at September 30, 2022 and December 31, 2021, respectively. The Company recognized expenses of $65 and $56 for the nine months ended September

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

30, 2022 and 2021, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2022). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2022 was $3,917. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Nine months ended	Year ended
	September 30,	December 31,
	2022	2021
Allocated	65,463	43,642
Committed to be allocated	16,362	21,821
Unallocated	354,600	370,962
Paid out to participants	(1,252)	(1,252)
Total shares	435,173	435,173

The fair value of unallocated shares was $3,457 at September 30, 2022.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2022 and 2021 was $163 and $168, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “EIP”).  The  EIP authorizes the issuance to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represented 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the stock offering of Rhinebeck Bancorp, including the shares issued to Rhinebeck Bancorp, MHC.

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of September 30, 2022, there were 102,146 stock options and 49,110 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of September 30, 2022 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	439,596	$6.62	8.63
Options granted	-	-	-
Options exercised	-	-	-
Options Expired	(1,666)	6.57	-
Options outstanding at September 30, 2022	437,930	$6.62	7.92
Options exercisable at September 30, 2022	285,126	$6.59	7.91

At September 30, 2022, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,373. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2022.

As of September 30, 2022, there was $224 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.91 years.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2022:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	112,520	$6.57
Granted	-	-
Vested	(56,254)	6.57
Forfeited	-	-
Non-vested restricted stock at September 30, 2022	56,266	$6.57

As of September 30, 2022, there was $333 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.90 years.

For the nine months ended September 30, 2022, share-based compensation of options and restricted stock under the plan totaled $460.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

10.  Leases

As of September 30, 2022, the Company leased real estate for eight branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 11.4 years and 12.0 years as of September 30, 2022 and December 31, 2021, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.52% and 2.51% in determining the lease liability as of September 30, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2022 and 2021, total operating lease costs were $597 and $539, respectively, and were included in occupancy and other expense. Deferred rent liability was $118 and $145 at September 30, 2022 and December 31, 2021, respectively. The right-of-use asset, included in other assets, was $7,345 and $7,839 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,345 and $7,839 as of September 30, 2022 and December 31, 2021, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

Years ending December 31:
2022	$213
2023	854
2024	857
2025	833
2026	728
Thereafter	5,070
Total future minimum lease payments	8,555
Amounts representing interest	(1,210)
Present Value of Net Future Minimum Lease Payments	$7,345

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2022	2021
Commitments to extend credit summarized as follows:
Future loan commitments	$8,804	$6,830
Undisbursed construction loans	38,829	15,191
Undisbursed home equity lines of credit	10,200	11,048
Undisbursed commercial and other line of credit	94,097	78,941
Standby letters of credit	5,004	3,068
Total	$156,934	$115,078

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

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $23 and $12 related to our swaps is recorded in other assets and other liabilities as of September 30, 2022 and December 31, 2021, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2022	2021
Notational amount	$52,982	$26,842
Fair value	$4,840	$644
Weighted average pay rates	4.28%	3.69%
Weighted average receive rates	4.73%	2.26%
Weighted average maturity (in years)	10.11	9.78

Number of Contracts	11	7

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022 and December 31, 2021, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$138,827	12.57%	$88,372	8.00%	$110,464	10.00%
Tier 1 capital (to risk-weighted assets)	130,335	11.80%	66,279	6.00%	88,372	8.00%
Common equity tier one capital (to risk weighted assets)	130,335	11.80%	49,709	4.50%	71,802	6.50%
Tier 1 capital (to average assets)	130,335	9.83%	53,058	4.00%	66,322	5.00%

	December 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$130,217	13.54%	$76,917	8.00%	$96,146	10.00%
Tier 1 capital (to risk-weighted assets)	122,658	12.76%	57,687	6.00%	76,917	8.00%
Common equity tier one capital (to risk weighted assets)	122,658	12.76%	43,266	4.50%	62,495	6.50%
Tier 1 capital (to average assets)	122,658	9.65%	50,865	4.00%	63,582	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2022
Assets:
U.S. Treasury securities	$37,640	$37,640	$—	$—
U.S. government agency mortgage-backed securities-residential	150,122	—	150,122	—
U.S. government agency securities	22,257	—	22,257	—
Municipal securities	4,717	—	4,587	130
Corporate Bonds	13,449	—	13,449	—
Other	845	—	845	—
Total available for sale securities	229,030	37,640	191,260	130
Loan level interest rate swaps	4,840	—	4,840	—
Total assets	$233,870	$37,640	$196,100	$130
Liabilities:
Loan level interest rate swaps	$4,840	$—	$4,840	$—
Total liabilities	$4,840	$—	$4,840	$—

	December 31, 2021
Assets:
U.S. Treasury securities	$59,825	$59,825	$—	$—
U.S. government agency mortgage-backed securities – residential	176,491	—	176,491	—
U.S. government agency securities	24,722	—	24,722	—
Municipal securities	6,851	—	6,706	145
Corporate Bonds	11,752	—	11,752	—
Other	642	—	642	—
Total available for sale securities	280,283	59,825	220,313	145
Loan level interest rate swaps	644	—	644	—
Total assets	$280,927	$59,825	$220,957	$145
Liabilities:
Loan level interest rate swaps	$644	$—	$644	$—
Total liabilities	$644	$—	$644	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2022
Impaired loans, with specific reserves	$186	$—	$—	$186
Total	$186	$—	$—	$186

	December 31, 2021
Impaired loans, with specific reserves	$321	$—	$—	$321
Total	$321	$—	$—	$321

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $704 and $389 with valuation allowances of $518 and $68, resulting in fair values of $186 and $321 at September 30, 2022 and December 31, 2021, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2022
Impaired loans	$186	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2021
Impaired loans	$321	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	September 30,		December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks (Level 1)	$28,110	$28,110	$72,091	$72,091
Available for sale securities (Level 1)	37,640	37,640	59,825	59,825
Available for sale securities (Level 2)	191,260	191,260	220,313	220,313
Available for sale securities (Level 3)	130	130	145	145
Loan level interest rate swaps (Level 2)	4,840	4,840	644	644
FHLB stock (Level 2)	2,350	2,350	1,322	1,322
Loans, net (Level 3)	951,282	923,561	854,967	855,542
Mortgage servicing rights (Level 3)	2,531	5,613	2,633	4,892
Financial Liabilities:
Deposits (Level 2)	1,110,192	1,000,530	1,101,999	1,083,541
Mortgagors' escrow accounts (Level 2)	5,895	5,896	9,130	9,137
FHLB advances (Level 2)	37,541	37,547	18,041	18,151
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	4,840	4,840	644	644

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)
Other comprehensive loss before reclassifications	42	(8,842)	(8,800)
Amounts reclassified from accumulated other comprehensive loss	52	6	58
Period change	94	(8,836)	(8,742)
Balance at September 30, 2022	$(4,469)	$(28,034)	$(32,503)

Balance at June 30, 2021	$(4,605)	$(126)	$(4,731)
Other comprehensive gain (loss) before reclassifications	(120)	(472)	(592)
Amounts reclassified from accumulated other comprehensive loss	71	—	71
Period change	(49)	(472)	(521)
Balance at September 30, 2021	$(4,654)	$(598)	$(5,252)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	(726)	(25,434)	(26,160)
Amounts reclassified from accumulated other comprehensive loss	158	134	292
Period change	(568)	(25,300)	(25,868)
Balance at September 30, 2022	$(4,469)	$(28,034)	$(32,503)

Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive loss before reclassifications	(83)	(1,591)	(1,674)
Amounts reclassified from accumulated other comprehensive loss	213	—	213
Period change	130	(1,591)	(1,461)
Balance at September 30, 2021	$(4,654)	$(598)	$(5,252)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income applicable to common stock	$2,107	$2,685	$6,189	$8,571

Average number of common shares outstanding	11,201,567	11,153,186	11,189,643	11,139,944
Less: Average unearned ESOP shares	357,327	379,148	362,781	384,602
Average number of common shares outstanding used to calculate basic earnings per common share	10,844,240	10,774,038	10,826,862	10,755,342
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	49,534	61,444	57,603	64,311
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	102,535	111,453	115,280	94,776
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,996,309	10,946,935	10,999,745	10,914,429

Earnings per Common share:
Basic	$0.19	$0.25	$0.57	$0.80
Diluted	$0.19	$0.25	$0.56	$0.79

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

16.  Subsequent Events

On October 6, 2022, the Bank and the New York State Department of Financial Services (“DFS”) reached a settlement regarding claims based on DFS’s detection of statistical differences in dealer reserve (i.e., dealer markup) charged by automobile dealers to different borrower groups on loans purchased by the Bank through its indirect automobile lending program for the years 2017 through 2021.

While the Bank did not agree with the findings and denied the allegations, it agreed to a settlement so as not to engage in a lengthy and costly legal challenge.

The Bank agreed to pay a civil monetary penalty of $950 and estimates that the restitution to eligible impacted borrowers to be approximately $501. The Bank has fully reserved for this settlement and does not expect any further material negative impact on earnings.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “intend,” “predict,” “forecast,” “improve,” “continue,” “will,” “would,” “should,” “could,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;

● changes in the securities markets;

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

Critical Accounting Policies

For detailed disclosure regarding the Company’s critical accounting policies, see Part 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. As of September 30, 2022, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets were $1.29 billion at September 30, 2022 as compared to $1.28 billion at December 31, 2021, reflecting an increase of $11.5 million, or 0.9%. The increase was primarily related to increases in loans receivable of $96.3 million and deferred tax assets of $6.9 million, offset by decreases in cash and due from banks of $44.0 million and available for sale securities of $51.3 million.

Cash and Due from Banks. Cash and due from banks decreased $44.0 million, or 61.0%, to $28.1 million at September 30, 2022 from $72.1 million at December 31, 2021 primarily due to a decrease in deposits held at the Federal Reserve Bank of New York as excess cash was used to fund loan growth.

Investment Securities Available for Sale. Investment securities available for sale decreased $51.3 million, or 18.3%, to $229.0 million at September 30, 2022 from $280.3 million at December 31, 2021, primarily due to paydowns, sales, calls and maturities of $49.1 million and an increase of $32.0 million in unrealized market losses, partially offset by $30.2 million in purchases. The excess funds from the paydowns, calls and maturities of securities were used to fund loan growth.

Net Loans. Total net loans receivable were $951.3 million at September 30, 2022, an increase of $96.3 million, or 11.3%, as compared to $855.0 million at December 31, 2021. The increase was primarily due to increases of $70.7 million, or 18.5%, in indirect automobile loans and $34.1 million, or 10.9%, in commercial real estate loans, while commercial and industrial loans decreased $21.7 million, or 20.8%.

Non-accrual loans and non-performing assets decreased $2.0 million, or 30.2%, to $4.7 million at September 30, 2022 from $6.7 million at December 31, 2021. The Company had no other real estate owned at the end of either period.

Deferred Tax Assets. Deferred tax assets increased $6.9 million, or 206.0%, to $10.3 million at September 30, 2022, primarily due to an increase in the unrealized loss on available for sale securities, driven by the impacts of an increasing interest rate environment on market valuations. The unrealized loss on available for sale securities was $35.5 million at September 30, 2022 as compared to $3.5 million at December 31, 2021.

Total Liabilities. Total liabilities increased $30.7 million, or 2.7%, to $1.19 billion at September 30, 2022, primarily due to an increase in advances from the FHLB of $19.5 million, an increase in deposits of $8.2 million, and an increase in accrued expenses and other liabilities of $6.2 million, the latter due to increases in pension and swap liabilities. These increases were partially offset by a decrease in mortgagors’ escrow accounts of $3.2 million.

Deposits. Deposits increased $8.2 million, or 0.7%, to $1.11 billion at September 30, 2022 from $1.10 billion at December 31, 2021. Interest bearing accounts grew $13.7 million, or 1.7%, to $800.9 million while non-interest bearing balances decreased $5.5 million, or 1.7%, finishing the first nine months of 2022 at $309.3 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts increased $50.0 million, or 7.9%, which was partially offset by a decrease in time deposits of $36.3 million, or 23.2%. The continued growth in deposits was primarily due to the addition of four branches during the first quarter of 2021.

Stockholders’ Equity. Stockholders' equity decreased $19.2 million to $106.8 million at September 30, 2022, primarily due to an increase in accumulated other comprehensive loss of $25.9 million partially offset by $6.2 million in net income. At September 30, 2022, the Company’s book value per share was $9.46 and the Company’s ratio of stockholders’ equity-to-total assets was 8.26%. At December 31, 2021, the Company’s book value per share was $11.15 and the Company’s ratio of stockholders’ equity-to-total assets was 9.83%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.5 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2022 and 2021

Net Income. Net income for the three months ended September 30, 2022 decreased $578,000, or 21.5%, to $2.1 million, or $0.19 per diluted share, compared to net income of $2.7 million, or $0.25 per diluted share, for the three months ended September 30, 2021. Interest and dividend income increased $1.5 million, or 13.5%, interest expense increased $456,000, or 45.6%, the provision for loan losses increased $1.5 million, non-interest income decreased $250,000, or 15.3%, non-interest expense increased $101,000, or 1.1%, and taxes decreased $234,000, or 28.2%, between comparable quarters.

Net income for the nine months ended September 30, 2022 decreased $2.4 million, or 27.8%, to $6.2 million, or $0.56 per diluted share, compared to net income of $8.6 million, or $0.79 per diluted share, for the nine months ended September 30, 2021. Interest and dividend income increased $2.9 million, or 9.0%, interest expense decreased $190,000, or 5.6%, the provision for loan losses increased $3.3 million, or 151.2%, non-interest income decreased $1.1 million, or 19.8%, non-interest expense increased $1.9 million, or 7.2%, and taxes decreased $788,000, or 33.7%, between the comparable nine-month periods.

Net Interest Income. Net interest income increased $1.0 million, or 10.3%, to $11.1 million for the three months ended September 30, 2022, compared to $10.1 million for the quarter ended September 30, 2021. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 2.0% to 142.62% while our net interest margin increased by 19 basis points to 3.61% when comparing the third quarter of 2022 to the same period in 2021.

Net interest income increased $3.1 million, or 10.7%, to $32.1 million for the nine months ended September 30, 2022, compared to $29.0 million for the nine months ended September 30, 2021. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 0.6% to 143.50% while our net interest margin increased by 11 basis points to 3.55% for the nine months ended September 30, 2022, compared to 3.44% for the same nine month period in 2021.

Interest Income. Interest income increased $1.5 million, or 13.5%, to $12.6 million for the three months ended September 30, 2022 from $11.1 million for the comparable 2021 period. Both interest and fees on loans and interest and  dividends on securities increased as the average balances both increased. For the three months ended September 30, 2022, the average balance of loans increased $93.7 million, while the average balance of available for sale securities increased $21.7 million when compared to the three months ended September 30, 2021. The average yield on loans decreased 6 basis points, while the average yield on available for sale securities increased 52 basis points. Loan yields were driven lower mainly due to the reduction in the overall risk rating of our indirect loan portfolio as both competition for higher yielding loans and our desire to manage long term credit quality had some negative impact on interest revenue. The average yield of interest-earning assets increased by 32 basis points to 4.08% and the average balances of interest-earning assets increased $51.3 million, or 4.4%.

Interest income increased $2.9 million, or 9.0%, to $35.3 million for the nine months ended September 30, 2022 from $32.3 million for the comparable 2021 period. Interest and dividends on securities and interest and fees on loans both increased. For the nine months ended September 30, 2022, the average balance of loans increased $35.8 million, while the average balance of available for sale securities increased $87.4 million when compared to the nine months ended September 30, 2021.  The average yield on loans increased 3 basis points, while the average yield on available for sale securities increased 26 basis points. The average yield of interest-earning assets increased by 7 basis points to 3.91% while the average balances of interest-earning assets increased $80.3 million, or 7.1%.

Interest Expense. Interest expense increased $456,000, or 45.6%, from $1.0 million for the quarter ended September 30, 2021, to $1.5 million for the quarter ended September 30, 2022. The average cost of interest-bearing liabilities increased 19 basis points to 0.68% for the quarter ended September 30, 2022 while the average balance of total interest-bearing liabilities increased $52.0 million, or 6.5%, to $855.2 million. For the three months ended September 30, 2022 and 2021, the average cost of interest-bearing deposits increased by 17 basis points. An increase of $95.4 million, or 16.1%, in the average balance of our core deposits was partially offset by a decrease of $48.8 million, or 28.2%, in the average balance of certificates of deposit.

Interest expense decreased $190,000, or 5.6%, from $3.4 million for the nine months ended September 30, 2021, to $3.2 million for the nine months ended September 30, 2022. The average cost of interest-bearing liabilities decreased 7 basis points to 0.51% for the nine months ended September 30, 2022, which was offset by an increase in the average balance of total interest-bearing liabilities of $60.9 million, or 7.8%, to $841.2 million. For the nine-month periods ended September 30, 2022 and 2021, the average cost of interest-bearing deposits decreased by 6 basis points. An increase of $119.2 million, or 21.7%, in the average balance of our core deposits was partially offset by a decrease of $45.5 million, or 24.9%, in the average balance of certificates of deposit.

Provision for Loan Losses. We recorded a provision for loan losses of $545,000 for the quarter ended September 30, 2022, which represented a $1.5 million increase from a credit of $954,000 for the prior year comparable quarter. We recorded a provision for loan losses of $1.1 million for the nine months ended September 30, 2022, which represented a $3.3 million increase from a credit of $2.2 million for the nine months ended September 30, 2021. In 2021, the credits to loan losses for the three and nine months ended September 30, 2021 were primarily attributable to a decline in loan balances, exclusive of PPP loans, a reduction in specific allocations to the allowance for loan losses and a general improvement in economic conditions as our customers showed signs of recovering from the pandemic. An increase in loan balances in 2022 was the primary factor leading to the increase in the provision.

Net charge-offs increased $84,000 to $222,000 for the quarter ended September 30, 2022 from $138,000 for the comparable quarter in 2021 primarily due to increased charge-offs in our indirect automobile portfolio as loan balances increased. Net charge-offs for the nine months ended September 30, 2022 totaled $179,000 compared to net charge-offs of $428,000 for the comparable period in 2021. The year-to-date decrease in 2022 was primarily due to a $143,000 recovery of a residential mortgage loan, pricing gains on the sales of repossessed vehicles as used car prices have risen significantly, and an improvement in the overall economic environment. There was a general overall improvement in loan quality during the first nine months of 2022 as the percentage of overdue account balances to total loans decreased to 1.45% as of September 30, 2022 from 1.58% as of December 31, 2021 and non-performing assets decreased $2.0 million.

Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended September 30, 2022, a decrease of $250,000, or 15.3%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to fewer originations in the increasing interest rate environment and as some higher-rate loans were added to the portfolio. Gain on sales of mortgage loans decreased $355,000, or 70.7%, compared to the prior year quarter as the Company sold $5.1 million of residential mortgage loans in the third quarter of 2022 as compared to $16.3 million in the third quarter of 2021. The net decrease was partially offset by an increase in service charges on deposit accounts of $49,000, or 7.4%, as transaction volume increased and an increase in other non-interest income of $67,000.

For the nine months ended September 30, 2022, total non-interest income decreased $1.1 million, or 19.8%, from the comparable period in the prior year. The reduction between periods was mostly due to the decrease in the gain on the sale of mortgage loans of $1.3 million, or 61.5%, the 2021 one-time gain from the collection of a life insurance claim of $195,000 and a net realized loss in 2022 from the sale of securities of $170,000, partially offset by an increase in service charges on deposit accounts of $234,000, an improvement in investment advisory income of $120,000, a $69,000 increase in the cash value of life insurance, and a net improvement of $167,000 in other income items.

Non-Interest Expense. For the third quarter of 2022, non-interest expense totaled $9.2 million, an increase of $101,000, or 1.1%, over the comparable 2021 period. The increase was primarily due to an increase in salaries and benefits of $195,000, or 3.8%, due to new hires, annual merit increases, production incentives and employee benefit increases, as well as the competitive pressures of the current job market. For the three months ended September 30, 2022, occupancy expenses increased $37,000, or 3.5%, primarily resulting from inflationary pressures on our service contracts. Data processing costs increased $29,000, FDIC insurance costs increased $25,000 and marketing expense increased by $21,000. These increases were partially offset by decreased professional fees of $20,000 and a decrease in other non-interest expenses of $179,000, or 10.7%.

For the nine months ended September 30, 2022, non-interest expense totaled $27.8 million, an increase of $1.9 million, or 7.2%, over the comparable 2021 period. The increase was primarily due to an increase in salaries and benefits of $1.6 million, or 11.1%, due to branch expansion, new hires, annual merit increases, production incentives and employee benefit increases, as well as the competitive pressures of the current job market. For the nine months ended September 30, 2022, occupancy expenses increased $342,000, or 11.2%, as a result of the additional rent, depreciation and other expenses related to branch expansion. The addition of branches was also primarily responsible for increased data processing costs of $152,000, increased marketing expense of $105,000 and increased FDIC insurance costs of $60,000. These increases were partially offset by decreased professional fees of $83,000 and a decrease in other non-interest expenses of $357,000, or 7.8%. The decrease in other non-interest expense was primarily due a reserve put in place in 2021 for potential consumer compliance issues in the Bank’s indirect automobile portfolio. A settlement was reached with the New York State Department of Financial Services in October of 2022 and no further material negative impact on earnings is expected.

Income Taxes. Income taxes decreased by $234,000 for the three months ended September 30, 2022 as compared to the same three month period in 2021 as our income before income taxes decreased. Our effective tax rate for the three months ended September 30, 2022 was 22.02% compared to 23.59% for the three months ended September 30, 2021.

Income taxes decreased by $788,000 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as our income before income taxes decreased. Our effective tax rate for the nine months ended September 30, 2022 was 20.04% compared to 21.44% for the nine months ended September 30, 2021.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts	$26,612	$147	2.19%	$90,680	$34	0.15%
Loans(1)	948,536	11,404	4.77%	854,822	10,402	4.83%
Available for sale securities	244,543	1,002	1.63%	222,851	623	1.11%
Total interest-earning assets	1,219,691	12,553	4.08%	1,168,353	11,059	3.76%
Non-interest-earning assets	85,480			78,220
Total assets	$1,305,171			$1,246,573
Liabilities and equity:
NOW accounts	$163,765	$59	0.14%	$152,578	$59	0.15%
Money market accounts	329,932	820	0.99%	259,014	359	0.55%
Savings accounts	193,597	134	0.27%	180,277	72	0.16%
Certificates of deposit	124,217	210	0.67%	173,013	340	0.78%
Total interest-bearing deposits	811,511	1,223	0.60%	764,882	830	0.43%
Escrow accounts	13,676	39	1.13%	12,304	36	1.16%
Federal Home Loan Bank advances	24,870	140	2.23%	20,858	106	2.02%
Subordinated debt	5,155	54	4.16%	5,155	28	2.15%
Other interest-bearing liabilities	43,701	233	2.12%	38,317	170	1.76%
Total interest-bearing liabilities	855,212	1,456	0.68%	803,199	1,000	0.49%
Non-interest-bearing deposits	310,219			298,713
Other non-interest-bearing liabilities	25,018			20,838
Total liabilities	1,190,449			1,122,750
Total stockholders’ equity	114,722			123,823
Total liabilities and stockholders’ equity	$1,305,171			$1,246,573
Net interest income		$11,097			$10,059
Interest rate spread			3.40%			3.27%
Net interest margin(2)			3.61%			3.42%
Average interest-earning assets to average interest-bearing liabilities			142.62%			145.46%
(1)	Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $25 and $790 for the three months ended September 30, 2022 and 2021.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$34,762	$210	0.81%	$77,632	$66	0.11%
Loans(1)	905,004	32,212	4.76%	869,238	30,722	4.73%
Available for sale securities	267,266	2,844	1.42%	179,901	1,560	1.16%
Total interest-earning assets	1,207,032	35,266	3.91%	1,126,771	32,348	3.84%
Non-interest-earning assets	82,152			70,646
Total assets	$1,289,184			$1,197,417
Liabilities and equity:
NOW accounts	$161,500	$172	0.14%	$145,830	$184	0.17%
Money market accounts	317,509	1,583	0.67%	231,849	1,042	0.60%
Savings accounts	190,218	279	0.20%	172,338	214	0.17%
Certificates of deposit	137,610	650	0.63%	183,136	1,292	0.94%
Total interest-bearing deposits	806,837	2,684	0.44%	733,153	2,732	0.50%
Escrow accounts	10,579	89	1.12%	9,727	84	1.15%
FHLB and FRB advances	18,586	293	2.11%	32,178	477	1.98%
Subordinated debt	5,155	122	3.16%	5,155	85	2.20%
Other interest-bearing liabilities	34,320	504	1.96%	47,060	646	1.84%
Total interest-bearing liabilities	841,157	3,188	0.51%	780,213	3,378	0.58%
Non-interest-bearing deposits	306,748			276,508
Other non-interest-bearing liabilities	23,023			19,844
Total liabilities	1,170,928			1,076,565
Total stockholders’ equity	118,256			120,852
Total liabilities and stockholders’ equity	$1,289,184			$1,197,417
Net interest income		$32,078			$28,970
Interest rate spread			3.40%			3.26%
Net interest margin(2)			3.55%			3.44%
Average interest-earning assets to average interest-bearing liabilities			143.50%			144.42%
(1)	Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $1,129 and $2,007 for the nine months ended September 30, 2022 and 2021.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2021			September 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(41)	$154	$113	$(55)	$199	$144
Loans receivable	1,128	(126)	1,002	1,271	219	1,490
Available for sale securities	66	313	379	875	409	1,284
Total interest-earning assets	1,153	341	1,494	2,091	827	2,918
Interest expense:
Deposits	42	351	393	185	(230)	(45)
Escrow accounts	4	(1)	3	6	(4)	2
Federal Home Loan Bank advances	22	12	34	(213)	29	(184)
Subordinated debt	—	26	26	—	37	37
Total interest-bearing liabilities	68	388	456	(22)	(168)	(190)
Net increase in net interest income	$1,085	$(47)	$1,038	$2,113	$995	$3,108

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2022 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change
400	$164,967	$(16,396)	(9.0)%	14.13%	(1.5)%
300	170,188	(11,175)	(6.2)%	14.30%	(0.3)%
200	174,494	(6,869)	(3.8)%	14.38%	0.2%
100	178,781	(2,582)	(1.4)%	14.43%	0.6%
0	181,363	—	—%	14.34%	—%
(100)	174,528	(6,835)	(3.8)%	13.52%	(5.7)%
(200)	$151,106	$(30,257)	(16.7)%	11.49%	(19.9)%

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

Our primary sources of liquidity are deposits, loan sales, amortization and prepayment of loans and mortgage-backed securities, maturities, sales and calls of investment securities and other short-term investments, earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and security sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $16.0 million and $5.8 million for the nine-month periods ended September 30, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $84.3 million and $74.1 for the nine-month periods ended September 30, 2022 and 2021, respectively, principally reflecting our investment security and loan activities in the respective periods. We also received $32.8 million in cash from the acquisition of two branches and the associated deposits in 2021. Cash outlays for the purchase of securities decreased from $181.9 million for the nine-month period ended September 30, 2021 to $30.2 million for the period ended September 30, 2022. We had cash outflows from a net increase in loans of $101.3 million for the nine months ended September 30, 2022 compared to a cash inflow of $42.3 million for the nine months ended September 30, 2021. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $24.3 million in the nine months ended September 30, 2022, and $89.4 million in the comparable 2021 period.

At September 30, 2022, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and due from banks	$28,110
Unencumbered securities	211,716
Amount available from the Paycheck Protection Plan Loan Facility	581
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured FHLB credit facility	161,709
Total available sources of funds	$462,116

The following table summarizes our main contractual obligations and other commitments to make future payments as of September 30, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	September 30, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$37,541	$37,541	$—	$—
Operating lease agreements	8,555	854	3,139	4,562
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	120,554	92,293	28,261	—
Total contractual obligations	$171,805	$130,688	$31,400	$9,717

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as employment related issues, claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incidental to our business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock beginning in the fourth quarter of 2022.

Participants in the Company’s equity incentive plans also may have awarded shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are retired pursuant to the terms of the applicable plan and not under a share repurchase program. Shares retired pursuant to these plans during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares	Average Price Paid per share
July 1 - 31, 2022	-	-
August 1 - 31, 2022	11,538	$9.58
September 1 - 30, 2022	-	-
Total	11,538	$9.58

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

101.0

The following materials for the period ended September 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 10, 2022	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 10, 2022	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer