Form 10-K
period 2022-12-31
Rhinebeck Bancorp, Inc.
filed 2023-03-23
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2023, there were 11,284,565 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at the end of the most recently completed second quarter was $36,924,574.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments or reduce our volume of loan originations, the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;

ii

●	negative financial impact from unfavorable regulatory penalties and/or settlements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	system failures or cybersecurity threats against our informational technology and those of our third party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus (“COVID-19”) pandemic, that are worse than expected.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

iii

PART I

Item 1.      Business

Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, Inc., (the “Company”) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, the Company became the holding company for Rhinebeck Bank (the “Bank”) when it closed its stock offering in connection with the completion of the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank.

At December 31, 2022, the Company had consolidated total assets of $1.34 billion, total deposits of $1.13 billion and stockholders’ equity of $108.1 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC, a New York-chartered non-stock corporation, is a mutual holding company that owns 56.24% of the outstanding common stock of Rhinebeck Bancorp, Inc.

Rhinebeck Bank

Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. The Bank provides a full range of banking and financial services to consumer and commercial customers through its 14 branches and one representative office located in Dutchess, Ulster and Orange counties. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). The Bank’s primary business activity is accepting deposits from the general public and using those funds, primarily to originate indirect automobile loans (automobile loans referred to us by automobile dealerships), commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and one- to four-family residential real estate loans, and to purchase investment securities. The Bank is subject to regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Based on published statistics, the U.S. unemployment rate was 3.5%, while the New York State unemployment rate was 4.3% as of December 31, 2022. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 2.5%, Orange County, 2.6%, Ulster County, 2.6% and Albany County, 2.5%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2022, the Hudson Valley’s private sector job growth increased by 3.0%. Unemployment rates, which soared during the shutdowns brought on by the COVID-19 pandemic, have now mostly returned to pre-pandemic levels. Based on published statistics, median household income for 2021 (the latest date for which information was available) was $87,112 in Dutchess County, $85,640 in Orange County, $71,040 in Ulster County and $73,810 in Albany County, compared to $69,021 in the U.S. and $75,157 in New York State as a whole. Based on published statistics, the 2021 estimated population was 297,112 in Dutchess County, 404,525 in Orange County, 182,951 in Ulster County and 313,743 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2022 (the latest date for which information is available), we had 10.37% of the FDIC-insured deposit market share in Dutchess County, which was 4th among the 15 institutions with offices in the county, 1.72% of the FDIC-insured deposit market share in Ulster County, which was 15th among the 19 institutions with offices in the county, and 0.90% of the FDIC-insured deposit market share in Orange County, which was 17th among the 23 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

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

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2022, net loans represented 74.4% of our total assets.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$53,720	5.42%	$35,646	4.18%
Commercial Real Estate Loans:
Non-residential	282,422	28.52%	245,568	28.78%
Multi-family	67,777	6.84%	55,926	6.55%
Construction(3)	20,329	2.05%	10,095	1.18%
Total	370,528	37.41%	311,589	36.51%
Commercial Loans:(4)	87,982	8.88%	104,323	12.22%
Consumer Loans:
Indirect automobile	457,223	46.17%	382,088	44.77%
Home equity	11,507	1.16%	11,857	1.39%
Other consumer	9,479	0.96%	7,955	0.93%
Total	478,209	48.29%	401,900	47.09%
Total loans receivable, gross	990,439	100.00%	853,458	100.00%
Net deferred loan origination fees	11,872		9,068
Allowance for loan losses	(7,943)		(7,559)
Loans receivable, net	$994,368		$854,967
(1)	Includes residential construction loans totaling $2.3 million and $2.0 million at December 31, 2022 and 2021, respectively.
(2)	Includes loans held for sale totaling $247,000 and $3.9 million at December 31, 2022 and 2021, respectively.
(3)	Represents the amounts distributed at the dates indicated.
(4)	Includes $537,000 and $29.5 million in U.S. Small Business Administration (“SBA”) Paycheck Participation Program (“PPP”) loans at December 31, 2022 and 2021, respectively.

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

	At December 31, 2022
		Commercial Real Estate Loans				Consumer Loans
	Residential Real Estate	Construction	Non-Residential	Multifamily	Commercial	Indirect Automobile	Home Equity	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$2,356	$12,825	$1,245	$—	$30,759	$5,990	$54	$910	$54,139
More than one year through five years	856	7,504	26,388	430	31,292	272,065	219	7,270	346,024
More than five years through fifteen years	12,294	—	146,188	44,514	25,931	179,168	3,490	1,299	412,884
More than 15 years	38,214	—	108,601	22,833	—	—	7,744	—	177,392
Total	$53,720	$20,329	$282,422	$67,777	$87,982	$457,223	$11,507	$9,479	$990,439

The following table sets forth the mix of fixed- and adjustable-rate loans at December 31, 2022 that are due after December 31, 2023, based on their contractual terms to maturity. The amounts shown below exclude unearned loan origination fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Residential real estate loans	$36,099	$15,265	$51,364
Commercial real estate loans
Non-residential	27,628	253,549	281,177
Multi-family	1,151	66,626	67,777
Construction	—	7,504	7,504
Commercial loans	47,267	9,956	57,223
Consumer loans
Indirect automobile	451,233	—	451,233
Home equity	309	11,144	11,453
Other consumer	8,569	—	8,569
Total	$572,256	$364,044	$936,300

Indirect Automobile Loans.

We have been in the business of providing indirect financing of automobile purchases since 1999. At December 31, 2022, indirect automobile loans totaled $457.2 million, or 46.2% of our total loan portfolio. While we still plan to originate indirect automobile loans, we plan to slow the growth of our indirect automobile portfolio by decreasing loan originations through increased pricing and limiting risk selections. We acquire our indirect automobile loans from 63 automobile dealerships located in the Hudson Valley region and 32 dealers located in the Albany area, either under an arrangement where the dealer receives a flat fee for referring the loan to us or receives a portion of the finance charge, which is known as dealer participation or dealer reserve. We typically pay 70% of the reserve to the dealer at the time of loan closing and retain the remainder to cover potential future prepayments. As of December 31, 2022, 45.8% of the aggregate principal balance of our indirect automobile loan portfolio was for the purchase of new vehicles and the remainder, 54.2%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2022 was five years and ten months.

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

At December 31, 2022, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $42.6 million, or 9.3% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Non-Residential Commercial Real Estate Loans.

At December 31, 2022, non-residential commercial real estate loans were $282.4 million, or 28.5%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2022, $112.4 million of our commercial real estate portfolio was owner-occupied real estate and $170.0 million was secured by income producing, non-owner occupied real estate. At December 31, 2022, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. As of December 31, 2022, we had three loans located outside of the state of New York totaling $11.4 million.

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

At December 31, 2022, our largest commercial real estate loan had an outstanding balance of $9.9 million and was secured by a hotel located in Wallkill, New York. At December 31, 2022, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2022, commercial business loans were $88.0 million, or 8.9% of our total loan portfolio. At December 31, 2022, commercial business loans included $537,000 of SBA PPP loans. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

Our commercial business loans include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable interest rates are based on a margin over an index we select, typically The Wall Street Journal Prime Rate. Commercial business loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type of collateral and our reliance primarily on the success of a borrower’s business for the repayment of the loan.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. At December 31, 2022, our leverage loans totaled $6.2 million, all of which were performing in accordance with their contractual terms.

At December 31, 2022, our largest commercial business loan had an outstanding balance of $4.8 million and was secured by all business assets. At December 31, 2022, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2022, one- to four-family residential real estate loans totaled $53.7 million, or 5.4% of our total loan portfolio, and consisted of $38.4 million of fixed-rate loans and $15.3 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case by case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

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

Historically we have sold all of the fixed-rate residential mortgage loans that we originated to reduce our interest rate risk exposure and generate fee income. The majority of the mortgage loans that we originated were sold to Freddie Mac on a servicing rights retained basis. We also originated State of New York Mortgage Agency (“SONYMA”) loans, which were sold on a servicing released basis. More recently we have begun to retain in our portfolio more high quality fixed-rate mortgages with terms up to 30 years as we believe the interest rates on the mortgages are more favorable relative to market interest rates. We sold $23.8 million and $72.9 million of fixed-rate residential mortgages during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, we serviced $301.2 million of one- to four-family residential mortgage loans for others. We generated $744,000 and $717,000 in loan servicing fee income during the years ended December 31, 2022 and 2021, respectively.

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

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2022, residential construction loans totaled $2.3 million, or 4.2% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans.

At December 31, 2022, multi-family real estate loans totaled $67.8 million, or 6.8%, of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units in our market area.

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

At December 31, 2022, our largest multi-family real estate loan had an outstanding balance of $14.8 million and was secured by an apartment complex located in Poughkeepsie, New York. At December 31, 2022, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2022, commercial construction and land development loans totaled $20.3 million, or 2.1% of our total loan portfolio. All of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $29.5 million at December 31, 2022.

Our construction and land development loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate plus a margin. We generally offer commercial construction loans with a loan-to-value ratio of up to 75% of the appraised value on a completed basis or the cost of completion, whichever is less. We offer financing to purchase land for development with a maximum loan-to-value ratio of 50%.

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

At December 31, 2022, our largest construction and land development loan was an automotive dealer construction project located in Fishkill, New York, and had an available balance of $12.6 million and an outstanding balance of $1.8 million. At December 31, 2022, this loan was performing according to its original terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2022, $11.5 million of our consumer loans were home equity loans and lines of credit, and $8.3 million of our consumer loans were direct automobile loans.

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

Fixed-rate residential mortgages may be sold upon origination to limit our interest rate risk exposure and generate fee income. Mortgage loans are usually sold to Freddie Mac on a servicing rights retained basis; however, we may sell mortgages on a servicing released basis to free up capital, maximize profitability and protect us from risk.

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

Loans in excess of the Credit Committee’s loan approval authority require the approval of the Board of Directors. Loans in excess of our internal loans-to-one borrower limitation and certain loans that involve policy exceptions also must be approved by the Board of Directors.

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

At December 31, 2022, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $32.8 million and $30.0 million, respectively. As of December 31, 2022, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2022, our largest lending relationship consisted of 33 loans aggregating $24.0 million, which consisted of $21.0 million secured by multiple commercial properties and $3.0 million secured by equipment, inventory and receivables. At December 31, 2022, each loan in this relationship was performing according to its original repayment terms.

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

Non-performing Loans.  At December 31, 2022, $4.4 million, or 0.4% of our total loans, were non-performing loans. The breakdown by loan classification was as follows: $1.4 million of commercial real estate, $1.8 million of residential real estate, $797,000 of indirect automobile, $183,000 of commercial and $268,000 of other consumer loans.

Other Real Estate Owned.  At December 31, 2022 and 2021, the Company had no other real estate owned.

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

The principal balance of TDRs at December 31, 2022 was $1.3 million, comprised of two residential loans totaling $1.2 million and one home equity loan of $98,000, all of which were in non-accrual status. The same three TDRs at December 31, 2021 totaled $1.4 million and were also in non-accrual status.

COVID-19 Loan Forbearance Program.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provided that a qualified loan modification was exempt by law from classification as a TDR pursuant to generally accepted accounting principles (“GAAP”), for a limited period of time.  Loan modifications that did not meet the CARES Act criteria but that were made in connection with COVID-19 could be presumed not to be TDRs, pursuant to the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (the “Revised Statement”), dated April 17, 2020, if they were current at a time the loan modification program was implemented and the modifications were short-term (e.g., six months). If the criteria were not met under either Section 4013 or the Revised Statement, banks were required to follow their existing accounting policies to determine whether COVID-related modifications should be accounted for as a TDR.

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

During 2021, the Bank approved 120 loan deferrals totaling $1.9 million. As of December 31, 2022, all of the modifications granted to customers had expired and there were no deferrals outstanding.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$1,794	$2,230
Commercial real estate loans
Non-residential	1,382	2,721
Commercial loans	183	687
Consumer loans
Indirect automobile	797	734
Home equity	217	270
Other consumer	51	47
Total	$4,424	$6,689

Troubled debt restructurings (accruing):
Total troubled debt restructurings (accruing)	$—	$—

Total non-performing assets and total troubled debt restructurings (accruing)	$4,424	$6,689

Total non-performing loans to total loans	0.45%	0.78%
Total non-performing loans to total assets	0.33%	0.52%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.33%	0.52%

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

At December 31, 2022, the Company classified $6.3 million of loans as Substandard, of which $3.0 million were commercial non-residential real estate loans, $1.5 million were residential loans, $477,000 were commercial and industrial loans, $1.1 million were indirect automobile loans, $217,000 were home equity loans and $51,000 were other consumer loans. At December 31, 2021, the Company classified $7.0 million of loans as Substandard, of which $3.0 million were commercial non-residential real estate loans, $2.2 million were residential loans, $775,000 were commercial and industrial loans, $734,000 were indirect automobile loans, $270,000 were home equity loans and $47,000 were other consumer loans. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the risks of loss inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions among other qualitative factors. Our allowance for loan losses consists of two elements: (1) an allocated allowance, which comprises specific allowances established on impaired loans, and general allowances based on historical loss experience and current trends, and (2) an unallocated allowance based on general economic conditions and other risk factors in our markets and portfolios. We maintain a loan review system, which allows for a periodic review (at least quarterly) of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the fair value of collateral method, taking into account the appraised value, any valuation assumptions used, estimated costs to sell and trends in the market since the appraisal date. General loan loss allowances, which is for loans (other than impaired loans) reviewed collectively by type, are based upon a combination of factors including, but not limited to, actual loan loss experience, size and composition of the loan portfolio, current economic conditions and management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans that are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. We did not maintain an unallocated allowance at either December 31, 2022 or December 31, 2021.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For a discussion regarding that accounting standard and its implementation, see “Management’s Discussion and Analysis if Financial Condition and Results of Operation – Terms of Critical Accounting Policies.”

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$7,559	$11,633
Provision for (credit to) loan losses	1,414	(3,667)
Charge-offs:
Residential real estate loans	(44)	—
Commercial loans	(456)	(12)
Consumer loans
Indirect automobile	(2,660)	(2,048)
Other consumer	(107)	(24)
Total charge-offs	(3,267)	(2,084)
Recoveries:
Residential real estate loans	156	6
Commercial loans	119	101
Consumer loans
Indirect automobile	1,907	1,525
Other consumer	55	45
Total recoveries	2,237	1,677
Net charge-offs	(1,030)	(407)
Allowance for loan losses at end of period	$7,943	$7,559
Allowance for loan losses to non-performing loans at end of period	179.54%	113.01%
Allowance for loan losses to total loans outstanding at end of period	0.80%	0.89%
Non-performing loans to total loans	0.45%	0.78%
Net charge-offs to average loans outstanding during period	(0.11)%	(0.05)%

During the year, our allowance for loan losses increased $384,000, or 5.1%, reflecting an increase in our loan portfolio partially offset by a reduction in the overall risk rating of our indirect loan portfolio.

The following table sets forth the ratios of net charge-offs to average loans by loan category.

	Year Ended December 31,
	2022	2021
Net recoveries (charge-offs) to average loans outstanding
Residential real estate loans	0.28%	0.02%
Commercial loans	(0.38)%	0.07%
Consumer loans
Indirect automobile	(0.17)%	(0.14)%
Other consumer	(0.50)%	0.22%

Net charge-offs for the year ended December 31, 2022 totaled $1.0 million, compared to $407,000 for the year ended 2021. Net charge-offs for indirect automobiles totaled $753,000 for the year ended December 31, 2022, compared to $523,000, for the year ended December 31, 2021. In 2022, we had one residential real estate recovery of $143,000, contributing to an increase in the net recovery of residential real estate loans. The net charge-off of commercial loans in 2022 was primarily due to one large commercial loan charge-off of $449,000. Other consumer loans had net charge-offs of $52,000 for the year ended December 31, 2022 as compared to a net recovery of $21,000 for the year ended December 31, 2021.

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

	At December 31,
	2022			2021
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$103	1.30%	5.42%	$54	0.71%	4.18%
Commercial real estate loans
Non-residential	2,652	33.39	28.52	3,093	40.92	28.78
Multi-family	379	4.77	6.84	224	2.96	6.55
Construction	—	—	2.05	—	—	1.18
Commercial loans	881	11.09	8.88	725	9.59	12.22
Consumer loans
Indirect automobile	3,868	48.69	46.17	3,416	45.19	44.77
Home equity	18	0.23	1.16	20	0.27	1.39
Other consumer	42	0.53	0.96	27	0.36	0.93
Total allowance	$7,943	100.00%	100.00%	$7,559	100.00%	100.00%

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

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2022, our investment portfolio had a fair value of $223.7 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

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

There are no limits on security purchases or sales executed for the purpose of cash management or for providing for the liquidity needs of the Bank. Transactions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Investment Committee, which reports them to the Board.

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

The aggregate fair value of our FHLB common stock as of December 31, 2022 was $3.3 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2022 equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and was necessary to support the balance of our advances. We are required to purchase stock as our outstanding advances increase. Our stock position is reviewed and adjusted weekly by the FHLB.

Evaluation of Securities Portfolio.  Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if, (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. Management has considered these factors and determined that there were no securities with impairments that are other than temporary at December 31, 2022 and 2021.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2022. Weighted average yields are calculated by dividing the income by amortized cost. No tax equivalent adjustments were made in calculating the weighted average yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$14,992	0.29%	$25,180	0.98%	$—	—%	$—	—%	$40,172	$37,857	0.72%
Mortgage-backed securities – residential	5	1.50%	1,250	2.04%	5,991	2.68%	166,680	1.51%	173,926	144,534	1.56%
U.S. government and agency obligations	—	—%	19,785	0.74%	5,000	3.01%	—	—%	24,785	22,449	1.20%
Municipal securities	1,931	2.71%	1,197	1.40%	1,989	2.11%	—	—%	5,117	4,786	2.17%
Corporate bonds	—	—%	—	—%	14,700	4.07%	—	—%	14,700	13,217	4.07%
Other	—	—%	644	10.15%	—	—%	—	—%	644	816	10.15%
Total	$16,928	0.57%	$48,056	1.04%	$27,680	3.44%	$166,680	1.51%	$259,344	$223,659	1.57%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, and brokered certificates of deposit, depending on market conditions, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows, loan prepayments and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for both individuals and businesses. We encourage commercial business borrowers to maintain their primary deposit accounts with us. At December 31, 2022, our deposits totaled $1.13 billion. Brokered deposits are obtained when needed to build liquidity at favorable rates. Brokered deposits totaled $34.0 million at December 31, 2022.

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Non-interest-bearing demand accounts	$304,488	27.39%	-%	$284,279	27.59%	-%
Interest-bearing demand accounts	160,172	14.41%	0.14%	148,851	14.45%	0.16%
Money market accounts	315,231	28.36%	1.08%	244,412	23.72%	0.57%
Savings accounts	188,188	16.93%	0.24%	174,369	16.93%	0.16%
Certificates of deposit	143,449	12.91%	1.00%	178,360	17.31%	0.88%
Total	$1,111,528	100.00%	0.50%	$1,030,271	100.00%	0.34%

As of December 31, 2022 and 2021, approximately $394.6 million and $394.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

As of December 31, 2022, the aggregate amount of certificates of deposits in denominations greater than $250,000 was $38.9 million. In addition, as of December 31, 2022, the portion of certificates of deposit in excess of the FDIC insurance limit of $250,000 was $14.1 million. The following table sets forth the maturity of those certificates as of December 31, 2022.

Maturity Period	Amount

(In thousands)
Three months or less	$710
Over three through six months	1,782
Over six through twelve months	3,264
Over twelve months	8,391
Total	$14,147

At December 31, 2022, $151.6 million of our certificates of deposit will mature during 2023. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At December 31, 2022, we had the ability to borrow $667.9 million under our credit facilities with the FHLB.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month London inter-bank offered rate “LIBOR” plus 2.00%. After June 30, 2023, the three month LIBOR rate will be replaced by the three month CME term Secured Overnight Financing Rate (“SOFR”) as adjusted by 0.26%, the relevant spread adjustment. The interest rate on these securities at December 31, 2022 was 6.69%.

Rhinebeck Bank has the following four wholly-owned subsidiaries:

●	Pleasant View Subdivision, LLC, a New York limited liability corporation, which was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. As of November 22, 2021, all of the assets held by Pleasant View Subdivision, LLC had been sold.
●	456 Broadway, LLC, a New York limited liability corporation, which was formed in 2020 to acquire the Newburgh branch.
●	Dutchess Golf Club, LLC, a New York limited liability corporation, which was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold.
●	New Horizons Asset Management Group, LLC, which was acquired in 2012. All of its business functions have been transferred to RAM.

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

As of December 31, 2022, we had 182 full-time employees and 10 part-time employees. Approximately 44% of our employees are employed at our banking center and loan production offices, and another 56% are employed at our corporate headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2022, approximately 61% of our current workforce was female and 39% male. Our average tenure is six and one half years, up slightly from the average tenure of six years as of December 31, 2021.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2022) of each executive officer:

Michael J. Quinn is President and Chief Executive Officer of Rhinebeck Bank. He was appointed as CEO in 2004 and has been a member of the Board of Directors since 2001 when he was President and COO. He began his career at Rhinebeck Bank in 1984 and has held various positions including Branch Manager, Treasurer, Senior Lending Officer and President and COO before being named as President and CEO in 2004. Age 61.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 56.

Michael J. McDermott is the Chief Financial Officer of Rhinebeck Bank, a position he has held since 2001. Prior to joining the Bank, Mr. McDermott held the position of CFO, as well as other senior executive positions, in several diverse industries including a large insurance brokerage, a healthcare software startup and two manufacturing companies. Age 70.

James T. McCardle III joined the Bank in 2001 and is currently the Chief Credit Officer of Rhinebeck Bank, a position he was appointed to in 2018. Prior to being named CCO, Mr. McCardle was the Chief Lending Officer for seven years. He has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 57.

Philip Bronzi joined the Bank in 2012 as the Vice President of Lending. He became the Senior Vice President of Lending in 2018 and was named Chief Lending Officer in 2021.  His career expands over 20 years in commercial lending with various banks in the Hudson Valley.  Age 47.

Karen Morgan-D’Amelio, Esq. is the Chief Risk Officer and General Counsel for Rhinebeck Bank and a member of its executive leadership team. She was appointed to these positions in 2014. Prior to joining the Bank, Ms. Morgan-D’Amelio worked in both private practice and held managing attorney roles and leadership roles in financial institutions such as The Dime Savings Bank of NY, FSB, Washington Mutual and J.P. Morgan Chase, and was a Deputy County Attorney for Nassau County, New York. Age 52.

Francis X. Dwyer is the President of Rhinebeck Asset Management.  He has been with Rhinebeck Bank in this position since 2015.   His career expands over 34 years in the financial services industry.  Prior to joining the Bank,  he held other senior executive roles with various other financial institutions.  Age 61.

Timmian C. Massie joined Rhinebeck Bank in October 2020 as Chief Marketing/Public Affairs Officer. He previously served as Senior Vice President for Marketing, Public Affairs and Government Relations at Nuvance Health and its predecessor, Health Quest Systems, Inc. With more than 40 years' experience in communications, he brings a wealth of knowledge to his role. He previously served in senior positions in healthcare, utilities, government and higher education, where he was also an adjunct professor. Age 64.

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

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. Rhinebeck Bank is a member of the FHLB of New York and its deposits are insured up to applicable limits by the FDIC. Rhinebeck Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classifying of assets and establishing an adequate allowance for loan losses for regulatory purposes.

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion of assets an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework is considered compliant with all applicable regulatory capital and leverage requirements and deemed “well capitalized” for prompt corrective action purposes, discussed below. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective January 1, 2020. Management has chosen not to utilize the community bank leverage ratio.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2022, Rhinebeck Bank exceeded all of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2022, Rhinebeck Bank was classified as a “well capitalized” institution.

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

Beginning in 2020, in response to the pandemic, institutions were able to reduce their total assets by the PPP loans in the calculation of the assessment.

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

Regulation of Brokered Deposits. Section 29 of the Federal Deposit Insurance Act establishes, among other things, a general prohibition on the acceptance by any insured depository institution that is not well capitalized of any deposit obtained, directly or indirectly, by or through any deposit broker. This statutory prohibition is further implemented through the regulations of the FDIC and, historically, numerous published and unpublished FDIC staff interpretations of the statute and the FDIC’s regulation.

On December 15, 2020, the FDIC adopted a final rule substantially amending its brokered deposits regulation. The final rule sought to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of deposit broker; (2) the identification of a number of business relationships in which the agent or nominee of the depositor is not deemed to be a "deposit broker" because the primary purpose of the agent or nominee is not the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon a “primary purpose” exception, but do not qualify as one of the enumerated business relationships to which the exception is deemed to apply; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one bank is not considered a deposit broker.

The final rule took effect on April 1, 2021; however, full compliance with the final rule was not required until January 1, 2022. Under the amended brokered deposits regulation, the range of activities viewed as deposit brokerage has been modified, which could have an impact on the Bank’s deposit premiums, capital and liquidity risk management planning and regulatory monitoring and reporting obligations.

FDIC Improvement Act (“FDICIA”).  Under FDICIA, an institution with over $1 billion in assets is subject to more vigorous audit requirements. Part 363 of FDICIA requires an internal control over financial reporting integrated audit by independent auditors. A ruling by the FDIC passed in October of 2020 allowed the Company to use the December 31, 2019 consolidated asset balance due to the unexpected growth of PPP loans. While these requirements would have been applicable for the Company in 2021, the interim ruling delayed this requirement. The Company complied with all FDICIA requirements in 2022.

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

Effective March 1, 2017, the NYSDFS made effective regulations that require financial institutions regulated by the NYSDFS, including Rhinebeck Bank, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.

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

Regulatory Enforcement Authority

Federal law provides federal banking regulators with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders, and initiate injunctive actions against banking organizations and institution-affiliated parties, as defined In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

COVID-19 Legislation

 In response to the COVID-19 pandemic, Congress and the federal banking agencies, though legislation, rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and Consolidated Appropriations Act (“CAA”) of 2021. As the COVID-19 pandemic has evolved, federal and state regulatory authorities continued to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation in response to new COVID-19 variants. We will continue to assess the impact of the CARES Act, CAA, and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2022, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2022, no dividends had been paid by Rhinebeck Bank.

Audit of Tax Returns.  Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.

State Taxation

Rhinebeck Bancorp, MHC, Rhinebeck Bancorp, Inc. and Rhinebeck Bank report income on a combined fiscal year basis to New York State. The statutory tax rate is currently 6.5% for general business taxpayers, and 7.25% for general business taxpayers with a business income base of more than $5,000,000. An alternative tax of 0.1875% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is no longer applicable for tax years beginning January 1, 2024. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for the Bank.

Item 1A.  Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to Economic Conditions

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Substantially all of our loans are to businesses and individuals in the Hudson Valley in New York. Recessionary conditions or adverse economic conditions in our local market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues may adversely affect businesses operating in our market.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for loan losses;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
●	collateral for loans may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, government rules or policies and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States hit a high in June of 2022 at 9.1%, and while currently declining, was still at 6.5% as of December 31, 2022. As a result, the Federal Reserve has continued to increase the target federal funds rate, up 425 basis points in 2022, and has indicated its intention to continue to increase interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Risks Related to Interest Rates

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected. If the FOMC further increased the targeted federal funds rates, overall interest rates will likely continue to rise, which may positively impact our interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. Further, as discussed below, the increase in market interest rates is expected to have an adverse effect on our net interest income and profitability.

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

If interest rates rise, and the interest rates on our deposits increased faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Changes in market interest rates may also affect the demand for the Company’s products and services, competition for deposits, the secondary mortgage market, and our ability to realize gains from the sale of assets.

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates have an adverse effect on stockholders' equity. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity. During the year ended December 31, 2022, we incurred other comprehensive losses, net of tax, of $25.5 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which may ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Risks Related to our Lending Activities

Our automobile lending exposes us to increased credit risks.

At December 31, 2022, $457.2 million, or 46.2% of our total loan portfolio and 34.2% of our total assets, consisted of indirect automobile loans, which represents loans originated through automobile dealers for the purchase of new or used automobiles. At that date, $8.3 million, or 0.8% of our total loan portfolio, consisted of automobile loans that we also originated directly. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Automobile loans are inherently risky as they are secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We intend to continue to emphasize the originations of commercial real estate and commercial business loans. At December 31, 2022, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $458.5 million, or 46.3% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates and larger balances, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict, and possibly more likely. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate, automobiles and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary. A problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

We expect that the implementation of Current Expected Credit Loss (“CECL”), which will require us to record an allowance for credit losses in excess of our existing allowance for loan losses, could cause increased volatility in our financial condition and results of operation.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, CECL. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. The Company adopted CECL as of January 1, 2023. This will change the current method of providing allowances for loan losses that are probable, which will require us to record an allowance for credit losses as of January 1, 2023 in excess of our existing allowance for loan losses, and will greatly increase the analysis we will need to undertake to determine the appropriate level of the allowance for credit losses. Although we expect that we will continue to meet all capital adequacy requirements to which we are subject following recording of the impact of adoption to stockholders’ equity, future provisioning for expected credit losses under CECL may have a material adverse effect on our financial condition and results of operations.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2022, $112.4 million, or 11.3% of our total loan portfolio and 39.8% of our commercial real estate loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

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

Our assets increased $54.8 million, or 4.3%, from $1.28 billion at December 31, 2021 to $1.33 billion at December 31, 2022, primarily due to increases in loans. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to execute our business plan, which would have an adverse effect on our financial condition and results of operations.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

In 2021, we continued to build market share by opening two newly acquired and two de novo branches in Orange County, New York. There are considerable costs involved in establishing new branches as they require time to generate sufficient revenues to offset their initial start-up costs. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient level of depositors and borrowers to offset expenses. We were unable to gain substantial traction in our Monroe branch and decided to permanently close the branch at year-end 2022. While it appears the other locations have been finding success in their respective market places, we cannot assure you that our new branches will be successful even after they have been established. Additionally, while our branch network continues to be a very significant source of new business generation, consumers continue to migrate much of their routine banking to self-service channels, which may decrease the cost-effectiveness of our branch network and negatively affect earnings.

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

The application of more stringent capital requirements could, among other things, require us to maintain higher capital levels resulting in lower returns on equity, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. See “Item 1. Supervision and Regulation — Federal Bank Regulation — Capital Requirements.”

 Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create a significant level of concern for the state of the global environment. As a result of the increased political and social awareness surrounding the issue, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. While it is impossible to predict how climate change may directly impact our financial condition and operations; the physical effects of climate change may present certain risks to our customers. Unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities.

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

Our non-interest expenses totaled $37.4 million and $35.5 million for the years ended December 31, 2022 and 2021, respectively. Although we continue to monitor our expenses and have achieved certain efficiencies, we have experienced increased costs, especially due to market expansion activities and the opening of new branch offices in 2021. In 2022, the closure of our Monroe branch also increased costs as did inflation. Moreover, our efficiency ratio, comparative to peers, remains high as a result of our higher operating expenses, even though we have increased our net interest income. Our efficiency ratio totaled 78.40% and 75.82% for the years ended December 31, 2022 and 2021, respectively. Failure to control or maintain our expenses may reduce future profits.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

The market value of our securities portfolio may fluctuate, potentially increasing accumulated other comprehensive loss or reducing earnings. During the year ended December 31, 2022, we incurred other comprehensive losses, net of tax, of $25.5 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

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

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits, we may lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

Other primary sources of funds consist of cash flows from operations and sales of investment securities. Additional liquidity is provided by our ability to borrow from the FHLB of New York or our ability to sell portions of our loan portfolio. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell mortgage portfolios as a result of higher market interest rates negatively impacting originations, a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Our common stock is traded on The NASDAQ Capital Market (ticker symbol “RBKB”), but the volume of shares traded is relatively low. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

At December 31, 2022, we conducted business through our corporate office in Poughkeepsie and 14 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Middletown, Newburgh, Poughkeepsie (three branch offices), Red Hook, Wappingers Falls and Warwick, as well as two representative offices in Montgomery and Albany. A stand-alone ATM located in Tivoli, New York was removed in January 2022 and our branch office located in Monroe, New York was permanently closed as of December 30, 2022. We own seven and lease nine properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2022, the net book value of our land, buildings, furniture, fixtures and equipment was $18.7 million.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Rhinebeck Bancorp, Inc. is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2023, Rhinebeck Bancorp, Inc. had 364 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock. No shares were repurchased under the stock repurchase plan during the three months ended December 31, 2022.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2022.

Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects information contained in our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements contained within this Form 10-K.

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

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, professional fees, marketing expenses, premium payments we make to the FDIC for insurance of our deposits and other general and administrative expenses.

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

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

●	Maintain our indirect automobile loan portfolio. We originate automobile loans through a network of 95 automobile dealerships (63 in the Hudson Valley region and 32 in Albany, New York). In 2022, we exceeded our goals to grow this portfolio. Our indirect automobile loan portfolio totaled $457.2 million, or 46.2% of our total loan portfolio and 34.2% of total assets, at December 31, 2022 as compared to $382.1 million, or 44.8% of our total loan portfolio and 29.8% of total assets, at December 31, 2021. In addition, our direct automobile portfolio totaled $8.3 million at December 31, 2022. While we still plan to originate such loans, we plan to slow the growth of our indirect automobile loan portfolio by decreasing loan originations through increased pricing and limiting risk selections. Current management’s risk appetite limits our total indirect automobile loan portfolio to 45% of total assets.
●	Focus on commercial real estate, multi-family real estate and commercial business lending. We believe that commercial real estate, multi-family real estate and general commercial business lending offer opportunities to invest in our community, while helping to increase the overall yield earned on our loan portfolio and assisting in managing interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence. The purchase of loan pools may be considered in the event our organic loan production does not meet our expectations.
●	Increase core deposits, including demand deposits. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit), particularly non-interest-bearing demand deposits, because they have no cost and are less sensitive to withdrawal when interest rates fluctuate. Core deposits represented 80.9% of our total deposits at December 31, 2022 compared to 85.8% at December 31, 2021. Going forward, we will focus on increasing our core deposits by increasing our commercial lending activities and enhancing our relationships with our retail customers. We are also working to continue to increase our market share in Orange County, New York, having opened four new branches in the county in 2021.
●	Continue expense control. Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as reducing our staffing levels, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $37.4 million and $35.5 million for the years ended December 31, 2022 and 2021, respectively.
●	Manage credit risk to maintain a low level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.33% at December 31, 2022, which decreased from 0.52% at December 31, 2021.
●	Grow the balance sheet. During 2021 we opened four new branches in Orange County: two in Warwick and Monroe, as the result of a purchase from ConnectOne Bank, and two in Newburgh and Middletown, as de novo locations. While our focus on developing Orange County remains a strategic priority for the Bank, we made the business decision to permanently close the Monroe branch at year-end 2022. The branch location and sheer number of financial institutions in the market made it difficult to gain any meaningful traction. We believe that the remaining offices, and the Bank overall, will continue to benefit from a large customer base that prefers doing business with a local institution and may be reluctant to do business with larger institutions. By providing our customers with quality service, coupled with a home-town ambience, we expect to continue our strong organic growth. Also, as the pandemic retreats, we expect that the pent- up demand of commercial activity will return to a more normal pace providing renewed growth opportunities for our loan portfolio.

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

The allowance represents management’s best estimate, but worsening loan quality and economic conditions could result in an additional allowance.  Likewise, external events could potentially improve loan quality and economic conditions, which may allow a reduction in the required allowance.  In either instance, unanticipated and unforeseeable changes could have a significant impact on results of operations.

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

The Company is adopting Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. The new accounting rule requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to enhance their credit loss estimates.

The Company’s CECL implementation efforts are continuing to focus on model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances and forecasted economic conditions as of December 31, 2022, management believes the adoption of the CECL standard will result in an increase in the current reserves of approximately $800,000, or 10%, bringing the reserve to $8.7 million at January 1, 2023, as compared to the Company’s current reserve levels of $7.9 million. This preliminary estimate is contingent upon continued testing and refinement of the model, methodologies and judgments utilized to determine the estimate. The actual impact of the adoption will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. At adoption, we expect to have a cumulative-effect adjustment to retained earnings, net of tax, for this change in the ACL, which would likely decrease our capital. We expect to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard.

Our methodology for estimating lifetime expected credit losses for our loan portfolios will include the following key components:

a.	Segmentation of loans into pools that share common risk characteristics;
b.	An economic forecast period based on the relation of losses with key economic variables for each portfolio segment;
c.	Reversion period to historical loss experience using a straight-line method;
d.	Inclusion of qualitative adjustments to consider factors that have not been accounted for;
e.	Discounted cash flow method to measure credit impairment on each of our loan portfolio segments;
f.

Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows; and

g.

The estimation methodology for credit losses on unfunded lending-related commitments is similar to the process for estimating credit losses for loans, although with the addition of a probability of draw estimate that is applied to each loan portfolio segment.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for loan losses. One of the most significant variables being portfolio growth, evaluated for the changing historical loss trends within the specific business segments. As of December 31, 2022, $1.2 million of our allowance for loan losses reflected the specific risk relative to portfolio growth trends. Based on our model, if all segments of the portfolio grew by an additional 5% on a year-over-year basis, our allowance for loan losses as of December 31, 2022, would have increased by $408,000 to $8.2 million, holding all other variables constant. Conversely, if all segment balances of our loan portfolio had fallen by 5% during the year ended December 31, 2022, our allowance for loan losses would have decreased by $377,000 to $7.5 million, holding all other variables constant.

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

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements. A prolonged economic downturn or deterioration in the economic outlook may lead management to conclude that an interim quantitative impairment test of our goodwill is required prior to the annual impairment test. Based on our impairment tests, no impairment was recorded in 2022 or 2021.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2022 and 2021.

	At December 31,
	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,335,977	$1,281,166
Cash and cash equivalents	31,384	72,091
Securities available-for-sale	223,659	280,283
Loans receivable, net	994,368	854,967
Bank owned life insurance	29,794	29,131
Goodwill and other intangibles	2,569	2,668

Total liabilities	1,227,845	1,155,197
Deposits	1,129,933	1,101,999
Federal Home Loan Bank advances	57,723	18,041
Subordinated debt	5,155	5,155

Total stockholders’ equity	$108,132	$125,969

	For the Year Ended December 31,
	2022	2021

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$48,592	$43,700
Interest expense	6,756	4,287
Net interest income	41,836	39,413
Provision for (credit to) loan losses	1,414	(3,667)
Net interest income after provision for (credit to) loan losses	40,422	43,080
Non-interest income	5,896	7,423
Non-interest expense	37,422	35,512
Income before income tax expense	8,896	14,991
Income tax expense	1,899	3,433
Net income	$6,997	$11,558
Earnings per share (diluted)	$0.64	$1.06

	At or For the Year Ended December 31,
	2022	2021
Performance Ratios:
Return on average assets(1)	0.54%	0.95%
Return on average equity(2)	6.06%	9.49%
Interest rate spread(3)	3.22%	3.28%
Net interest margin(4)	3.45%	3.45%
Efficiency ratio(5)	78.40%	75.82%
Average interest-earning assets to average interest-bearing liabilities	142.18%	144.89%
Total loans to total assets	74.14%	66.62%
Equity to assets(6)	8.91%	10.02%

Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	9.75%	9.65%
Tier I capital (to risk-weighted assets)	11.55%	12.76%
Total capital (to risk-weighted assets)	12.25%	13.54%
Common equity Tier 1 capital (to risk-weighted assets)	11.55%	12.76%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.80%	0.89%
Allowance for loan losses as a percent of non-performing loans	179.54%	113.01%
Net charge-offs to average outstanding loans	(0.11)%	(0.05)%
Non-performing loans as a percent of total loans	0.45%	0.78%
Non-performing assets as a percent of total assets	0.33%	0.52%

Other Data:
Book value per common share	$ 9.58	$ 11.15
Tangible book value per common share(8)	$ 9.35	$ 10.92
Number of offices	17	18
Number of full-time equivalent employees	190	192
(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.
(8)	Represents a non-GAAP financial measure, see table below for a reconciliation of the non-GAAP financial measures.

NON-GAAP FINANCIAL INFORMATION

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measure: “tangible book value per common share.” Management uses this non-GAAP measure because we believe that it may provide useful supplemental information for evaluating our operations and performance, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes this non-GAAP measure may also provide users of our financial information with a meaningful measure for assessing our financial results, as well as a comparison to financial results for prior periods. This non-GAAP measure should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included below.

	December 31,
(In thousands, except per share amounts)	2022	2021
Book value per common share reconciliation
Total shareholders' equity (book value) (GAAP)	$108,132	$125,969
Total shares outstanding	11,285	11,296
Book value per common share	$9.58	$11.15
Total common equity
Total shareholders' equity (book value) (GAAP)	$108,132	$125,969
Goodwill	(2,235)	(2,235)
Intangible assets, net	(334)	(433)
Tangible common equity (non-GAAP)	$105,563	$123,301
Tangible book value per common share
Tangible common equity (non-GAAP)	$105,563	$123,301
Total shares outstanding	11,285	11,296
Tangible book value per common share (non-GAAP)	$9.35	$10.92

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets.  Total assets were $1.34 billion at December 31, 2022, representing an increase of $54.8 million, or 4.3%, compared to $1.28 billion at December 31, 2021. The increase was primarily related to an increase in net loans receivable of $139.4 million, or 16.3%, and an increase in deferred tax assets of $6.8 million, or 202.2%, partially offset by a decrease in available for sale securities of $56.6 million, or 20.2% and a decrease in cash and cash equivalents of $40.7 million, or 56.5%.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $40.7 million, or 56.5%, to $31.4 million at December 31, 2022 from $72.1 million at December 31, 2021, primarily due to a decrease in deposits held at the Federal Reserve Bank of New York, as excess cash was used to fund loan growth.

Investment Securities Available for Sale.  Investment securities available for sale decreased $56.6 million, or 20.2%, to $223.7 million at December 31, 2022 from $280.3 million at December 31, 2021. The decrease was primarily due to $39.4 million of paydowns and maturities and $14.8 million of sales and calls, the proceeds of which were used to fund loan growth. A decrease of $32.2 million in unrealized market losses, due to the impact of an increasing interest rate environment on market valuations, also contributed to the decrease. The decrease was partially offset by $30.2 million in purchases, primarily in new U.S. government agency securities.

Net Loans.  Net loans receivable were $994.4 million at December 31, 2022, an increase of $139.4 million, or 16.3%, as compared to $855.0 million at December 31, 2021. The increase was primarily due to increases of $75.1 million, or 19.7%, in indirect automobile loans and $58.9 million, or 18.9%, in commercial real estate loans, while commercial and industrial loans decreased $16.3 million, or 15.7%. The decrease in commercial and industrial loans was due to a decrease in PPP loans of $28.9 million, primarily as a result of SBA loan forgiveness. Excluding PPP loans, commercial and industrial loans increased $12.6 million, or 16.8%.

During the year, the allowance for loan losses increased $384,000, or 5.1%, reflecting an increase in our loan portfolio. Non-accrual loans and non-performing assets decreased $2.3 million, or 33.9%, to $4.4 million at December 31, 2022 from $6.7 million at December 31, 2021. The Company had no other real estate owned at the end of either period.

Deferred Tax Assets. Deferred tax assets increased $6.8 million, or 202.2%, to $10.1 million at December 31, 2022, primarily due to an increase in the unrealized loss on available for sale securities, driven by the impacts of an increasing interest rate environment on market valuations. The unrealized loss on available for sale securities was $35.7 million at December 31, 2022 as compared to $3.5 million at December 31, 2021.

Total Liabilities.  Total liabilities increased $72.6 million, or 6.3%, in 2022 primarily due to an increase in FHLB advances of $39.7 million, or 220.0%, an increase in deposits of $27.9 million, or 2.5%, and an increase in accrued expenses and other liabilities of $4.4 million, or 21.2%.

Deposits.  Deposits increased $27.9 million, or 2.5%, to $1.13 billion at December 31, 2022. Interest bearing accounts grew 7.5%, or $59.2 million, to $846.4 million. The increase resulted from an increase in certificates of deposit of $59.5 million, or 37.9% and an increase in money market accounts of $7.7 million, or 2.7%. This was partially offset by decreases in savings accounts of $5.6 million, or 3.1% and NOW accounts of $2.3 million, or 1.5%. Included within certificates of deposit were $34.0 million in brokered certificates of deposit, which were utilized as their costs were more favorable than FHLB borrowings. Non-interest bearing balances decreased 9.9%, or $31.3 million, finishing the year at $283.6 million. Mortgagors’ escrow accounts increased $602,000, or 6.6%, to $9.7 million at December 31, 2022. The increase in deposits was primarily driven by the branch acquisitions and organic growth in customer relationships.

Borrowed Funds.  Advances from the FHLB increased $39.7 million, or 220.0%, from $18.0 million at December 31, 2021 to $57.7 million at December 31, 2022 as loan growth significantly outpaced deposit growth.

Stockholders’ Equity. Stockholders' equity decreased $17.8 million to $108.1 million at December 31, 2022, primarily due to an increase in accumulated other comprehensive loss of $25.6 million partially offset by $7.0 million in net income. At December 31, 2022, the Company’s book value per share was $9.58 and the Company’s ratio of stockholders’ equity-to-total assets was 8.09%. At December 31, 2021, the Company’s book value per share was $11.15 and the Company’s ratio of stockholders’ equity-to-total assets was 9.83%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.5 million and $3.7 million at December 31, 2022 and 2021, respectively.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

Net Income.  Net income for the year ended December 31, 2022 was $7.0 million ($0.65 per basic and $0.64 per diluted share), compared with $11.6 million ($1.07 per basic and $1.06 per diluted share) for the year ended December 31, 2021, a decrease of $4.6 million, or 39.5%. Interest and dividend income increased $4.9 million, or 11.2%, interest expense increased $2.5 million, or 57.6%, and the provision for loan losses increased $5.1 million, or 138.6%. Non-interest income decreased $1.5 million, or 20.6%, while non-interest expenses increased $1.9 million, or 5.4%, as compared to 2021. Taxes decreased $1.5 million or 44.7% on lower net income. The overall decrease in net income came largely from the provision for loan losses of $1.4 million in 2022 as compared to a credit to the provision of $3.7 million in 2021.

Net Interest Income.  Net interest income increased $2.4 million, or 6.1%, to $41.8 million for the year ended December 31, 2022, as compared to $39.4 million for the year ended December 31, 2021. The increase was primarily driven by higher yields on higher interest-earning asset balances, which were partially offset by higher costs on interest-bearing liabilities. The net interest margin was 3.45% at both December 31, 2022 and 2021. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 1.9% to 142.18%. The yield on interest earning assets increased 19 basis points to 4.01% in 2022 from 3.82%, primarily due to the rising interest rate environment in 2022. Deposit and borrowing costs increased 25 basis points to 0.79% in 2022 from 0.54% in 2021 driven by increases in general market rates and competitive forces.

Interest Income.  Interest income increased $4.9 million, or 11.2%, to $48.6 million for fiscal year 2022 from $43.7 million for fiscal year 2021. The increase resulted primarily from increased yields and higher average earning asset balances. The average yield on interest-bearing depository accounts increased to 1.11% for fiscal year 2022 from 0.13% for fiscal year 2021. The average yield on loans remained unchanged at 4.80% for the fiscal year 2022 and fiscal year 2021. The average yields on investment securities increased to 1.49% for the fiscal year 2022 from 1.12% for 2021. Average interest earning assets increased $68.5 million from $1.14 billion at December 31, 2021 to $1.21 billion at December 31, 2022. The increase in average interest earning assets during 2022 compared to 2021 included increases of $63.4 million in average loan balances and $58.9 million in available for sale securities partially offset by a decrease of $53.8 million in average interest bearing depository accounts.

Interest Expense.  Interest expense increased $2.5 million, or 57.6%, to $6.8 million for fiscal year 2022 from $4.3 million for fiscal year 2021. This was primarily due to a 25 basis point increase in the overall cost of interest bearing liabilities to 0.79% for fiscal 2022 from 0.54% for fiscal 2021, supplemented by an increase in average interest bearing liability balances of $63.2 million, or 8.0%, year over year. The average balance of the total interest-bearing deposits increased by $61.0 million, while the cost increased 21 basis points. The average balance of other interest-bearing liabilities increased $2.2 million, while the cost increased 94 basis points.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types and amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions, among other qualitative factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

The Company recorded a provision for loan losses of $1.4 million for the year ended December 31, 2022, an increase of $5.1 million, or 138.6%, as compared to the year ended December 31, 2021. The credit to the provision in 2021 was primarily attributable to a decline in loan balances, exclusive of PPP loans, a reduction in specific allocations to the allowance for loan losses and a general improvement in economic conditions as our customers showed signs of recovering from the pandemic. An increase in indirect automobile loan balances, an increase in specific allocations to the allowance for loan losses and declining economic conditions, primarily due to high inflation, were the primary factors leading to the increase in the provision in 2022.

Net charge-offs for the year ended December 31, 2022 totaled $1.0 million, compared to $407,000 for the year ended December 31, 2021. The increase was primarily due to a $449,000 charge-off of one commercial loan in the fourth quarter and $230,000 in increased charge-offs in our indirect automobile portfolio. The percentage of overdue account balances to total loans increased to 2.29% as of December 31, 2022 from 1.58% as of December 31, 2021 while our non-performing assets decreased $2.3 million, or 33.9%, to $4.4 million.

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

With the adoption of CECL beginning on January 1, 2023, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition, which drive the allowance for credit losses balance. Based upon a fourth quarter parallel run, the Company expects the adoption to result in an approximate 10% increase to its current reserve of $7.9 million.

Non-Interest Income. For the year ended December 31, 2022, total non-interest income decreased $1.5 million, or 20.6%, from the prior year. The reduction between periods was mostly due to the decrease in the gain on the sale of mortgage loans of $1.7 million, or 66.5%. The decrease was primarily due to decreased activity as there were fewer loan originations in the increasing interest rate environment as well as a strategic decision that was made to hold most of our new production in our portfolio instead of selling these loans. The 2021 one-time gain from the collection of a life insurance claim of $195,000 and a net realized loss in 2022 from the sale of securities of $170,000 also contributed to the decrease in total non-interest income.  The decrease was partially offset by an increase in service charges on deposit accounts of $245,000, an improvement in investment advisory income of $103,000, a $69,000 increase in the cash value of life insurance, and a net improvement of $199,000 in other income items.

Non-Interest Expense.  For the year ended December 31, 2022, non-interest expense totaled $37.4 million, an increase of $1.9 million, or 5.4%, over 2021. The increase was primarily due to an increase in salaries and benefits of $1.5 million, or 7.4%, due to branch expansion, new hires, annual merit increases, production incentives and employee benefit increases, as well as the competitive pressures of the current job market. For the year ended December 31, 2022, occupancy expenses increased $459,000, or 11.1%, primarily as a result of the additional rent, depreciation and other expenses related to branch expansion. The one-time closure and lease cancellation costs for our Monroe branch in December 2022 also contributed to the increase in occupancy expenses. Our addition of four branches in 2021 was also primarily responsible for increased data processing costs of $138,000 and increased FDIC insurance costs of $60,000 during 2022. These increases were partially offset by decreased professional fees of $99,000 and a decrease in other non-interest expenses of $118,000 in 2022. The decrease in other non-interest expense was primarily due to a reserve put in place in 2021 for potential consumer compliance issues in the Bank’s indirect automobile portfolio. These issues were resolved in 2022 and no further material negative impact to earnings is expected.

Income Taxes.  Income tax provision decreased by $1.5 million, or 44.7%, to $1.9 million for the year ended December 31, 2022 as compared to $3.4 million in 2021, primarily due to the decline in pre-tax income. Our effective tax rate for the year ended December 31, 2022 was 21.35% compared to 22.90% in 2021. The statutory tax rate is impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Average Balance Sheets for the Years Ended December 31, 2022 and 2021

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income. Loan balances include loans held for sale. Deferred loan fees included in interest income totaled $1.2 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022			2021
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$29,368	$325	1.11%	$83,169	$105	0.13%
Loans(1)	924,581	44,419	4.80%	861,207	41,363	4.80%
Available for sale securities	257,740	3,848	1.49%	198,795	2,232	1.12%
Total interest-earning assets	1,211,689	48,592	4.01%	1,143,171	43,700	3.82%
Non-interest-earning assets	84,310			72,091
Total assets	$1,295,999			$1,215,262
Liabilities and equity:
NOW accounts	$160,172	$228	0.14%	$148,851	$241	0.16%
Money market accounts	315,231	3,395	1.08%	244,412	1,395	0.57%
Savings accounts	188,188	443	0.24%	174,369	283	0.16%
Certificates of deposit	143,449	1,435	1.00%	178,360	1,577	0.88%
Total interest-bearing deposits	807,040	5,501	0.68%	745,992	3,496	0.47%
Escrow accounts	9,931	110	1.11%	9,045	105	1.16%
FHLB and FRB advances	30,074	948	3.15%	28,792	573	1.99%
Subordinated debt	5,155	197	3.82%	5,155	113	2.19%
Other interest-bearing liabilities	45,160	1,255	2.78%	42,992	791	1.84%
Total interest-bearing liabilities	852,200	6,756	0.79%	788,984	4,287	0.54%
Non-interest-bearing deposits	304,488			284,279
Other non-interest-bearing liabilities	23,865			20,250
Total liabilities	1,180,553			1,093,513
Total stockholders’ equity	115,446			121,749
Total liabilities and stockholders’ equity	$1,295,999			$1,215,262
Net interest income		$41,836			$39,413
Interest rate spread			3.22%			3.28%
Net interest margin(2)			3.45%			3.45%
Average interest-earning assets to average interest-bearing liabilities			142.18%			144.89%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Year Ended December 31, 2022
	Compared to Year Ended
	December 31, 2021
	Increase (Decrease)
	Due to
	Volume	Rate	Net

	(In thousands)
Interest income:
Interest bearing depository accounts	$(108)	$328	$220
Loans receivable	3,045	11	3,056
Available for sale securities	764	852	1,616
Total interest-earning assets	3,701	1,191	4,892
Interest expense:
Deposits	202	1,804	2,006
Escrow accounts	9	(5)	4
Federal Home Loan Bank advances	27	348	375
Subordinated debt	—	84	84
Total interest-bearing liabilities	238	2,231	2,469
Net increase in net interest income	$3,463	$(1,040)	$2,423

As the table above shows, net interest income for the year ended December 31, 2022 has been affected most significantly by the increase in volume of loans and securities, partially offset by the increase in interest-bearing liability balances and rates on interest-bearing liabilities. Net interest rate spread decreased 6 basis points to 3.22% for the year ended December 31, 2022 as compared to 3.28% for the year ended December 31, 2021.  Net interest margin was stable at 3.45% at both December 31, 2022 and 2021.

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

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates, holding more residential mortgage loans, promoting core deposit products and managing the interest rates and maturities of funding sources, as favorably as possible. By following these strategies, we believe that we can be better positioned to react to changes in market interest rates.

Net Economic Value Simulation.  We analyze our sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then calculate what the EVE would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates and that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2022. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$158,218	$(30,594)	(16.2)%	13.27%	(9.0)%
300	165,896	(22,916)	(12.1)%	13.64%	(6.5)%
200	172,773	(16,039)	(8.5)%	13.93%	(4.5)%
100	181,239	(7,573)	(4.0)%	14.31%	(1.9)%
0	188,812	—	—%	14.58%	—%
(100)	188,594	(218)	(0.1)%	14.25%	(2.3)%
(200)	180,056	(8,756)	(4.6)%	13.30%	(8.8)%

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $14.8 million and $7.7 million for the years ended December 31, 2022 and 2021, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $123.6 million and $135.7 million in fiscal years 2022 and 2021, respectively, principally reflecting our investment security and loan activities in the respective periods. Cash outlays for the purchase of securities decreased from $244.6 million for the year ended December 31, 2021 to $30.2 million for the year ended December 31, 2022. We used cash to finance a net increase in loans of $144.5 million in 2022, compared to cash provided by a net decrease in loans of $23.7 million in 2021, as prepayments and maturities exceeded originations in 2021. We also received $32.8 million in cash from the acquisition of two branches and related deposits in 2021. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which, together with other funding cash flows, resulted in net cash provided of $68.1 million in fiscal year 2022, and $106.7 million in fiscal year 2021.

At December 31, 2022, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$31,384
Unencumbered securities	207,294
Amount available from the Paycheck Protection Plan Loan Facility	537
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured FHLB credit facility	142,729
Total available sources of funds	$441,944

The following table summarizes our main contractual obligations and other commitments to make future payments as of December 31, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	December 31, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$57,723	$51,273	$6,450	$—
Operating lease agreements	8,054	761	2,899	4,394
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	216,382	151,591	64,791	—
Total contractual obligations	$287,314	$203,625	$74,140	$9,549

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 12 to the Consolidated Financial Statements. For fiscal year 2022, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2022.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding outstanding options and shares under the 2020 Equity Compensation Plan at December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	437,930	$6.62	151,256
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	437,930	$6.62	151,256

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2022 and 2021
(C)	Consolidated Statements of Income - Years ended December 31, 2022 and 2021
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2022 and 2021
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2022 and 2021
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2022 and 2021
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
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

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.4

Description of Rhinebeck Bancorp, Inc.’s Securities (Incorporated by reference to Exhibit 4.4 to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 26, 2020)

10.1

Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.2

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10

Employment Agreement between Rhinebeck Bank and Michael J. McDermott (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

10.11

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

10.12	Form of Restricted Stock Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)
10.13

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
101

The following materials from the Annual Report on Form 10-K of Rhinebeck Bancorp, Inc. for the year ended December 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16.   Form 10-K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Rhinebeck Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 23, 2023

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$13,294	$11,044
Federal funds sold	14,569	52,644
Interest bearing depository accounts	3,521	8,403
Total cash and cash equivalents	31,384	72,091

Available for sale securities (at fair value)	223,659	280,283
Loans receivable (net of allowance for loan losses of $7,943 and $7,559, respectively)	994,368	854,967
Federal Home Loan Bank stock	3,258	1,322
Accrued interest receivable	4,255	3,366
Cash surrender value of life insurance	29,794	29,131
Deferred tax assets (net of valuation allowance of $450 and $454, respectively)	10,131	3,352
Premises and equipment, net	18,722	19,183
Goodwill	2,235	2,235
Intangible assets, net	334	433
Other assets	17,837	14,803
Total assets	$1,335,977	$1,281,166
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$283,563	$314,814
Interest bearing	846,370	787,185
Total deposits	1,129,933	1,101,999

Mortgagors’ escrow accounts	9,732	9,130
Advances from the Federal Home Loan Bank	57,723	18,041
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	25,302	20,872
Total liabilities	1,227,845	1,155,197

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,284,565 and 11,296,103 at December 31, 2022 and 2021, respectively)	113	113
Additional paid-in capital	47,075	46,573
Unearned common stock held by the employee stock ownership plan	(3,491)	(3,709)
Retained earnings	96,624	89,627
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(28,192)	(2,734)
Defined benefit pension plan, net of taxes	(3,997)	(3,901)
Total accumulated other comprehensive loss	(32,189)	(6,635)
Total stockholders’ equity	108,132	125,969
Total liabilities and stockholders’ equity	$1,335,977	$1,281,166

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$44,419	$41,363
Interest and dividends on securities	3,848	2,232
Other income	325	105
Total interest and dividend income	48,592	43,700
Interest Expense
Interest expense on deposits	5,611	3,601
Interest expense on borrowings	1,145	686
Total interest expense	6,756	4,287
Net interest income	41,836	39,413
Provision for (credit to) loan losses	1,414	(3,667)
Net interest income after provision for (credit to) loan losses	40,422	43,080
Non-interest Income
Service charges on deposit accounts	2,829	2,584
Net realized loss on sales and calls of securities	(170)	(4)
Net gain on sales of loans	864	2,582
Increase in cash surrender value of life insurance	640	571
Net gain from sale of other real estate owned	—	9
(Loss) gain on disposal of premises and equipment	(38)	17
Gain on life insurance	—	195
Investment advisory income	1,233	1,130
Other	538	339
Total non-interest income	5,896	7,423
Non-interest Expense
Salaries and employee benefits	21,599	20,110
Occupancy	4,583	4,124
Data processing	1,882	1,744
Professional fees	1,743	1,842
Marketing	693	708
FDIC deposit insurance and other insurance	829	769
Other real estate owned expense	—	7
Amortization of intangible assets	99	96
Other	5,994	6,112
Total non-interest expense	37,422	35,512
Income before income taxes	8,896	14,991
Provision for income taxes	1,899	3,433
Net income	$6,997	$11,558

Earnings per common share:
Basic	$0.65	$1.07
Diluted	$0.64	$1.06

Weighted average shares outstanding, basic	10,839,335	10,769,191
Weighted average shares outstanding, diluted	11,004,597	10,954,366

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Net Income	$6,997	$11,558
Other Comprehensive Loss (1):
Unrealized holding losses arising during the period	(32,395)	(4,722)
Reclassification adjustment for losses included in net realized loss on sales and calls of securities on the consolidated statements of income	170	4
Net unrealized losses on available for sale securities	(32,225)	(4,718)
Tax effect	6,767	991
Unrealized losses on available for sale securities, net of tax	(25,458)	(3,727)
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(389)	759
Reclassification adjustment for amortization of net actuarial loss	267	358
Total	(122)	1,117
Tax effect	26	(234)
Defined benefit pension plan (losses) gains, net of tax	(96)	883
Other comprehensive loss:	(25,554)	(2,844)
Total Comprehensive (Loss) Income	$(18,557)	$8,714
(1)	For additional details related to other comprehensive loss see Note 16, “Accumulated Other Comprehensive Loss.”

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2020	$113	$46,036	$(3,928)	$78,069	$(3,791)	$116,499

Net income	—	—	—	11,558	—	11,558
Other comprehensive income	—	—	—	—	(2,844)	(2,844)
ESOP shares committed to be allocated	—	8	219	—	—	227
Share-based compensation expense	—	618	—	—	—	618
Exercise of options	—	36	—	—	—	36
Share redemption for tax withholding on restricted stock vesting	—	(125)	—	—	—	(125)

Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	6,997	—	6,997
Other comprehensive loss	—	—	—	—	(25,554)	(25,554)
ESOP shares committed to be allocated	—	(2)	218	—	—	216
Share-based compensation expense	—	615	—	—	—	615
Share redemption for tax withholding on restricted stock vesting	—	(111)	—	—	—	(111)

Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$6,997	$11,558
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	230	329
Net realized loss on sales and calls of securities	170	4
Net realized gain on sale of other real estate owned	—	(9)
Provision for (credit to) loan losses	1,414	(3,667)
Loans originated for sale	(20,090)	(74,106)
Proceeds from sale of loans	24,656	75,456
Net gain on sale of loans	(864)	(2,582)
Amortization of intangible assets	99	96
Depreciation and amortization	1,555	1,560
Loss (gain) from disposal of premises and equipment	38	(17)
Deferred income tax expense	14	1,107
Increase in cash surrender value of insurance	(640)	(571)
Net (increase) decrease in accrued interest receivable	(889)	453
Expense of earned ESOP shares	216	227
Share-based compensation expense	615	618
Increase in other assets	(3,034)	(5,968)
Increase in accrued expenses and other liabilities	4,308	3,164
Net cash provided by operating activities	14,795	7,652
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	14,816	4,000
Proceeds from maturities and principal repayments of securities	39,407	58,232
Purchases of securities	(30,224)	(244,632)
Net (purchases) redemptions of FHLB Stock	(1,936)	1,465
Net (increase) decrease in loans	(144,517)	23,745
Purchases of bank owned life insurance	(23)	(10,024)
Purchases of bank premises and equipment	(1,132)	(1,774)
Net proceeds from life insurance	—	341
Net cash received from acquisition (Note 2)	—	32,767
Proceeds from sale of other real estate owned	—	148
Net cash used in investing activities	(123,609)	(135,732)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(31,549)	182,516
Net increase (decrease) in time deposits	59,483	(43,744)
Increase in mortgagors' escrow accounts	602	636
Net increase (decrease) in short-term debt	34,505	(15,865)
Net increase (decrease) in long-term debt	5,177	(16,768)
Stock repurchase for tax withholding on restricted stock vesting	(111)	(125)
Proceeds from exercise of stock options	—	36
Net cash provided by financing activities	68,107	106,686
Net decrease in cash and cash equivalents	(40,707)	(21,394)
Cash and Cash Equivalents
Beginning balance	72,091	93,485
Ending balance	$31,384	$72,091
Supplemental Disclosures of Cash Flow Information
Cash paid (received) for:
Interest	$6,070	$4,608
Income taxes	$1,898	$(40)
Noncash Investing Activities
Fair value of assets acquired	$—	$1,277
Fair value of liabilities assumed	$—	$34,044

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with GAAP and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment and the valuation of deferred tax assets.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the New York State counties of Dutchess, Ulster, Orange, and Albany. Although the Company has a diversified loan portfolio, the ability of its customers’ to repay their loans is substantially dependent on the economic conditions in the market areas in which the Company operates.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

Commercial real estate loans are separated into the three classes: construction, non-residential and multi-family. Non-residential and multi-family loans include long-term loans financing commercial properties and include both owner and non-owner occupied properties. The underlying cash flows generated by the properties may be negatively impacted by increased vacancy rates due to a downturn in the economy. Construction loans, which include land loans, are comprised mostly of non-owner occupied projects, whereby the property is generally under development and tends to have more risk than the owner occupied loans. The Company originates loans for the construction of residential homes, residential developments and land development projects. Repayment of these loans is mostly dependent upon either the ongoing cash flows of the borrowing entity or the resale or lease of the subject property.

Residential real estate loans are secured by the borrower’s residential real estate generally in a first lien position. Residential mortgages have varying loan interest rates depending on the financial condition of the borrower, the loan to value ratio and the term of the loan. The overall health of the economy, reflected in part by unemployment rates and housing prices, will have an effect on the credit quality of this segment.

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

Consumer loans are classified into the following three classes: indirect automobile loans, home equity loans and other consumer loans. Indirect automobile loans are secured by the borrowers’ automobiles and are primarily originated through the Company’s relationships with the automobile dealers in the Company’s service area. Home equity loans are secured by the borrowers’ residential real estate in a first or second lien position. Other direct consumer loans may be unsecured. The overall health of the economy, reflected in part by unemployment rates and housing prices, will have an impact on the credit quality of this segment.

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are not necessarily classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable net market price, or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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

December 31, 2022 and 2021

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

Loans Held for Sale

Loans held for sale are those mortgage loans the Company has the intent to sell in the foreseeable future and are carried at the lower of aggregate cost or market value, with valuation changes recorded in non-interest income. Gains and losses on sales of loans are recognized at the trade dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

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

Servicing

Servicing assets are recognized as separate assets developed through the sale of residential mortgages. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain or loss on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to and over the period of the estimated future net servicing income of the underlying financial assets.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance and charged to non-interest income, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income.

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses are included in operations upon disposal. The Company had no other real estate owned on December 31, 2022 or 2021.

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

Bank-Owned Life Insurance

The Company purchased bank owned life insurance (“BOLI”) on a chosen group of employees and directors. The Company is the owner and sole beneficiary of the policies. Earnings from BOLI are recognized as part of non-interest income. BOLI is carried at cash surrender value. Death benefit proceeds received in excess of the policies cash surrender values are recognized in income upon receipt. The Company does not intend to surrender these policies and, accordingly, no deferred taxes have been provided.

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

December 31, 2022 and 2021

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2022 and 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Comprehensive Income

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the net actuarial gain (loss) of the defined benefit pension plan, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

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

December 31, 2022 and 2021

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 on Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires credit losses on most financial assets be measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The measurement of expected credit losses is based upon relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 16, 2019, the FASB approved a delay for conversion to the CECL methodology to January 2023 for smaller reporting companies, other public business entities, private companies and non-profits.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The Company is adopting Topic 326, as of January 1, 2023. The Company has executed its project plan to facilitate the implementation of CECL, which included enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. Based on the Company’s portfolio balances and forecasted economic conditions as of December 31, 2022, management believes the adoption of the CECL standard will result in an increase in the current reserves of approximately $800, or 10%, bringing the reserve to $8,700 at January 1, 2023, as compared to the Company’s current reserve levels of $7,900 (unaudited). The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of December 31, 2022.

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income

Taxes, and may impact both interim and annual reporting periods. The Company adopted ASU 2019-12 on January 1, 2022. This update did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASC 848 until December 31, 2024. The adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on the Company's future consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company will implement the Update with the adoption of ASU 2016-13.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the March 12, 2021 transaction with ConnectOne, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2022:

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

3.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,172	$—	$(2,315)	$37,857
U.S. government agency mortgage-backed securities–residential	173,926	—	(29,392)	144,534
U.S. government agency securities	24,785	—	(2,336)	22,449
Municipal securities(1)	5,117	—	(331)	4,786
Corporate bonds	14,700	—	(1,483)	13,217
Other	644	172	—	816
Total	$259,344	$172	$(35,857)	$223,659

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$60,273	$2	$(450)	$59,825
U.S. government agency mortgage-backed securities–residential	179,493	344	(3,346)	176,491
U.S. government agency securities	24,800	53	(131)	24,722
Municipal securities(1)	6,858	33	(40)	6,851
Corporate bonds	11,700	117	(65)	11,752
Other	620	22	—	642
Total	$283,744	$571	$(4,032)	$280,283

(1)    The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$37,857	$(2,315)	$37,857	$(2,315)
U.S. government agency mortgage-backed securities-residential	23,384	(2,711)	121,151	(26,681)	144,535	(29,392)
U.S. government agency securities	9,160	(869)	13,289	(1,467)	22,449	(2,336)
Municipal securities	1,529	(4)	3,127	(327)	4,656	(331)
Corporate bonds	6,873	(627)	5,844	(856)	12,717	(1,483)
Total	$40,946	$(4,211)	$181,268	$(31,646)	$222,214	$(35,857)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

At December 31, 2022 and 2021, the Company had 242 and 160 individual available-for-sale securities with unrealized losses totaling $35,857 and $4,032, respectively, with an aggregate depreciation of 13.89% and 1.77%, respectively, from the Company’s amortized cost.

Management believes that none of the unrealized losses on available for sale securities are other-than-temporary because substantially all of the unrealized losses in the Company’s investment portfolio relate to market interest rate changes on debt and mortgage-backed securities issued either directly by the government or from government sponsored enterprises. Management believes that the reasons for the decline in fair value are due to the rising interest rates at the reporting date.  As of December 31, 2022, unrealized losses were primarily attributable to changes in interest rates as it relates to when the investment securities were purchased, and not due to the credit quality of the investment securities. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired either at December 31, 2022 or 2021.

The amortized cost and fair value of available for sale debt securities at December 31, 2022 and 2021, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$16,923	$16,512	$12,729	$12,726
After 1 but within 5 years	46,162	42,225	67,912	67,463
After 5 but within 10 years	21,689	19,572	22,595	22,567
After 10 years	—	—	395	394
Total Maturities	84,774	78,309	103,631	103,150
Mortgage-backed securities	173,926	144,534	179,493	176,491
Other	644	816	620	642
Total	$259,344	$223,659	$283,744	$280,283

At December 31, 2022 and 2021, available for sale securities with a carrying value of $15,407 and $8,316, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $958 and $1,054 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”). Proceeds from the sale of available for sale securities aggregated $14,816 and $4,000 for the years ended December 31, 2022 and 2021, respectively. There were no gross gains during the periods ended December 31, 2022 and December 31, 2021. During the periods ended December 31, 2022 and 2021, there were gross losses of $170 and $4, respectively, realized on the sales and calls of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

4.    Loans and Allowance for loan losses

A summary of the Company’s loan portfolio is as follows:

	December 31,	December 31,
	2022	2021
Commercial real estate loans:
Construction	$20,329	$10,095
Non-residential	282,422	245,568
Multi-family	67,777	55,926
Residential real estate loans	53,720	35,646
Commercial and industrial loans(1)	87,982	104,323
Consumer loans:
Indirect automobile	457,223	382,088
Home equity	11,507	11,857
Other consumer	9,479	7,955
Total gross loans	990,439	853,458
Net deferred loan costs	11,872	9,068
Allowance for loan losses	(7,943)	(7,559)
Total net loans	$994,368	$854,967
(1)	Includes $537 and $29,464 in SBA PPP loans at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $247 and $3,950, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system:

	December 31, 2022
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$20,329	$—	$—	$20,329
Non-residential	271,491	7,904	3,027	282,422
Multifamily	67,777	—	—	67,777
Residential real estate	52,265	—	1,455	53,720
Commercial and industrial	83,680	3,825	477	87,982
Consumer:
Indirect automobile	456,112	—	1,111	457,223
Home equity	11,290	—	217	11,507
Other consumer	9,428	—	51	9,479
Total	$972,372	$11,729	$6,338	$990,439

	December 31, 2021
	Pass	Special Mention	Substandard	Total
Commercial real estate:
Construction	$10,095	$—	$—	$10,095
Non-residential	232,253	10,341	2,974	245,568
Multifamily	55,926	—	—	55,926
Residential real estate	33,416	—	2,230	35,646
Commercial and industrial	98,171	5,377	775	104,323
Consumer:
Indirect automobile	381,354	—	734	382,088
Home equity	11,587	—	270	11,857
Other consumer	7,908	—	47	7,955
Total	$830,710	$15,718	$7,030	$853,458

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2022 and 2021, the Company was servicing loans for participants aggregating $7,516 and $3,962, respectively.

The Company services certain loans that it has sold without recourse to third parties. The aggregate balances of loans serviced for others were $301,235 and $314,953 as of December 31, 2022 and 2021, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2022 and 2021, were $2,409 and $2,633, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2022 or 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2022
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,329	$—	$—	$—	$20,329	$—
Non-residential	275,860	4,701	479	1,382	282,422	1,382
Multifamily	67,413	364	—	—	67,777	—
Residential real estate	51,476	1,417	246	581	53,720	1,794
Commercial and industrial	87,742	57	—	183	87,982	183
Consumer:
Indirect automobile	444,418	10,714	1,389	702	457,223	797
Home equity	11,279	51	58	119	11,507	217
Other consumer	9,208	149	71	51	9,479	51
Total	$967,725	$17,453	$2,243	$3,018	$990,439	$4,424

	December 31, 2021
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$10,095	$—	$—	$—	$10,095	$—
Non-residential	242,205	115	527	2,721	245,568	2,721
Multifamily	55,926	—	—	—	55,926	—
Residential real estate	34,363	57	242	984	35,646	2,230
Commercial and industrial	103,517	246	—	560	104,323	687
Consumer:
Indirect automobile	374,729	5,977	715	667	382,088	734
Home equity	11,429	149	106	173	11,857	270
Other consumer	7,702	153	53	47	7,955	47
Total	$839,966	$6,697	$1,643	$5,152	$853,458	$6,689

There were no loans greater than 90 days past due and still accruing as of December 31, 2022 or 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following tables summarize information in regard to impaired loans by loan portfolio class:

	December 31, 2022
	Recorded	Unpaid Principal	Related	Average Recorded
	Investment	Balance	Allowance	Investment
With no related allowance recorded:
Commercial real estate:
Non-residential	$1,382	$2,472	$—	$1,967
Residential real estate	1,794	2,445	—	1,890
Commercial and industrial	183	242	—	309
Consumer:
Indirect automobile	371	439	—	336
Home equity	217	219	—	146
Other consumer	49	53	—	38
Total	$3,996	$5,870	$—	$4,686
With an allowance recorded:
Commercial and industrial	$—	$—	$—	$114
Consumer:
Indirect automobile	426	435	107	293
Other consumer	2	2	2	11
Total	$428	$437	$109	$418
Total:
Commercial real estate:
Non-residential	$1,382	$2,472	$—	$1,967
Residential real estate	1,794	2,445	—	1,890
Commercial and industrial	183	242	—	423
Consumer:
Indirect automobile	797	874	107	629
Home equity	217	219	—	146
Other consumer	51	55	2	49
Total	$4,424	$6,307	$109	$5,104

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The Company does not generally recognize interest income on a loan in an impaired status. At December 31, 2022 and 2021, the same three loans totaling $1,339 and $1,440, respectively, which were included in impaired loans, were identified as TDRs. The initial modifications of these loans took place prior to 2021 and included two residential mortgages and one home equity loan that included both rate and term modifications. In 2022 and 2021, there were no new TDRs. Interest income on impaired loans was immaterial during each of the periods presented. At December 31, 2022 and 2021, all loans were performing in accordance with their restructured terms. At December 31, 2022 and 2021, the Company had no commitments to advance additional funds to borrowers under TDR loans.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $625 and $935 at December 31, 2022 and 2021, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following tables summarize the segments of the loan portfolio and the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment and the activity in the allowance for loan losses for the periods then ended:

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2022

Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
(Credit to) provision for loan losses	(286)	(63)	493	1,205	65	1,414
Loans charged-off	—	(44)	(456)	(2,660)	(107)	(3,267)
Recoveries	—	156	119	1,907	55	2,237
Ending balance	$3,031	$103	$881	$3,868	$60	$7,943
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$2	$109
Loans not deemed impaired	$3,031	$103	$881	$3,761	$58	$7,834
Loan receivables:
Ending balance	$370,528	$53,720	$87,982	$457,223	$20,986	$990,439
Ending balance:
Loans deemed impaired	$1,382	$1,794	$183	$797	$268	$4,424
Loans not deemed impaired	$369,146	$51,926	$87,799	$456,426	$20,718	$986,015

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2021
Allowance for loan losses:
Beginning balance	$5,354	$117	$1,050	$4,974	$138	$11,633
(Credit to) provision for loan losses	(2,037)	(69)	(414)	(1,035)	(112)	(3,667)
Loans charged-off	—	—	(12)	(2,048)	(24)	(2,084)
Recoveries	—	6	101	1,525	45	1,677
Ending balance	$3,317	$54	$725	$3,416	$47	$7,559
Ending balance:
Loans deemed impaired	$—	$—	$—	$68	$—	$68
Loans not deemed impaired	$3,317	$54	$725	$3,348	$47	$7,491
Loan receivables:
Ending balance	$311,589	$35,646	$104,323	$382,088	$19,812	$853,458
Ending balance:
Loans deemed impaired	$2,721	$2,230	$687	$734	$317	$6,689
Loans not deemed impaired	$308,868	$33,416	$103,636	$381,354	$19,495	$846,769

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

5. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Year Ended
	December 31,
	2022	2021
Beginning balance	$2,235	$1,410
Acquisition activity	—	825

Ending balance	$2,235	$2,235

The Company evaluated goodwill and determined that no write-down was required for the years ended December 31, 2022 or 2021.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Years Ended
	December 31,
	2022	2021
Beginning balance	$433	$199
Acquisition activity	—	330
Amortization	(99)	(96)

Ending balance	$334	$433
Accumulated amortization and impairment	$943	$844

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $99 and $96 of amortization expense related to its intangible assets for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of December 31, 2022, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2023	$88
2024	79
2025	60
2026	29
2027	21
Thereafter	57
Total	$334

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

6.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2022	2021
Land	$3,732	$3,732
Buildings and improvements	27,617	27,151
Furniture, fixtures and equipment	14,666	14,107
Construction in process	230	161
Total	46,245	45,151
Less accumulated depreciation	(27,523)	(25,968)
Net	$18,722	$19,183

Depreciation expense totaled $1,555 and $1,560 for the years ended December 31, 2022 and 2021, respectively.

7.    Deposits

Deposits balances are summarized as follows:

	December 31,
	2022	2021
Non-interest bearing demand deposits	$283,563	$314,814
Interest bearing accounts:
NOW	156,285	158,615
Savings	176,916	182,564
Money market	296,787	289,107
Time certificates of deposit	216,382	156,899
Total interest bearing accounts	846,370	787,185
Total deposits	$1,129,933	$1,101,999

Time deposits included brokered deposits of $34,041 at December 31, 2022. We had no brokered deposits in 2021. Included in time certificates of deposit at December 31, 2022 and 2021 were reciprocal deposits totaling $10,023 and $21,083, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $38,897 and $23,704 as of December 31, 2022 and 2021, respectively.

Contractual maturities of time certificates of deposit at December 31, 2022 are summarized below:

December 31,
2022
Within 1 year	$151,591
1 – 2 years	56,863
2 – 3 years	5,109
3 – 4 years	1,957
4 – 5 years	862
Total	$216,382

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

8.    Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2022 and 2021, the Company had access to a preapproved secured line of credit with the FHLB of $667,905 and $640,500, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2022 and 2021, the Company had pledged assets of $195,455 and $170,385, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either December 31, 2022 or 2021. These borrowings would mature the following business day. At December 31, 2022, the Company had structured borrowings in the amount of $57,723. The outstanding principal amounts and the related terms and rates at December 31, 2022 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	$5,000	January 3, 2023	3.83%	$5,000	—
Fixed short-term	5,000	January 20, 2023	4.32%	5,000	—
Fixed short-term	5,000	February 3, 2023	4.02%	5,000	—
Fixed short-term	5,000	February 21, 2023	4.53%	5,000	—
3 year amortizing	1,273	February 28, 2023	1.32%	1,273	—
Fixed short-term	5,000	March 3, 2023	4.20%	5,000	—
Fixed short-term	5,000	March 20, 2023	4.67%	5,000	—
Fixed short-term	10,000	April 3, 2023	4.72%	10,000	—
Fixed short-term	10,000	May 15, 2023	4.87%	10,000	—
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Total	$57,723	Weighted Average Rate	4.44%	$51,273	$6,450

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2022 or 2021.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at 3-month LIBOR plus 2.00% (6.69% at December 31, 2022 and 2.16% at December 31, 2021) mature on May 23, 2035. After June 30, 2023, the three month LIBOR rate will be replaced by the three month CME term Secured Overnight Financing Rate (“SOFR”) as adjusted by 0.26%, the relevant spread adjustment.

Other Borrowings

The Company has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2022 or 2021.

On October 1, 2021, the Company entered into an agreement with Pacific Community Bankers Bank, for a $50,000 line of credit. There were no advances outstanding under this line of credit at December 31, 2022 or 2021.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

9.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2022	2021
Current expense:
Federal	$1,621	$2,042
State	264	284
Total current expense	1,885	2,326
Deferred expense:
Federal	14	1,107
State	4	1,306
Change in valuation allowance	(4)	(1,306)
Total deferred expense	14	1,107
Total provision for income taxes	$1,899	$3,433

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2022 and 2021) and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2022		2021
Provision at statutory rate	$1,868	21.00%	$3,148	21.00%
Tax exempt income	(145)	(1.63)%	(125)	(0.83)%
State income taxes, net of federal income tax benefit	209	2.35%	192	1.28%
Other, net	(33)	(0.37)%	218	1.45%
Effective income tax and rate	$1,899	21.35%	$3,433	22.90%

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 21.35% and 22.90% for the years ended December 31, 2022 and 2021, respectively.  The statutory tax rate is impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$2,145	$2,041
Deferred expenses	28	39
Deferred compensation	1,493	1,538
Unrecognized pension liability	1,063	1,037
Postretirement liability	975	920
Unrealized loss on securities	7,494	727
Other	576	431
Gross deferred tax assets	13,774	6,733
Deferred tax liabilities:
Prepaid expenses	(467)	(262)
Prepaid pension	(1,304)	(1,275)
Deferred loan fees	(209)	(154)
Depreciation and amortization	(563)	(525)
Mortgage servicing rights	(650)	(711)
Gross deferred tax liabilities	(3,193)	(2,927)
Net deferred tax asset	10,581	3,806
Deferred tax valuation allowance	(450)	(454)
Deferred tax assets, net of allowance	$10,131	$3,352

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

Retained earnings at December 31, 2022 and 2021 include a contingency reserve for loan losses of $1,534, which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2022 and $414 at December 31, 2021 have not been recognized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2019 are open.

10.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (3.25% at January 1, 2022 and 7.50% at January 1, 2023). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $3,741 and $3,917 at December 31, 2022 and 2021, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Year ended December 31,
	2022	2021
Allocated	65,463	43,642
Committed to be allocated	21,821	21,821
Unallocated	349,141	370,962
Paid out to participants	(4,376)	(1,252)
Total shares	432,049	435,173

The fair value of unallocated shares was $3,181 and $3,954 at December 31, 2022 and 2021, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2022 and 2021 was $216 and $227, respectively.

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted to date vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of December 31, 2022, there were 102,146 stock options and 49,110 restricted stock awards that remain available for future grants.

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

The Company followed SEC safe-harbor guidelines when determining the expected term of the options granted. The weighted average assumptions used and fair value for options granted under the 2020 EIP as of the grant date were as follows:

Expected term (years)	6
Expected dividend yield	0%
Weighted-average expected volatility	25.45%
Weighted-average risk-free interest rate	0.29%
Weighted-average fair value of options granted	$1.67

A summary of options under the 2020 EIP as of December 31, 2022 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	439,596	$6.62	8.63
Options granted	-	-	-
Options exercised	-	-	-
Options Expired	(1,666)	6.57	-
Options outstanding at December 31, 2022	437,930	$6.62	7.66
Options exercisable at December 31, 2022	290,126	$6.62	7.66

The aggregate intrinsic value of the options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2022, was $1,092. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The aggregate intrinsic value of the options exercisable at December 31, 2022 was $724.

As of December 31, 2022, there was $162 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.66 years.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2022:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	112,520	$6.57
Granted	-	-
Vested	(56,254)	6.57
Forfeited	-	-
Non-vested restricted stock at December 31, 2022	56,266	$6.57

As of December 31, 2022, there was $240 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.65 years.

The aggregate fair value of the vested options and restricted stock awards as of December 31, 2022 was $246 and $539, respectively.

For the years ended December 31, 2022 and 2021, share-based compensation expense under the plan was $615 and $618, respectively.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. On April 24, 2012, the Board of Directors of Rhinebeck Bank voted to freeze the Bank’s defined benefit plan as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,
	2022	2021
Projected and accumulated benefit obligation	$(17,138)	$(23,055)
Plan assets at fair value	16,906	22,839
Funded status included in accrued expenses and other liabilities	$(232)	$(216)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following table details the plan’s funded status:

	2022	2021
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$23,055	$23,964
Service cost	-	-
Interest cost	634	589
Actuarial gain	(5,874)	(842)
Benefits paid	(677)	(656)
Projected benefit obligation at end of year	17,138	23,055
Change in plan assets:
Fair value of plan assets at beginning of year	22,839	22,634
Actual return on plan assets	(5,256)	861
Contributions	-	-
Benefits paid	(677)	(656)
Fair value of plan assets at end of year	16,906	22,839
Funded status	$(232)	$(216)

In 2022, the net actuarial gain in the projected benefit obligation resulted primarily from a change in the discount rate. The loss on plan assets during the fiscal year ending December 31, 2022 of $5,256 was due to unfavorable investment performance.

The weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2022	2021
Discount rate	5.15%	2.80%
Rate of compensation increase	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2022	2021
Net actuarial loss	$5,060	$4,938

The net periodic pension (benefit) cost and amounts recognized in other comprehensive income are as follows:

	Years ended December 31,
	2022	2021
Interest cost	$634	$589
Expected return on plan assets	(1,007)	(944)
Amortization of unrecognized loss	267	359
Net periodic (benefit) cost	$(106)	$4

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2022	2021
Discount rate	2.80%	2.50%
Expected long-term return on plan assets	4.75%	4.50%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of December 31, 2022, the investment funds included seven equity funds and two bond funds. As of December 31, 2021, the investment funds included seven equity funds and three bond funds. Each fund has its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,600	$—	$—	$11,600
Equity	5,306	—	—	5,306
Total assets at fair value	$16,906	$—	$—	$16,906

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$15,689	$—	$—	$15,689
Equity	7,150	—	—	7,150
Total assets at fair value	$22,839	$—	$—	$22,839

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

Benefit payments are as follows:

	Year ended December 31,
	2022	2021
Benefits paid	$677	$656

As of December 31, 2022, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2023	$850
2024	920
2025	960
2026	980
2027	1,020
2028 – 2032	5,830

The Company made no contributions to the plan in either 2022 or 2021.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $1,152 and $1,074 for the years ended December 31, 2022 and 2021, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $29,794 and $29,131 at December 31, 2022 and 2021, respectively. Net earnings on these policies aggregated $640 and $571 for the years ended December 31, 2022 and 2021, respectively, which are included in non-interest income in the consolidated statements of income.

Deferred Compensation Arrangements

Trustees’ Plan

The Company’s 1991 Plan (the “Trustees’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Trustees’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2022 and 2021, $2,761 and $2,877, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Trustees’ Plan years ended December 31, 2022 and 2021 were $232 and $143, respectively, which are included in non-interest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2022 and 2021, $1,649 and $1,545, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $745 and $589 for the years ended December 31, 2022 and 2021, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,580 and $1,423, respectively, at December 31, 2022 and 2021. The Company recognized expenses of $157 and $36 for the years ended December 31, 2022 and 2021, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,031 and $1,986, respectively, at December 31, 2022 and 2021. The Company recognized expenses of $88 and $75 for the years ended December 31, 2022 and 2021, respectively, related to these benefits which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

11.   Leases

As of December 31, 2022, the Company leases real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 11.6 and 12.0 years as of December 31, 2022 and 2021, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.58% and 2.51% in determining the lease liability as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, total operating lease costs were $898 and $731, respectively, and were included in occupancy and other expense. Deferred rent liability was $105 at December 31, 2022 and $145 at December 31, 2021. The right-of-use asset, included in other assets, was $6,896 and $7,839 as of December 31, 2022 and 2021, respectively. The corresponding lease liability, included in accrued expenses and other liabilities was $6,896 and $7,839 as of December 31, 2022 and 2021, respectively.

Future minimum payments for operating leases with initial terms of one year or more as of December 31, 2022 were as follows:

Years ending December 31:
2023	$761
2024	764
2025	739
2026	720
2027	676
Thereafter	4,394
Total future minimum lease payments	8,054
Amounts representing interest	(1,158)
Present Value of Net Future Minimum Lease Payments	$6,896

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	Years ended December 31,
	2022	2021
Commitments to extend credit summarized as follows:
Future loan commitments	$3,815	$6,830
Undisbursed construction loans	30,274	15,191
Undisbursed home equity lines of credit	9,561	11,048
Undisbursed commercial and other line of credit	77,719	78,941
Standby letters of credit	4,571	3,068
Total	$125,940	$115,078

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

13.  Derivatives

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $56 and $12 related to our swaps is recorded in other assets and other liabilities as of December 31, 2022 and 2021, respectively.

Summary information regarding these derivatives is presented below:

	December 31,	December 31,
	2022	2021
Notational amount	$26,541	$26,842
Fair value	$3,578	$644
Weighted average pay rates	3.69%	3.69%
Weighted average receive rates	6.30%	2.26%
Weighted average maturity (in years)	8.79	9.78

Number of Contracts	7	7

Not included in the table above are five contracted forward rate swaps with a notional value of $30,211 and a fair value of $970 with effective dates at various points in 2023 and 2024. These forward swaps have a fixed weighted average pay rate of 4.95% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$139,257	12.25%	$90,980	8.00%	$113,725	10.00%
Tier 1 capital (to risk-weighted assets)	131,314	11.55%	68,235	6.00%	90,980	8.00%
Common equity tier one capital (to risk weighted assets)	131,314	11.55%	51,176	4.50%	73,921	6.50%
Tier 1 capital (to average assets)	131,314	9.75%	53,868	4.00%	67,335	5.00%

	December 31, 2021
Rhinebeck Bank
Total capital (to risk-weighted assets)	$130,217	13.54%	$76,917	8.00%	$96,146	10.00%
Tier 1 capital (to risk-weighted assets)	122,658	12.76%	57,687	6.00%	76,917	8.00%
Common equity tier one capital (to risk weighted assets)	122,658	12.76%	43,266	4.50%	62,495	6.50%
Tier 1 capital (to average assets)	122,658	9.65%	50,865	4.00%	63,582	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Cash and Cash Equivalents

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2022
Assets:
U.S. Treasury securities	$37,857	$37,857	$—	$—
U.S. government agency mortgage-backed securities-residential	144,534	—	144,534	—
U.S. government agency securities	22,449	—	22,449	—
Municipal securities	4,786	—	4,656	130
Corporate Bonds	13,217	—	13,217	—
Other	816	—	816	—
Total available for sale securities	223,659	37,857	185,672	130
Loan level interest rate swaps	4,548	—	4,548	—
Total assets	$228,207	$37,857	$190,220	$130
Liabilities:
Loan level interest rate swaps	$4,548	$—	$4,548	$—
Total liabilities	$4,548	$—	$4,548	$—

	December 31, 2021
Assets:
U.S. Treasury securities	$59,825	$59,825	$—	$—
U.S. government agency mortgage-backed securities – residential	176,491	—	176,491	—
U.S. government agency securities	24,722	—	24,722	—
Municipal securities	6,851	—	6,706	145
Corporate Bonds	11,752	—	11,752	—
Other	642	—	642	—
Total available for sale securities	280,283	59,825	220,313	145
Loan level interest rate swaps	644	—	644	—
Total assets	$280,927	$59,825	$220,957	$145
Liabilities:
Loan level interest rate swaps	$644	$—	$644	$—
Total liabilities	$644	$—	$644	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2022
Impaired loans, with specific reserves	$319	$—	$—	$319
Total	$319	$—	$—	$319

	December 31, 2021
Impaired loans, with specific reserves	$321	$—	$—	$321
Total	$321	$—	$—	$321

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2022.

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had recorded investments of $428 and $389 with valuation allowances of $109 and $68, resulting fair values of $319 and $321 at December 31, 2022 and 2021, respectively. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2022
Impaired loans	$319	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2021
Impaired loans	$321	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	December 31,		December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$31,384	$31,384	$72,091	$72,091
Available for sale securities (Level 1)	37,857	37,857	59,825	59,825
Available for sale securities (Level 2)	185,672	185,672	220,313	220,313
Available for sale securities (Level 3)	130	130	145	145
Loan level interest rate swaps (Level 2)	4,548	4,548	644	644
FHLB stock (Level 2)	3,258	3,258	1,322	1,322
Loans, net (Level 3)	994,368	953,432	854,967	855,542
Mortgage servicing rights (Level 3)	2,409	5,211	2,633	4,892
Financial Liabilities:
Deposits (Level 2)	1,129,933	1,001,455	1,101,999	1,083,541
Mortgagors' escrow accounts (Level 2)	9,732	9,723	9,130	9,137
FHLB advances (Level 2)	57,723	57,739	18,041	18,151
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	4,548	4,548	644	644

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(In thousands, except share and per share data)

16.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	(307)	(25,592)	(25,899)
Amounts reclassified from accumulated other comprehensive loss	211	134	345
Period change	(96)	(25,458)	(25,554)
Balance at December 31, 2022	$(3,997)	$(28,192)	$(32,189)

Balance at December 31, 2020	$(4,784)	$993	$(3,791)
Other comprehensive gain (loss) before reclassifications	600	(3,730)	(3,130)
Amounts reclassified from accumulated other comprehensive loss	283	3	286
Period change	883	(3,727)	(2,844)
Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2022	2021
Securities available for sale(1):
Net securities losses reclassified into earnings	$(170)	$(4)	Net realized loss on sales and calls of securities
Related income tax expense	36	1	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(134)	(3)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(267)	(358)	Other non-interest expense
Related income tax expense	56	75	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(211)	(283)
Total reclassifications for the period	$(345)	$(286)
(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 3, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 10, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

	Year Ended December 31,
	2022	2021
Net income applicable to common stock	$6,997	$11,558

Average number of common shares outstanding	11,199,387	11,151,064
Less: Average unearned ESOP shares	360,052	381,873
Average number of common shares outstanding used to calculate basic earnings per common share	10,839,335	10,769,191
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	49,650	73,235
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	115,612	111,940
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,004,597	10,954,366

Earnings per Common share:
Basic	$0.65	$1.07
Diluted	$0.64	$1.06

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 23, 2023	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 23, 2023
Michael J. Quinn	(Principal Executive Officer)

/s/ Michael J. McDermott	Chief Financial Officer	March 23, 2023
Michael J. McDermott	(Principal Financial and Accounting Officer)

/s/ William C. Irwin	Chairman of the Board	March 23, 2023
William C. Irwin

/s/ Frederick Battenfeld	Director	March 23, 2023
Frederick Battenfeld

/s/ Donald E. Beeler Jr.	Director	March 23, 2023
Donald E. Beeler Jr.

/s/ Christopher W. Chestney	Director	March 23, 2023
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 23, 2023
Freddimir Garcia

/s/ Steven Howell	Director	March 23, 2023
Steven Howell

/s/ Shannon Martin LaFrance	Director	March 23, 2023
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 23, 2023
Suzanne Rhulen-Loughlin