Form 10-Q
period 2023-03-31
Rhinebeck Bancorp, Inc.
filed 2023-05-11
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Yes     ☐    No   ☒

As of May 1, 2023, there were 11,284,231 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$15,242	$13,294
Federal funds sold	9,692	14,569
Interest bearing depository accounts	11,209	3,521
Total cash and cash equivalents	36,143	31,384

Available for sale securities (at fair value)	222,172	223,659
Loans receivable (net of allowance for credit losses of $9,103 and $7,943, respectively)	1,004,762	994,368
Federal Home Loan Bank stock	5,450	3,258
Accrued interest receivable	2,999	4,255
Cash surrender value of life insurance	29,955	29,794
Deferred tax assets (net of valuation allowance of $547 and $450, respectively)	9,879	10,131
Premises and equipment, net	18,417	18,722
Goodwill	2,235	2,235
Intangible assets, net	310	334
Other assets	19,064	17,837
Total assets	$1,351,386	$1,335,977
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$269,743	$283,563
Interest bearing	823,781	846,370
Total deposits	1,093,524	1,129,933

Mortgagors’ escrow accounts	8,670	9,732
Advances from the Federal Home Loan Bank	106,450	57,723
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	26,870	25,302
Total liabilities	1,240,669	1,227,845

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,284,231 and 11,284,565 at March 31, 2023 and December 31, 2022, respectively)	113	113
Additional paid-in capital	47,220	47,075
Unearned common stock held by the employee stock ownership plan	(3,437)	(3,491)
Retained earnings	96,789	96,624
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(25,971)	(28,192)
Defined benefit pension plan, net of taxes	(3,997)	(3,997)
Total accumulated other comprehensive loss	(29,968)	(32,189)
Total stockholders’ equity	110,717	108,132
Total liabilities and stockholders’ equity	$1,351,386	$1,335,977

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$13,395	$10,081
Interest and dividends on securities	1,018	874
Other income	189	19
Total interest and dividend income	14,602	10,974
Interest Expense
Interest expense on deposits	3,970	745
Interest expense on borrowings	768	115
Total interest expense	4,738	860
Net interest income	9,864	10,114
Provision for credit losses	1,014	221
Net interest income after provision for credit losses	8,850	9,893
Non-interest Income
Service charges on deposit accounts	708	706
Net gain on sales of loans	10	400
Increase in cash surrender value of life insurance	160	157
Gain on disposal of premises and equipment	17	—
Investment advisory income	309	340
Other	172	108
Total non-interest income	1,376	1,711
Non-interest Expense
Salaries and employee benefits	5,240	5,519
Occupancy	1,079	1,098
Data processing	472	486
Professional fees	366	394
Marketing	104	117
FDIC deposit insurance and other insurance	282	182
Amortization of intangible assets	24	27
Other	1,636	1,282
Total non-interest expense	9,203	9,105
Income before income taxes	1,023	2,499
Provision for income taxes	225	446
Net income	$798	$2,053

Earnings per common share:
Basic	$0.07	$0.19
Diluted	$0.07	$0.19

Weighted average shares outstanding, basic	10,881,885	10,815,348
Weighted average shares outstanding, diluted	11,021,395	11,009,312

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net Income	$798	$2,053
Other Comprehensive Income (Loss):
Unrealized holding gains (losses) arising during the period	2,811	(13,847)
Reclassification adjustment for gains or losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	—
Net unrealized gains (losses) on available for sale securities	2,811	(13,847)
Tax effect (a)	(590)	2,908
Unrealized gains (losses) on available for sale securities, net of tax	2,221	(10,939)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	—	—
Reclassification adjustment for amortization of net actuarial loss (b)	—	—
Total	—	—
Tax effect (c)	—	—
Defined benefit pension plan gains (losses), net of tax	—	—
Other comprehensive income (loss):	2,221	(10,939)
Total Comprehensive Income (Loss)	$3,019	$(8,886)
(a)

Includes $0 for both the three months ended March 31, 2023 and 2022, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes $0 for both the three months ended March 31, 2023 and 2022, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152
Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132
Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499

Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$798	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	72	79
Provision for credit losses	1,014	221
Loans originated for sale	(1,510)	(8,197)
Proceeds from sale of loans	1,079	11,350
Net gain on sale of loans	(10)	(400)
Amortization of intangible assets	24	27
Depreciation and amortization	358	380
Gain from disposal of premises and equipment	(17)	—
Deferred income tax benefit	(338)	(42)
Increase in cash surrender value of insurance	(160)	(157)
Net decrease in accrued interest receivable	1,256	110
Expense of earned ESOP shares	49	58
Share-based compensation expense	150	152
Net (increase) decrease in other assets	(1,227)	7
Net increase in accrued expenses and other liabilities	1,568	1,859
Net cash provided by operating activities	3,106	7,500
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	4,226	16,536
Purchases of securities	—	(27,216)
Net (purchases) redemptions of FHLB Stock	(2,192)	95
Net increase in loans	(11,601)	(8,197)
Purchases of bank premises and equipment	(63)	(579)
Proceeds from disposal of premises and equipment	27	—
Net cash used in investing activities	(9,603)	(19,361)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(104,127)	25,019
Net increase (decrease) in time deposits	67,718	(14,398)
Decrease in mortgagors' escrow accounts	(1,062)	(1,373)
Net increase (decrease) in short-term debt	28,727	(840)
Net increase (decrease) in long-term debt	20,000	(1,273)
Net cash provided by financing activities	11,256	7,135
Net increase (decrease) in cash and cash equivalents	4,759	(4,726)
Cash and Cash Equivalents
Beginning balance	31,384	72,091
Ending balance	$36,143	$67,365
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$4,465	$872
Income taxes	$106	$14

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of Rhinebeck Bancorp, Inc. at and for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2023.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission. As of March 31, 2023, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the allowance for credit losses (“ACL”). See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the evaluation of goodwill for impairment and the valuation of deferred tax assets.

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

Adoption of New Accounting Standards in 2023

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity. It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available for sale ("AFS"), including a requirement that estimated credit losses on AFS securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2023:

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
Allowance for credit losses (loans)	$580	$122	$458
ACL (unfunded credit commitments)	221	46	175

Total impact of CECL adoption	$801	$168	$633

Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material effect on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,148	$—	$(1,839)	$38,309
U.S. government agency mortgage-backed securities–residential	169,662	—	(27,133)	142,529
U.S. government agency securities	24,783	—	(2,010)	22,773
Municipal securities(1)	5,110	—	(271)	4,839
Corporate bonds	14,700	—	(1,793)	12,907
Other	643	172	—	815
Total	$255,046	$172	$(33,046)	$222,172

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,172	$—	$(2,315)	$37,857
U.S. government agency mortgage-backed securities–residential	173,926	—	(29,392)	144,534
U.S. government agency securities	24,785	—	(2,336)	22,449
Municipal securities(1)	5,117	—	(331)	4,786
Corporate bonds	14,700	—	(1,483)	13,217
Other	644	172	—	816
Total	$259,344	$172	$(35,857)	$223,659
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$38,309	$(1,839)	$38,309	$(1,839)
U.S. government agency mortgage-backed securities-residential	503	(28)	142,026	(27,105)	142,529	(27,133)
U.S. government agency securities	—	—	22,773	(2,010)	22,773	(2,010)
Municipal securities	1,529	(1)	3,180	(270)	4,709	(271)
Corporate bonds	3,693	(557)	9,214	(1,236)	12,907	(1,793)
Total	$5,725	$(586)	$215,502	$(32,460)	$221,227	$(33,046)

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

At March 31, 2023, the Company had 241 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $33,046 with an aggregate depreciation of 12.99% from the Company’s amortized cost.

On January 1, 2023, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses on its investment securities available for sale as of March 31, 2023.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2023.

Federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage back pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at March 31, 2023 and December 31, 2022, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$33,461	$32,484	$16,923	$16,512
After 1 but within 5 years	49,150	44,497	46,162	42,225
After 5 but within 10 years	2,130	1,847	21,689	19,572
After 10 years	—	—	—	—
Total Maturities	84,741	78,828	84,774	78,309
Mortgage-backed securities	169,662	142,529	173,926	144,534
Other	643	815	644	816
Total	$255,046	$222,172	$259,344	$223,659

At March 31, 2023 and December 31, 2022, available for sale securities with a carrying value of $15,027 and $15,407, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2023 and December 31, 2022, $85,022 and $958 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2023 and 2022, there were no sales of available for sale securities and no realized gains or losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

As of and prior to December 31, 2022, loans receivable was accounted for under the incurred loss model. As of January 1, 2023, portfolio loans are accounted for under the expected loss model. Accordingly, some of the information presented is not comparable from period to period.

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2023	2022
Commercial real estate loans:
Construction	$26,243	$20,329
Non-residential	298,600	282,422
Multi-family	71,520	67,777
Residential real estate loans	56,948	53,720
Commercial and industrial loans(1)	84,403	87,982
Consumer loans:
Indirect automobile	443,962	457,223
Home equity	11,531	11,507
Other consumer	9,285	9,479
Total gross loans	1,002,492	990,439
Net deferred loan costs	11,373	11,872
Allowance for credit losses	(9,103)	(7,943)
Total net loans	$1,004,762	$994,368
(1)	Includes $478 and $537 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the unpaid principal balances of loans held for sale included in the residential real estate category above were $688 and $247, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2023
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$26,243	$—	$—	$—	$26,243	$—
Non-residential	294,711	1,826	715	1,348	298,600	1,817
Multifamily	70,791	729	—	—	71,520	—
Residential real estate	55,798	95	290	765	56,948	1,946
Commercial and industrial	83,957	271	—	175	84,403	1,150
Consumer:
Indirect automobile	435,207	7,344	1,031	380	443,962	434
Home equity	11,188	167	—	176	11,531	176
Other consumer	9,130	92	15	48	9,285	48
Total	$987,025	$10,524	$2,051	$2,892	$1,002,492	$5,571

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

 Effective January 1, 2023, the Company has modified its accounting policy for the ACL on loans as described below.

The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses recognized in the Consolidated Statements of Income and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on individually analyzed loans are generally recognized when the collateral or future cash flows are deemed to be insufficient to support the carrying value of the loan.

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency levels, or terms, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluate both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial construction, commercial real estate, commercial and industrial, residential real estate (including homeowner construction), home equity, indirect automobile and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments or are determined for foreclosure.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loans. The life of the loan excludes expected extensions, renewals and modifications. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves are aggregated for each portfolio segment and a loss rate factor is derived.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

The following table presents the Company’s amortized cost basis of individually analyzed loans and related ACL at March 31, 2023:

	March 31, 2023
	Individually analyzed loans	Related ACL
Commercial real estate:
Non-residential	$1,817	$—
Residential real estate	1,946	—
Commercial and industrial	1,150	710
Consumer:
Indirect automobile	434	39
Home equity	274	—
Other consumer	48	—
Total	$5,669	$749

The Company has one individually analyzed home equity loan of $98 that was accruing interest at March 31, 2023.

The following table presents the Company’s amortized cost basis of only those individually analyzed loans with a related ACL at March 31, 2023:

	March 31, 2023
	Individually analyzed loans	Related ACL
Commercial and industrial	$975	$710
Consumer:
Indirect automobile	201	39
Total	$1,176	$749

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impaired loans disclosures presented below as of December 31, 2022 represent requirements prior to the adoption of CECL on January 1, 2023. The following table summarizes information regarding impaired loans by loan portfolio class:

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

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2023 and December 31, 2022, the Company was servicing loans for participants aggregating $32,513 and $8,466, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $612 and $625 at March 31, 2023 and December 31, 2022, respectively, and are all individually analyzed.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As a result of the adoption of ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the Company had no reportable balances related to TDRs as of and for the three months ended March 31, 2023.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $295,977 and $301,235 as of March 31, 2023 and December 31, 2022, respectively.  Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all cost when a default, including foreclosure occurs. At March 31, 2023 and December 31, 2022, the maximum contingent liability associated with loans sold with recourse was $726 and $276, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights, included in other assets at March 31, 2023 and December 31, 2022, were $2,292 and $2,409, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the period ended March 31, 2023 or the year ended December 31, 2022.

Activity in the Company’s ACL for loans for the three months ended March 31, 2023 is summarized in the table below. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2023

Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of CECL standard	(860)	54	(383)	1,710	59	580
Provision for credit losses	170	13	703	104	4	994
Loans charged-off	—	—	—	(989)	(22)	(1,011)
Recoveries	—	—	—	585	12	597
Ending balance	$2,341	$170	$1,201	$5,278	$113	$9,103
Ending balance:
Loans individually analyzed	$—	$—	$710	$39	$—	$749
Loans collectively analyzed	$2,341	$170	$491	$5,239	$113	$8,354
Loan receivables:
Ending balance	$396,363	$56,948	$84,403	$443,962	$20,816	$1,002,492
Ending balance:
Loans individually analyzed	$1,817	$1,946	$1,150	$434	$322	$5,669
Loans collectively analyzed	$394,546	$55,002	$83,253	$443,528	$20,494	$996,823

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s allowance for loan losses for the three months ended March 31, 2022 and December 31, 2022 is summarized in the tables below.

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

	December 31, 2022
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$2	$109
Loans not deemed impaired	$3,031	$103	$881	$3,761	$58	$7,834
Loan receivables:
Ending balance	$370,528	$53,720	$87,982	$457,223	$20,986	$990,439
Ending balance:
Loans deemed impaired	$1,382	$1,794	$183	$797	$268	$4,424
Loans not deemed impaired	$369,146	$51,926	$87,799	$456,426	$20,718	$986,015

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities; see Note 10 to the consolidated financial statements. The provision is recorded within the provision for credit losses on the Company’s income statement.

The following table summarizes the provision for credit losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Provision for credit losses - loans	$994	$221
Provision for credit losses - unfunded commitments	20	—
Provision for credit losses	$1,014	$221

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the periods presented were not material.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, multifamily, construction and commercial loans. To assist in the review process, the Company engages an independent third-party to review a significant portion of loans within these segments. Consumer loans are rated as performing or non-performing based on payment status in accordance with regulatory retail credit guidance. Management uses the results of these reviews as part of its annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination, and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful.

The Company uses the following definitions for risk ratings:

Watch – Loans classified as watch exhibit weaknesses that require more than usual monitoring. Issues may include deteriorating financial condition, payments made after due date but within 30 days, adverse industry conditions or management problems.

Special Mention – Loans classified as special mention exhibit signs of further deterioration but still generally make payments within 30 days. This is a transitional rating and loans should typically not be rated Special Mention for more than 12 months.

Substandard – Loans classified as substandard possess weaknesses that jeopardize the ultimate collection of the principal and interest outstanding. These loans exhibit continued financial losses, ongoing delinquency, overall poor financial condition, and/or insufficient collateral. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as non-performing have all the weaknesses of substandard loans, and have deteriorated to the level that there is a high probability of substantial loss.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs, by fiscal year of origination as of March 31, 2023.

							Revolving
	Loans by Origination Year						Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$3,118	$-	$-	$-	$-	$-	$3,118
Watch	-	11,649	11,476	-	-	-	-	23,125
Total commercial construction	-	14,767	11,476	-	-	-	-	26,243

Commercial non-residential
Pass	$22,338	$44,753	$27,328	$18,121	$41,308	$51,378	$-	$205,226
Watch	2,372	9,489	8,043	12,943	8,699	41,064	-	82,610
Special mention	-	-	-	-	5,994	1,494	-	7,488
Substandard	-	-	-	-	485	2,791	-	3,276
Total commercial non-residential	24,710	54,242	35,371	31,064	56,486	96,727	-	298,600

Multifamily
Pass	$824	$19,017	$30,923	$2,152	$1,576	$5,222	$-	$59,714
Watch	-	-	755	-	1,302	9,749	-	11,806
Total multifamily	824	19,017	31,678	2,152	2,878	14,971	-	71,520

Residential
Performing	$4,801	$26,667	$2,619	$2,787	$2,670	$15,458	$-	$55,002
Non-performing	-	-	-	-	-	1,946	-	1,946
Total residential	4,801	26,667	2,619	2,787	2,670	17,404	-	56,948

Commercial and industrial
Pass	$3,579	$23,853	$14,104	$2,141	$1,753	$5,301	$17,273	$68,004
Watch	492	2,705	319	765	802	2,644	6,780	14,507
Special mention	-	-	377	13	59	64	-	513
Substandard	-	-	975	-	153	203	48	1,379
Total commercial and industrial	4,071	26,558	15,775	2,919	2,767	8,212	24,101	84,403

Indirect automobile
Performing	$33,383	$206,728	$100,427	$52,928	$34,117	$15,945	$-	$443,528
Non-performing	-	162	106	21	110	35	-	434
Total indirect automobile	33,383	206,890	100,533	52,949	34,227	15,980	-	443,962
Current-period gross write-offs	-	359	303	158	94	75	-	989

Home equity
Performing	$-	$-	$-	$-	$35	$238	$11,082	$11,355
Non-performing	-	-	-	-	-	-	176	176
Total home equity	-	-	-	-	35	238	11,258	11,531

Other consumer
Performing	$829	$5,023	$1,520	$961	$256	$414	$234	$9,237
Non-performing	-	-	-	23	-	25	-	48
Total other consumer	829	5,023	1,520	984	256	439	234	9,285
Current-period gross write-offs	-	11	-	11	-	-	-	22

Total Loans
Pass/performing	$65,754	$329,159	$176,921	$79,090	$81,715	$93,956	$28,589	$855,184
Watch	2,864	23,843	20,593	13,708	10,803	53,457	6,780	132,048
Special mention	0	0	377	13	6,053	1,558	0	8,001
Substandard	0	0	975	0	638	2,994	48	4,655
Non-performing	0	162	106	44	110	2,006	176	2,604
Total Loans	$68,618	$353,164	$198,972	$92,855	$99,319	$153,971	$35,593	$1,002,492
Total Current-period gross write-offs	$0	$370	$303	$169	$94	$75	$-	$1,011

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system:

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2023	2022
Beginning balance	$2,235	$2,235
Activity during the period	—	—

Ending balance	$2,235	$2,235

The Company evaluated goodwill and determined that no write-down was required for the first three months of 2023 or the year ended December 31, 2022.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2023	2022
Beginning balance	$334	$433
Amortization	(24)	(99)

Ending balance	$310	$334
Accumulated amortization and impairment	$123	$99

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $24 and $27 of amortization expense related to its intangible assets for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2023	$64
2024	79
2025	60
2026	29
2027	21
Thereafter	57
Total	$310

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Premises and Equipment

Premises and equipment are summarized as follows:

	March 31,	December 31,
	2023	2022
Land	$3,732	$3,732
Buildings and improvements	27,617	27,617
Furniture, fixtures and equipment	14,670	14,652
Construction in process	265	230
Total	46,284	46,231
Less accumulated depreciation	(27,867)	(27,509)
Net	$18,417	$18,722

6.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2023	2022
Non-interest bearing demand deposits	$269,743	$283,563
Interest bearing accounts:
NOW	140,396	156,285
Savings	169,296	176,916
Money market	229,988	296,787
Time certificates of deposit	284,101	216,382
Total interest bearing accounts	823,781	846,370
Total deposits	$1,093,524	$1,129,933

Time deposits included brokered deposits of $42,696 and $34,041 at March 31, 2023 and December 31, 2022, respectively. Included in time certificates of deposit at March 31, 2023 and December 31, 2022 were reciprocal deposits totaling $24,529 and $10,023, respectively, with original maturities of one to three years. Time certificates of deposit in denominations of $250 or greater were $58,308 and $38,897 as of March 31, 2023 and December 31, 2022, respectively.

Contractual maturities of time certificates of deposit at March 31, 2023 are summarized below:

March 31,
2023
Within 1 year	$240,967
1 – 2 years	37,879
2 – 3 years	2,983
3 – 4 years	1,259
4 – 5 years	1,013
Total	$284,101

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

7.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2023 and December 31, 2022, the Bank had access to a preapproved secured line of credit with the FHLB of $675,466 and $667,905, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2023 and December 31, 2022, the Bank had pledged assets of $202,035 and $195,455, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either March 31, 2023 or December 31, 2022. These borrowings would mature the following business day.

The outstanding principal amounts and the related terms and rates at March 31, 2023 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	10,000	April 3, 2023	4.72%	10,000	—
Fixed short-term	10,000	May 15, 2023	4.87%	10,000	—
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed short-term	10,000	September 5, 2023	5.38%	10,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	—	20,000
Fixed medium-term	20,000	March 21, 2024	5.18%	20,000	—
Fixed short-term	10,000	August 21, 2023	5.23%	10,000	—
Fixed short-term	10,000	October 23, 2023	5.23%	10,000	—
Fixed short-term	10,000	December 21, 2023	5.24%	10,000	—
Total	$106,450	Weighted Average Rate	4.99%	$80,000	$26,450

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2023 or December 31, 2022.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 2.00% (6.92% at March 31, 2023 and 6.69% at December 31, 2022) mature on May 23, 2035. After June 30, 2023, the three month LIBOR rate will be replaced by the three month CME term Secured Overnight Financing Rate (“SOFR”) as adjusted by adding 0.26%, the relevant spread adjustment.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2023 or December 31, 2022.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either March 31, 2023 or December 31, 2022.

8.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2023	2022
Projected and accumulated benefit obligation	$(18,037)	$(17,138)
Plan assets at fair value	17,729	16,906
Funded status included in accrued expenses and other liabilities	$(308)	$(232)

The net periodic pension cost and amounts recognized in other expense are as follows:

	Three months ended March 31,
	2023	2022
Interest cost	$215	$158
Expected return on plan assets	(232)	(252)
Amortization of unrecognized loss	93	67
Net periodic cost (benefit)	$76	$(27)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of March 31, 2023, the investment funds included seven equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first three months of 2023 or 2022.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,015	$—	$—	$12,015
Equity	5,714	—	—	5,714
Total assets at fair value	$17,729	$—	$—	$17,729

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,600	$—	$—	$11,600
Equity	5,306	—	—	5,306
Total assets at fair value	$16,906	$—	$—	$16,906

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 10 of the Company’s Consolidated Financial Statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $286 and $294 for the three months ended March 31, 2023 and 2022, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2023 and December 31, 2022, total amounts due to participants of $2,873 and $2,761, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $51 and $56 for the three months ended March 31, 2023 and 2022, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2023 and December 31, 2022, $1,861 and $1,649, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $131 and $197 for the three months ended March 31, 2023 and 2022, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,593 and $1,580 at March 31, 2023 and December 31, 2022, respectively. The Company recognized expenses of $13 and $12 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,037 and $2,031 at March 31, 2023 and December 31, 2022, respectively. The Company recognized expenses of $16 and $19 for the three months ended March 31, 2023 and 2022, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2023). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2023 was $3,741. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	March 31,	December 31,
	2023	2022
Allocated	87,284	65,463
Committed to be allocated	5,454	21,821
Unallocated	343,687	349,141
Paid out to participants	(4,376)	(4,376)
Total shares	432,049	432,049

The fair value of unallocated shares was $2,629 at March 31, 2023.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2023 and 2022 was $50 and $58, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of March 31, 2023, there were 102,813 stock options and 49,444 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of March 31, 2023 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	437,930	$6.62	7.66
Granted	-	-	-
Exercised	-	-	-
Forfeited	(667)	6.57	-
Options outstanding at March 31, 2023	437,263	$6.62	7.40
Options exercisable at March 31, 2023	290,126	$6.62	7.40

At March 31, 2023, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $456. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2023.

As of March 31, 2023, there was $101 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.42 years.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	56,266	$6.57
Granted	-	-
Vested	-	-
Forfeited	(334)	6.57
Non-vested restricted stock at March 31, 2023	55,932	$6.57

As of March 31, 2023, there was $148 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.40 years.

For the three months ended March 31, 2023, share-based compensation of options and restricted stock under the plan totaled $150.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

9.  Leases

As of March 31, 2023, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 11.4 years and 11.6 years as of March 31, 2023 and December 31, 2022, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.58% in determining the lease liability as of both March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, total operating lease costs were $178 and $195, respectively, and were included in occupancy and other expense. Deferred rent liability was $95 and $105 at March 31, 2023 and December 31, 2022, respectively. The right-of-use asset, included in other assets, was $6,750 and $6,896 and the corresponding lease liability, included in accrued expenses and other liabilities, was $6,750 and $6,896 as of March 31, 2023 and December 31, 2022, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

Years ending December 31:
2023	$571
2024	764
2025	739
2026	720
2027	676
Thereafter	4,394
Total future minimum lease payments	7,864
Amounts representing interest	(1,114)
Present Value of Net Future Minimum Lease Payments	$6,750

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

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit, which include new loan commitments, undisbursed portions of construction loans and other lines of credit and loans sold with recourse. We are obligated under a recourse provision associated with certain first mortgage renovation loans sold in the secondary market. These financial instruments involve, to varying degrees, elements of interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

On January 1, 2023, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses which requires the measurement of expected lifetime credit losses for unfunded commitments that are considered off-balance sheet credit exposures.

The ACL on unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio,  the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Company’s average historical utilization rate for each portfolio. As a result of adopting the CECL standard, the Company recognized an increase in the ACL on unfunded commitments of $221 on January 1, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2023	2022
Commitments to extend credit summarized as follows:
Future loan commitments	$5,973	$3,815
Undisbursed construction loans	33,989	30,274
Undisbursed home equity lines of credit	9,692	9,561
Undisbursed commercial and other line of credit	91,318	77,719
Standby letters of credit	5,244	4,571
Loans sold with recourse	726	276
Total	$146,942	$126,216

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

Activity in the Company’s ACL for unfunded commitments for the three months ended March 31, 2023 is summarized in the table below and included in accrued expenses and other liabilities. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for credit losses	19	—	1	—	—	20
Ending balance	$168	$—	$66	$—	$7	$241

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $69 and $56 related to our swaps is recorded in other assets and other liabilities as of March 31, 2023 and December 31, 2022, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2023	2022
Notational amount	$32,436	$26,541
Fair value	$3,282	$3,578
Weighted average pay rates	4.10%	3.69%
Weighted average receive rates	6.80%	6.30%
Weighted average maturity (in years)	8.81	8.79

Number of Contracts	8	7

Not included in the table above are seven contracted forward rate swaps with a notional value of $67,411 and a fair value of $2,716 with effective dates at various points in 2023 and 2024.  These forward swaps have a fixed weighted average pay rate of 5.19% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$141,259	12.16%	$92,932	8.00%	$116,165	10.00%
Tier 1 capital (to risk-weighted assets)	131,914	11.36%	69,699	6.00%	92,932	8.00%
Common equity tier one capital (to risk weighted assets)	131,914	11.36%	52,274	4.50%	75,508	6.50%
Tier 1 capital (to average assets)	131,914	9.68%	54,525	4.00%	68,156	5.00%

	December 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$139,257	12.25%	$90,980	8.00%	$113,725	10.00%
Tier 1 capital (to risk-weighted assets)	131,314	11.55%	68,235	6.00%	90,980	8.00%
Common equity tier one capital (to risk weighted assets)	131,314	11.55%	51,176	4.50%	73,921	6.50%
Tier 1 capital (to average assets)	131,314	9.75%	53,868	4.00%	67,335	5.00%

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

Loans

Loans receivable are carried at cost. For variable rate loans which reprice frequently carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent individually analyzed loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2023
Assets:
U.S. Treasury securities	$38,309	$38,309	$—	$—
U.S. government agency mortgage-backed securities-residential	142,529	—	142,529	—
U.S. government agency securities	22,773	—	22,773	—
Municipal securities	4,839	—	4,709	130
Corporate Bonds	12,907	—	12,907	—
Other	815	—	815	—
Total available for sale securities	222,172	38,309	183,733	130
Loan level interest rate swaps	5,998	—	5,998	—
Total assets	$228,170	$38,309	$189,731	$130
Liabilities:
Loan level interest rate swaps	$5,998	$—	$5,998	$—
Total liabilities	$5,998	$—	$5,998	$—

	December 31, 2022
Assets:
U.S. Treasury securities	$37,857	$37,857	$—	$—
U.S. government agency mortgage-backed securities – residential	144,534	—	144,534	—
U.S. government agency securities	22,449	—	22,449	—
Municipal securities	4,786	—	4,656	130
Corporate Bonds	13,217	—	13,217	—
Other	816	—	816	—
Total available for sale securities	223,659	37,857	185,672	130
Loan level interest rate swaps	4,548	—	4,548	—
Total assets	$228,207	$37,857	$190,220	$130
Liabilities:
Loan level interest rate swaps	$4,548	$—	$4,548	$—
Total liabilities	$4,548	$—	$4,548	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2023
Individually analyzed loans, with specific reserves	$427	$—	$—	$427
Total	$427	$—	$—	$427

	December 31, 2022
Impaired loans, with specific reserves	$319	$—	$—	$319
Total	$319	$—	$—	$319

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $1,176 and $428 with valuation allowances of $749 and $109 resulting in fair values of $427 and $319 at March 31, 2023 and December 31, 2022, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2023
Individually analyzed loans, with specific reserves	$427	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2022
Impaired loans	$319	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.

(3)	Estimated costs to sell.

The estimated fair value amounts for 2023 and 2022 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	March 31,		December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$36,143	$36,143	$31,384	$31,384
Available for sale securities (Level 1)	38,309	38,309	37,857	37,857
Available for sale securities (Level 2)	183,733	183,733	185,672	185,672
Available for sale securities (Level 3)	130	130	130	130
Loan level interest rate swaps (Level 2)	5,998	5,998	4,548	4,548
FHLB stock (Level 2)	5,450	5,450	3,258	3,258
Loans, net (Level 3)	1,004,762	961,407	994,368	953,432
Mortgage servicing rights (Level 3)	2,292	4,877	2,409	5,211
Financial Liabilities:
Deposits (Level 2)	1,093,524	1,004,184	1,129,933	1,001,455
Mortgagors' escrow accounts (Level 2)	8,670	8,670	9,732	9,723
FHLB advances (Level 2)	106,450	106,369	57,723	57,739
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	5,998	5,998	4,548	4,548

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

13.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 was as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2022	$(3,997)	$(28,192)	$(32,189)
Other comprehensive income before reclassifications	—	2,221	2,221
Period change	—	2,221	2,221
Balance at March 31, 2023	$(3,997)	$(25,971)	$(29,968)

Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	—	(10,939)	(10,939)
Period change	—	(10,939)	(10,939)
Balance at March 31, 2022	$(3,901)	$(13,673)	$(17,574)

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

	Three Months Ended March 31,
	2023	2022
Net income applicable to common stock	$798	$2,053

Average number of common shares outstanding	11,228,299	11,183,583
Less: Average unearned ESOP shares	346,414	368,235
Average number of common shares outstanding used to calculate basic earnings per common share	10,881,885	10,815,348
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	34,822	60,159
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	104,688	133,805
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	11,021,395	11,009,312

Earnings per Common share:
Basic	$0.07	$0.19
Diluted	$0.07	$0.19

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
●	our ability to manage or reduce expenses;

•	competition among depository and other financial institutions;
•

inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;

●adverse changes in the securities markets;
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

•	our ability to retain key employees;
•	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
•	the failure to maintain current technologies;
•	the inability to successfully implement future information technology enhancements;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus (“COVID-19”) pandemic, or other public health emergencies.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at December 31, 2022. Effective January 1, 2023, the significant accounting policy which was considered to be the most critical in preparing the Company’s consolidated financial statements is the determination of the allowance for credit losses (“ACL”) on loans.

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, or in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including single family residential real estate, are individually smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 and Note 10 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Terms of Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2023.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets were $1.35 billion at March 31, 2023 as compared to $1.34 billion at December 31, 2022, reflecting an increase of $15.4 million, or 1.2%. The increase was primarily related to increases in net loans receivable of $10.4 million and an increase in cash and cash equivalents of $4.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.8 million, or 15.2%, to $36.1 million at March 31, 2023 from $31.4 million at December 31, 2022 primarily due to an increase in deposits held at the Federal Home Loan Bank of New York with excess funds from increased Federal Home Loan Bank advances.

Investment Securities Available for Sale. Investment securities available for sale decreased $1.5 million, or 0.7%, to $222.2 million at March 31, 2023 from $223.7 million at December 31, 2022, primarily due to principal paydowns of $4.2 million partially offset by a decrease of $2.8 million in unrealized market losses.

Net Loans. Total net loans receivable were $1.00 billion at March 31, 2023, an increase of $10.4 million, or 1.0%, as compared to $994.4 million at December 31, 2022. The increase was primarily due to an increase of $25.8 million, or 7.0%, in our commercial real estate portfolio, offset by a $13.3 million, or 2.9%, decrease in indirect automobile loans.  The increase in commercial real estate was primarily due to the closing of two large loans, secured by an auto dealership and a retail shopping center, during the quarter. The decrease in our indirect automobile portfolio was due to a strategic decision to reduce loan growth and decrease the automobile loan portfolio as a percentage of our balance sheet.  Non-accrual loans and non-performing assets increased $1.1 million, or 25.9%, to $5.6 million at March 31, 2023 from $4.4 million at December 31, 2022. The Company had no other real estate owned at the end of either period.

Federal Home Loan Bank Stock. Federal Home Loan Bank Stock increased $2.2 million, or 67.3%, to $5.5 million at March 31, 2023, primarily due to the purchase of additional shares to facilitate additional borrowing activity.

Total Liabilities. Total liabilities increased $12.8 million, or 1.0%, to $1.24 billion at March 31, 2023, primarily due to an increase in advances from the FHLB of $48.7 million partially offset by a decrease in deposits of $36.4 million.

Deposits. Deposits decreased $36.4 million, or 3.2%, to $1.09 billion at March 31, 2023 from $1.13 billion at December 31, 2022. Interest bearing accounts decreased $22.6 million, or 2.7%, to $823.8 million while non-interest bearing balances decreased $13.8 million, or 4.9%, finishing the first three months of 2023 at $269.7 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts decreased $90.3 million, or 14.3%, which was partially offset by an increase in time deposits of $67.7 million, or 31.3%. The continued growth in time deposits was primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits.  Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023.

Stockholders’ Equity. Stockholders' equity increased $2.6 million, or 2.4%, to $110.7 million at March 31, 2023, primarily due to a $2.2 million decrease in accumulated other comprehensive loss reflecting valuation changes in our available-for-sale securities due to current financial market conditions. Net income for the quarter of $798,000 was offset by a reduction in retained earnings of $633,000, as the Company adopted the current expected credit loss standard on January 1, 2023. At March 31, 2023, the Company’s book value per share was $9.81 and the Company’s ratio of stockholders’ equity-to-total assets was 8.19%. At December 31, 2022, the Company’s book value per share was $9.58 and the Company’s ratio of stockholders’ equity-to-total assets was 8.09%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.4 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income. Net income for the three months ended March 31, 2023 decreased $1.3 million, or 61.1%, to $798,000, or $0.07 per diluted share, compared to net income of $2.1 million, or $0.19 per diluted share, for the three months ended March 31, 2022. Interest and dividend income increased $3.6 million, or 33.1%, interest expense increased $3.9 million, or 450.9%, the provision for credit losses increased $793,000, non-interest income decreased $335,000, or 19.6%, non-interest expense increased $98,000, or 1.1%, and taxes decreased $221,000, or 49.6%, between comparable quarters.

Net Interest Income. Net interest income decreased $250,000, or 2.5%, to $9.9 million for the three months ended March 31, 2023, compared to $10.1 million for the quarter ended March 31, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.2% to 136.11% while our net interest margin decreased by 21 basis points to 3.21% when comparing the first quarter of 2023 to the same period in 2022.

Interest Income. Interest income increased $3.6 million, or 33.1%, to $14.6 million for the three months ended March 31, 2023 from $11.0 million for the comparable 2022 period. Both interest and fees on loans and interest and  dividends on securities increased as the yields increased due to the rising interest rate environment. For the three months ended March 31, 2023, the average balance of loans increased $143.1 million, while the average balance of available for sale securities decreased $63.6 million when compared to the three months ended March 31, 2022. The average yield on loans increased 66 basis points, while the average yield on available for sale securities increased 60 basis points. The overall average yield of interest-earning assets increased by 104 basis points to 4.75% and the overall average balance of interest-earning assets increased $47.8 million, or 4.0%.

Interest Expense. Interest expense increased $3.9 million, or 450.9%, from $860,000 for the quarter ended March 31, 2022, to $4.7 million for the quarter ended March 31, 2023. The average cost of interest-bearing liabilities increased 168 basis points to 2.10% for the quarter ended March 31, 2023, due to the current interest rate environment, while the average balance of total interest-bearing liabilities increased $90.2 million, or 10.9%, to $916.3 million. Between the three months ended March 31, 2022 and 2023, the average cost of Federal Home Loan Bank advances increased by 253 basis points, while the average balance increased by $43.4 million. An increase of $93.3 million, or 62.1%, in the average balance of our certificates of deposit was partially offset by a decrease of $47.0 million, or 7.3%, in the average balance of our core deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. We recorded a provision for credit losses of $1.0 million for the quarter ended March 31, 2023, which represented a $793,000 increase from $221,000 for the prior year comparable quarter. The increase to the provision for the three months ended March 31, 2023 was attributable to an increase in loan balances, higher charge-offs, developing signs of declining economic conditions, the impact of adopting the new CECL methodology, and one specific loss reserve totaling $710,000 taken on a $975,000 commercial loan.

Net charge-offs increased $333,000 from net charge-offs of $80,000 for the first quarter of 2022 to net charge-offs of $413,000 for the first quarter of 2023.  The increases were primarily due to a $143,000 recovery of one residential loan in the first quarter of 2022 and increased net charge-offs of $227,000 in our indirect automobile portfolio in the first three months of 2023. The percentage of overdue account balances to total loans decreased to 1.54% as of March 31, 2023 from 2.29% as of December 31, 2022, while our non-performing assets increased $1.1 million to $5.6 million at March 31, 2023.

Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended March 31, 2023, a decrease of $335,000, or 19.6%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to fewer originations in the increasing interest rate environment coupled with a strategic decision to hold new production in our portfolio instead of selling these loans. Gain on sales of mortgage loans decreased $390,000, or 97.5%, compared to the prior year quarter as we sold $1.1 million of residential mortgage loans in the first quarter of 2023 as compared to $10.9 million in the first quarter of 2022.

Non-Interest Expense. For the first quarter of 2023, non-interest expense totaled $9.2 million, an increase of $98,000, or 1.1%, over the comparable 2022 period. The increase was primarily due to the growth in other non-interest expense of $354,000, or 27.6%, primarily due to a decrease in deferred commitments and inflationary pressures on our service contracts as well as an increase in insurance expenses of $100,000, or 54.9%. These increases were partially offset by a decrease in salaries and benefits of $279,000 as the number of employees decreased when the Company made the difficult decision to layoff approximately 5% of its workforce in the first quarter of 2023.

Income Taxes. Income taxes decreased by $221,000 for the three months ended March 31, 2023 as compared to the same three month period in 2022 as our income before income taxes decreased. Our effective tax rate for the three months ended March 31, 2023 was 21.99% compared to 17.85% for the three months ended March 31, 2022.

Average Balance Sheets for the Three Months Ended March 31, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$17,691	$189	4.33%	$49,343	$19	0.16%
Loans(1)	1,002,908	13,395	5.42%	859,810	10,081	4.76%
Available for sale securities	226,590	1,018	1.82%	290,227	874	1.22%
Total interest-earning assets	1,247,189	14,602	4.75%	1,199,380	10,974	3.71%
Non-interest-earning assets	87,547			78,061
Total assets	$1,334,736			$1,277,441
Liabilities and equity:
NOW accounts	$144,128	$49	0.14%	$158,501	$55	0.14%
Money market accounts	281,198	1,835	2.65%	302,634	365	0.49%
Savings accounts	174,370	157	0.37%	185,523	69	0.15%
Certificates of deposit	243,675	1,909	3.18%	150,333	236	0.64%
Total interest-bearing deposits	843,371	3,950	1.90%	796,991	725	0.37%
Escrow accounts	7,761	20	1.05%	7,347	20	1.10%
Federal Home Loan Bank advances	60,007	681	4.60%	16,649	85	2.07%
Subordinated debt	5,155	87	6.84%	5,155	30	2.36%
Other interest-bearing liabilities	72,923	788	4.38%	29,151	135	1.88%
Total interest-bearing liabilities	916,294	4,738	2.10%	826,142	860	0.42%
Non-interest-bearing deposits	283,887			305,329
Other non-interest-bearing liabilities	24,979			21,068
Total liabilities	1,225,160			1,152,539
Total stockholders’ equity	109,576			124,902
Total liabilities and stockholders’ equity	$1,334,736			$1,277,441
Net interest income		$9,864			$10,114
Interest rate spread			2.65%			3.29%
Net interest margin(2)			3.21%			3.42%
Average interest-earning assets to average interest-bearing liabilities			136.11%			145.18%
(1)	Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $16 and $692 for the three months ended March 31, 2023 and 2022.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the period indicated (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The Company does not have any excludable out-of-period items or adjustments.

	Three Months Ended March 31, 2023
	Compared to Three Months Ended
	March 31, 2022
	Increase (Decrease)
	Due to
	Volume	Rate	Net

	(unaudited)
Interest income:
Interest bearing depository accounts	$(20)	$190	$170
Loans receivable	1,805	1,509	3,314
Available for sale securities	(221)	365	144
Total interest-earning assets	1,564	2,064	3,628
Interest expense:
Deposits	189	3,036	3,225
Escrow accounts	1	(1)	—
Federal Home Loan Bank advances	406	190	596
Subordinated debt	—	57	57
Total interest-bearing liabilities	596	3,282	3,878
Net increase in net interest income	$968	$(1,218)	$(250)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits and Federal Home Loan Bank advances. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors maintains a management-level Asset/Liability Management Committee (the “ALCO”), which takes primary responsibility for reviewing the Company’s asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports asset/liability management outcomes from various modeling scenarios. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

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

Net Economic Value Simulation. We analyze the Bank’s sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then forecast what the EVE might be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate the EVE under scenarios where interest rates increase 100, 200, 300 and 400 basis points from current market rates and where interest rates decrease 100, 200, 300 and 400 basis points from current market rates.

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2023 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$107,738	$(40,788)	(27.5)%	8.99%	(21.0)%
300	117,079	(31,447)	(21.2)%	9.57%	(15.9)%
200	126,484	(22,042)	(14.8)%	10.13%	(10.9)%
100	137,081	(11,445)	(7.7)%	10.75%	(5.6)%
0	148,526	—	—%	11.38%	—%
(100)	153,473	4,947	3.3%	11.48%	0.9%
(200)	150,904	2,378	1.6%	11.03%	(3.0)%
(300)	136,627	(11,899)	(8.0)%	9.76%	(14.2)%
(400)	111,058	(37,468)	(25.2)%	7.75%	(31.9)%

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $3.1 million and $7.5 million for the three-month periods ended March 31, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used for investing activities was $9.6 million and $19.4 for the three-month periods ended March 31, 2023 and

2022, respectively, principally reflecting our investment security and loan activities in the respective periods. Cash outlays for the purchase of securities decreased from $27.2 million for the three-month period ended March 31, 2022 to $0 for the period ended March 31, 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in net cash provided of $11.3 million in the three months ended March 31, 2023, and $7.1 million in the comparable 2022 period.

At March 31, 2023, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$36,143
Unencumbered securities	136,675
Amount available from the Paycheck Protection Plan Loan Facility	478
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured federal credit facilities	195,224
Total available sources of funds	$428,520

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $675,466 at March 31, 2023. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above and other facilities available to us at the FRB under their Bank Term Funding Program will offer more borrowing availability on pledged collateral.

The following table summarizes our main contractual obligations and other commitments to make future payments as of March 31, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	March 31, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$106,450	$80,000	$26,450	$—
Operating lease agreements	7,864	761	2,878	4,225
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	284,101	240,967	43,134	—
Total contractual obligations	$403,570	$321,728	$72,462	$9,380

We also have commitments and obligations under our off-balance financial instruments, post retirement plan and other benefit plans as described in Note 8 and Note 10 to the consolidated financial statements.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

We adopted the new guidance under Accounting Standards Update 2016-13, (ASC Topic 326) “Measurement of Credit Losses on Financial Instruments,” also known as Current Expected Credit Losses, or CECL, on January 1, 2023.  The Company implemented new accounting processes and procedures, which required us to update our internal controls over accounting for the allowance for credit losses, and the related disclosures under the new guidance.  As a result of the adoption of CECL, we implemented new internal controls designed to mitigate the risks associated with these new processes and to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

We are periodically involved in legal proceedings, such as employment related claims against us, claims to enforce liens, foreclosure or condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incidental to our business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any pending legal proceedings that we believe would have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A.        Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent bank industry events involving financial institution failures may adversely affect our business and the market price of our common stock.

Recent developments and events in the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the voluntary liquidation of Silvergate Bank, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $22.8 million and $142.5 million in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively, and $38.3 million in U.S. treasury securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock. No shares were repurchased under the stock repurchase plan during the three months ended March 31, 2023.

There were no sales of unregistered securities of common stock during the quarter ended March 31, 2023.

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

101.0

The following materials for the period ended March 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 11, 2023	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 11, 2023	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer