Form 10-Q
period 2023-06-30
Rhinebeck Bancorp, Inc.
filed 2023-08-10
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

Yes     ☐    No   ☒

As of August 1, 2023, there were 11,083,897 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$12,322	$13,294
Federal funds sold	38,247	14,569
Interest bearing depository accounts	3,379	3,521
Total cash and cash equivalents	53,948	31,384

Available for sale securities (at fair value)	206,854	223,659
Loans receivable (net of allowance for credit losses of $8,003 and $7,943, respectively)	987,024	994,368
Federal Home Loan Bank stock	5,542	3,258
Accrued interest receivable	3,020	4,255
Cash surrender value of life insurance	30,118	29,794
Deferred tax assets (net of valuation allowance of $529 and $450, respectively)	10,746	10,131
Premises and equipment, net	18,197	18,722
Goodwill	2,235	2,235
Intangible assets, net	289	334
Other assets	19,173	17,837
Total assets	$1,337,146	$1,335,977
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$256,245	$283,563
Interest bearing	821,211	846,370
Total deposits	1,077,456	1,129,933

Mortgagors’ escrow accounts	13,464	9,732
Advances from the Federal Home Loan Bank	106,450	57,723
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	27,158	25,302
Total liabilities	1,229,683	1,227,845

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,083,897 and 11,284,565 at June 30, 2023 and December 31, 2022, respectively)	111	113
Additional paid-in capital	45,976	47,075
Unearned common stock held by the employee stock ownership plan	(3,382)	(3,491)
Retained earnings	98,220	96,624
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(29,010)	(28,192)
Defined benefit pension plan, net of taxes	(4,452)	(3,997)
Total accumulated other comprehensive loss	(33,462)	(32,189)
Total stockholders’ equity	107,463	108,132
Total liabilities and stockholders’ equity	$1,337,146	$1,335,977

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$13,313	$10,727	$26,708	$20,808
Interest and dividends on securities	1,228	968	2,246	1,842
Other income	398	44	587	63
Total interest and dividend income	14,939	11,739	29,541	22,713
Interest Expense
Interest expense on deposits	4,264	766	8,234	1,511
Interest expense on borrowings	1,375	106	2,143	221
Total interest expense	5,639	872	10,377	1,732
Net interest income	9,300	10,867	19,164	20,981
Provision for (reversal of) credit losses	(452)	346	562	567
Net interest income after provision for (reversal of) credit losses	9,752	10,521	18,602	20,414
Non-interest Income
Service charges on deposit accounts	718	706	1,426	1,412
Net realized loss on sales and calls of securities	—	(162)	—	(162)
Net gain on sales of loans	52	293	62	693
Increase in cash surrender value of life insurance	164	161	324	318
Gain on disposal of premises and equipment	19	—	36	—
Investment advisory income	234	363	543	703
Other	171	142	343	250
Total non-interest income	1,358	1,503	2,734	3,214
Non-interest Expense
Salaries and employee benefits	4,952	5,517	10,192	11,036
Occupancy	1,087	1,199	2,166	2,297
Data processing	506	456	978	942
Professional fees	616	479	982	873
Marketing	143	201	247	318
FDIC deposit insurance and other insurance	354	194	636	376
Amortization of intangible assets	21	24	45	51
Other	1,610	1,415	3,246	2,697
Total non-interest expense	9,289	9,485	18,492	18,590
Income before income taxes	1,821	2,539	2,844	5,038
Provision for income taxes	390	510	615	956
Net income	$1,431	$2,029	$2,229	$4,082

Earnings per common share:
Basic	$0.13	$0.19	$0.21	$0.38
Diluted	$0.13	$0.18	$0.20	$0.37

Weighted average shares outstanding, basic	10,823,598	10,820,802	10,852,563	10,818,075
Weighted average shares outstanding, diluted	10,882,837	10,992,428	10,956,468	11,001,460

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$1,431	$2,029	$2,229	$4,082
Other Comprehensive (Loss) Income:
Unrealized holding losses arising during the period	(3,847)	(7,156)	(1,036)	(21,003)
Reclassification adjustment for gains or losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	162	—	162
Net unrealized losses on available for sale securities	(3,847)	(6,994)	(1,036)	(20,841)
Tax effect (a)	808	1,469	218	4,377
Unrealized losses on available for sale securities, net of tax	(3,039)	(5,525)	(818)	(16,464)
Defined benefit pension plan:
Actuarial losses arising during the period	(389)	(972)	(389)	(972)
Reclassification adjustment for amortization of net actuarial (gain) loss (b)	(187)	134	(187)	134
Total	(576)	(838)	(576)	(838)
Tax effect (c)	121	176	121	176
Defined benefit pension plan losses, net of tax	(455)	(662)	(455)	(662)
Other comprehensive loss:	(3,494)	(6,187)	(1,273)	(17,126)
Total Comprehensive (Loss) Income	$(2,063)	$(4,158)	$956	$(13,044)
(a)

Includes $0 for both the three and six months ended June 30, 2023 and $34 for the three and six months ended June 30, 2022, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes ($39) for both the three and six months ended June 30, 2023 and $28 for the three and six months ended June 30, 2022, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152
Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

Net income	—	—	—	2,029	—	2,029
Other comprehensive income	—	—	—	—	(6,187)	(6,187)
ESOP shares committed to be allocated	—	(1)	54	—	—	53
Share-based compensation expense	—	153	—	—	—	153
Balance at June 30, 2022	$113	$46,881	$(3,601)	$93,709	$(23,761)	$113,341

Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132
Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499

Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

Net income	—	—	—	1,431	—	1,431
Other comprehensive loss	—	—	—	—	(3,494)	(3,494)
ESOP shares committed to be allocated	—	(16)	55	—	—	39
Share-based compensation expense	—	150	—	—	—	150
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Balance at June 30, 2023	$111	$45,976	$(3,382)	$98,220	$(33,462)	$107,463

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$2,229	$4,082
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	145	130
Net realized loss on sales and calls of securities	—	162
Provision for credit losses	562	567
Loans originated for sale	(2,805)	(16,425)
Proceeds from sale of loans	2,688	18,835
Net gain on sale of loans	(62)	(693)
Amortization of intangible assets	45	51
Depreciation and amortization	695	775
Gain from disposal of premises and equipment	(36)	—
Deferred income tax benefit	(276)	(57)
Increase in cash surrender value of insurance	(324)	(318)
Net decrease in accrued interest receivable	1,235	68
Expense of earned ESOP shares	88	111
Share-based compensation expense	300	305
Net increase in other assets	(1,336)	(1,145)
Net increase in accrued expenses and other liabilities	1,281	3,773
Net cash provided by operating activities	4,429	10,221
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	—	14,825
Proceeds from maturities and principal repayments of securities	15,624	27,922
Purchases of securities	—	(29,225)
Net purchases of FHLB Stock	(2,284)	(409)
Net decrease (increase) in loans	6,327	(74,505)
Purchases of bank premises and equipment	(204)	(659)
Proceeds from disposal of premises and equipment	70	—
Net cash provided by (used in) investing activities	19,533	(62,051)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(126,244)	34,367
Net increase (decrease) in time deposits	73,767	(23,937)
Increase in mortgagors' escrow accounts	3,732	3,466
Net increase in short-term debt	8,727	7,038
Net increase (decrease) in long-term debt	40,000	(1,273)
Stock repurchase	(1,380)	—
Net cash (used in) provided by financing activities	(1,398)	19,661
Net increase (decrease) in cash and cash equivalents	22,564	(32,169)
Cash and Cash Equivalents
Beginning balance	31,384	72,091
Ending balance	$53,948	$39,922
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$9,958	$1,740
Income taxes	$721	$957

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission. As of June 30, 2023, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the allowance for credit losses (“ACL”). See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

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

Adoption of New Accounting Standards in 2023

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

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning on or after January 1, 2023 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2023:

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
Allowance for credit losses (loans)	$580	$122	$458
ACL (unfunded credit commitments)	221	46	175

Total impact of CECL adoption	$801	$168	$633

Effective January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of ASU 2022-02 did not have a material effect on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,123	$—	$(1,824)	$33,299
U.S. government agency mortgage-backed securities–residential	165,057	—	(29,871)	135,186
U.S. government agency securities	24,780	—	(2,196)	22,584
Municipal securities(1)	3,181	—	(293)	2,888
Corporate bonds	14,700	—	(2,480)	12,220
Other	734	—	(57)	677
Total	$243,575	$—	$(36,721)	$206,854

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,172	$—	$(2,315)	$37,857
U.S. government agency mortgage-backed securities–residential	173,926	—	(29,392)	144,534
U.S. government agency securities	24,785	—	(2,336)	22,449
Municipal securities(1)	5,117	—	(331)	4,786
Corporate bonds	14,700	—	(1,483)	13,217
Other	644	172	—	816
Total	$259,344	$172	$(35,857)	$223,659
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$33,299	$(1,824)	$33,299	$(1,824)
U.S. government agency mortgage-backed securities-residential	437	(31)	134,749	(29,840)	135,186	(29,871)
U.S. government agency securities	—	—	22,584	(2,196)	22,584	(2,196)
Municipal securities	516	(14)	2,242	(279)	2,758	(293)
Corporate bonds	2,427	(573)	9,793	(1,907)	12,220	(2,480)
Other	649	(57)	—	—	649	(57)
Total	$4,029	$(675)	$202,667	$(36,046)	$206,696	$(36,721)

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

At June 30, 2023, the Company had 237 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $36,721 with an aggregate depreciation of 15.08% from the Company’s amortized cost.

On January 1, 2023, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses on its investment securities available for sale as of June 30, 2023.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2023.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at June 30, 2023 and December 31, 2022, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$20,467	$19,926	$16,923	$16,512
After 1 but within 5 years	37,902	34,525	46,162	42,225
After 5 but within 10 years	19,415	16,540	21,689	19,572
After 10 years	—	—	—	—
Total Maturities	77,784	70,991	84,774	78,309
Mortgage-backed securities	165,057	135,186	173,926	144,534
Other	734	677	644	816
Total	$243,575	$206,854	$259,344	$223,659

At June 30, 2023 and December 31, 2022, available for sale securities with a carrying value of $13,965 and $15,407, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at June 30, 2023 and December 31, 2022, $82,221 and $958 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the six months ended June 30, 2023, there were no sales of available for sale securities and no realized gains or losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

As of and prior to December 31, 2022, loans receivable was accounted for under the incurred loss model. As of January 1, 2023, portfolio loans are accounted for under the current expected loss model. Accordingly, some of the information presented is not comparable from period to period.

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2023	2022
Commercial real estate loans:
Construction	$26,291	$20,329
Non-residential	299,329	282,422
Multi-family	79,677	67,777
Residential real estate loans	60,627	53,720
Commercial and industrial loans(1)	80,374	87,982
Consumer loans:
Indirect automobile	417,953	457,223
Home equity	11,661	11,507
Other consumer	8,709	9,479
Total gross loans	984,621	990,439
Net deferred loan costs	10,406	11,872
Allowance for credit losses	(8,003)	(7,943)
Total net loans	$987,024	$994,368
(1)	Includes $368 and $537 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the unpaid principal balances of loans held for sale included in the residential real estate category above were $425 and $247, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2023
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$26,291	$—	$—	$—	$26,291	$—
Non-residential	294,096	—	3,447	1,786	299,329	1,786
Multifamily	79,314	—	363	—	79,677	—
Residential real estate	59,324	338	201	764	60,627	1,917
Commercial and industrial	80,100	107	—	167	80,374	167
Consumer:
Indirect automobile	408,051	7,848	1,711	343	417,953	424
Home equity	11,481	1	—	179	11,661	179
Other consumer	8,586	99	—	24	8,709	24
Total	$967,243	$8,393	$5,722	$3,263	$984,621	$4,497

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

Management employs a process and methodology to estimate the ACL on loans that evaluate both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial construction, commercial real estate, multi-family, commercial and industrial, residential real estate (including homeowner construction), home equity, indirect automobile and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments or are determined for foreclosure.

For loans that are individually analyzed, the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

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

The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. The policy generally requires loans to be placed on non-accrual when principal or interest is 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual, accrued interest is reversed against interest income. Accrued interest receivable associated with loans totaled $2,538 and $3,723, at June 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

The following table presents the Company’s amortized cost basis of individually analyzed loans and related ACL at June 30, 2023:

	June 30, 2023
	Individually analyzed loans	Related ACL
Commercial real estate:
Non-residential	$1,786	$—
Residential real estate	1,917	—
Commercial and industrial	167	—
Consumer:
Indirect automobile	424	62
Home equity	277	—
Other consumer	24	—
Total	$4,595	$62

The Company has one individually analyzed home equity loan of $98 that was accruing interest at June 30, 2023.

The following table presents the Company’s amortized cost basis of only those individually analyzed loans with a related ACL at June 30, 2023:

	June 30, 2023
	Individually analyzed loans	Related ACL
Consumer:
Indirect automobile	226	62
Total	$226	$62

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

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2023 and December 31, 2022, the Company was servicing loans for participants aggregating $33,413 and $8,466, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $949 and $625 at June 30, 2023 and December 31, 2022, respectively, and are all individually analyzed.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As a result of the adoption of ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the Company had no reportable balances related to TDRs as of and for the six months ended June 30, 2023.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $291,375 and $301,235 as of June 30, 2023 and December 31, 2022, respectively.  Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At June 30, 2023 and December 31, 2022, the maximum contingent liability associated with loans sold with recourse was $1,075 and $276, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights, included in other assets at June 30, 2023 and December 31, 2022, were $2,195 and $2,409, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the six month period ended June 30, 2023 or the year ended December 31, 2022.

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2023 is summarized in the table below. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$2,341	$170	$1,201	$5,278	$113	$9,103
Provision for (reversal of) credit losses	(47)	6	(77)	(327)	(34)	(479)
Loans charged-off	—	—	(710)	(497)	(3)	(1,210)
Recoveries	—	$3	$40	$514	$32	589
Ending balance	$2,294	$179	$454	$4,968	$108	$8,003

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of CECL standard	(860)	54	(383)	1,710	59	580
Provision for (reversal of) credit losses	123	19	626	(223)	(30)	515
Loans charged-off	—	—	(710)	(1,486)	(25)	(2,221)
Recoveries	—	3	40	1,099	44	1,186
Ending balance	$2,294	$179	$454	$4,968	$108	$8,003
Ending balance:
Loans individually analyzed	$—	$—	$—	$62	$—	$62
Loans collectively analyzed	$2,294	$179	$454	$4,906	$108	$7,941
Loan receivables:
Ending balance	$405,297	$60,627	$80,374	$417,953	$20,370	$984,621
Ending balance:
Loans individually analyzed	$1,786	$1,917	$167	$424	$301	$4,595
Loans collectively analyzed	$403,511	$58,710	$80,207	$417,529	$20,069	$980,026

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2022 and December 31, 2022 is summarized in the tables below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2022
Allowance for loan losses:
Beginning balance	$3,314	$55	$743	$3,535	$53	$7,700
Provision for loan losses	126	4	115	60	41	346
Loans charged-off	—	—	—	(407)	(38)	(445)
Recoveries	—	—	1	550	17	568
Ending balance	$3,440	$59	$859	$3,738	$73	$8,169

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2022
Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
Provision for (reversal of) loan losses	123	(105)	133	355	61	567
Loans charged-off	—	(44)	—	(1,054)	(61)	(1,159)
Recoveries	—	154	1	1,021	26	1,202
Ending balance	$3,440	$59	$859	$3,738	$73	$8,169

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2022
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$2	$109
Loans not deemed impaired	$3,031	$103	$881	$3,761	$58	$7,834
Loan receivables:
Ending balance	$370,528	$53,720	$87,982	$457,223	$20,986	$990,439
Ending balance:
Loans deemed impaired	$1,382	$1,794	$183	$797	$268	$4,424
Loans not deemed impaired	$369,146	$51,926	$87,799	$456,426	$20,718	$986,015

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities; see Note 10 to the consolidated financial statements. The provision is recorded within the provision for credit losses on the Company’s income statement.

The following table summarizes the provision for credit losses for the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for (reversal of) credit losses - loans	$(479)	$346	$515	$567
Provision for credit losses - unfunded commitments	27	—	47	—
Provision for (reversal of) credit losses	$(452)	$346	$562	$567

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs for the six months ended June 30, 2023, and by fiscal year of origination as of June 30, 2023.

							Revolving
	Loans by Origination Year						Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$4,422	$-	$-	$-	$-	$-	$4,422
Watch	1,969	14,565	5,335	-	-	-	-	21,869
Total commercial construction	1,969	18,987	5,335	-	-	-	-	26,291

Commercial non-residential
Pass	$24,207	$44,362	$27,090	$17,286	$40,949	$49,864	$-	$203,758
Watch	5,016	9,449	8,559	13,176	8,609	40,100	-	84,909
Special mention	-	-	-	-	5,960	1,472	-	7,432
Substandard	-	-	-	-	485	2,745	-	3,230
Total commercial non-residential	29,223	53,811	35,649	30,462	56,003	94,181	-	299,329

Multifamily
Pass	$820	$18,936	$30,789	$2,136	$1,566	$4,808	$-	$59,055
Watch	-	2,600	7,052	-	1,294	9,676	-	20,622
Total multifamily	820	21,536	37,841	2,136	2,860	14,484	-	79,677

Residential
Performing	$9,333	$26,619	$2,200	$2,765	$2,656	$15,136	$-	$58,709
Non-performing	-	-	-	-	-	1,918	-	1,918
Total residential	9,333	26,619	2,200	2,765	2,656	17,054	-	60,627

Commercial and industrial
Pass	$6,271	$22,481	$12,304	$1,866	$1,482	$1,997	$19,142	$65,543
Watch	502	1,491	367	717	695	1,666	7,586	13,024
Special mention	224	-	352	10	50	46	-	682
Substandard	-	-	-	-	133	944	48	1,125
Total commercial and industrial	6,997	23,972	13,023	2,593	2,360	4,653	26,776	80,374
Current-period gross write-offs	-	-	710	-	-	-	-	710

Indirect automobile
Performing	$50,285	$190,231	$90,754	$46,048	$28,450	$11,762	$-	$417,530
Non-performing	-	138	149	36	87	13	-	423
Total indirect automobile	50,285	190,369	90,903	46,084	28,537	11,775	-	417,953
Current-period gross write-offs	-	633	393	220	143	97	-	1,486

Home equity
Performing	$-	$-	$-	$-	$34	$4,240	$7,208	$11,482
Non-performing	-	-	-	-	-	179	-	179
Total home equity	-	-	-	-	34	4,419	7,208	11,661

Other consumer
Performing	$1,605	$4,511	$1,251	$647	$213	$214	$244	$8,685
Non-performing	-	-	-	24	-	-	-	24
Total other consumer	1,605	4,511	1,251	671	213	214	244	8,709
Current-period gross write-offs	-	13	-	11	-	1	-	25

Total Loans
Pass/performing	$92,521	$311,562	$164,388	$70,748	$75,350	$88,021	$26,594	$829,184
Watch	7,487	28,105	21,313	13,893	10,598	51,442	7,586	140,424
Special mention	224	-	352	10	6,010	1,518	-	8,114
Substandard	-	-	-	-	618	3,689	48	4,355
Non-performing	-	138	149	60	87	2,110	-	2,544
Total Loans	$100,232	$339,805	$186,202	$84,711	$92,663	$146,780	$34,228	$984,621
Total Current-period gross write-offs	$0	$646	$1,103	$231	$143	$98	$-	$2,221

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2023	2022
Beginning balance	$2,235	$2,235
Activity during the period	—	—

Ending balance	$2,235	$2,235

The Company evaluated goodwill and determined that no write-down was required for the first six months of 2023 or the year ended December 31, 2022.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2023	2022
Beginning balance	$334	$433
Amortization	(45)	(99)

Ending balance	$289	$334
Accumulated amortization and impairment	$988	$943

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $21 and $24 of amortization expense related to its intangible assets for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $45 and $51 of amortization expense related to its intangible assets for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2023	$43
2024	79
2025	60
2026	29
2027	21
Thereafter	57
Total	$289

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Premises and Equipment

Premises and equipment are summarized as follows:

	June 30,	December 31,
	2023	2022
Land	$3,732	$3,732
Buildings and improvements	27,636	27,617
Furniture, fixtures and equipment	14,746	14,652
Construction in process	287	230
Total	46,401	46,231
Less accumulated depreciation	(28,204)	(27,509)
Net	$18,197	$18,722

6.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2023	2022
Non-interest bearing demand deposits	$256,245	$283,563
Interest bearing accounts:
NOW	141,537	156,285
Savings	159,985	176,916
Money market	229,540	296,787
Time certificates of deposit	290,149	216,382
Total interest bearing accounts	821,211	846,370
Total deposits	$1,077,456	$1,129,933

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2022 and December 31, 2022, total reciprocal deposits were $34,732 and $10,023. Included in time certificates of deposit at June 30, 2023 and December 31, 2022 were reciprocal deposits totaling $31,786 and $10,023, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $2,946 and $0 at June 30, 2023 and December 31, 2022, respectively.

Time deposits included brokered deposits of $32,801 and $34,041 at June 30, 2023 and December 31, 2022, respectively. Time certificates of deposit in denominations of $250 or greater were $58,169 and $38,897 as of June 30, 2023 and December 31, 2022, respectively.

Contractual maturities of time certificates of deposit at June 30, 2023 are summarized below:

June 30,
2023
Within 1 year	$273,402
1 – 2 years	12,438
2 – 3 years	1,636
3 – 4 years	1,306
4 – 5 years	1,367
Total	$290,149

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

7.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2023 and December 31, 2022, the Bank had access to a preapproved secured line of credit with the FHLB of $668,477 and $667,905, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2023 and December 31, 2022, the Bank had pledged assets of $207,897 and $195,455, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either June 30, 2023 or December 31, 2022. These borrowings would mature the following business day.

The outstanding principal amounts and the related terms and rates at June 30, 2023 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed short-term	10,000	September 5, 2023	5.38%	10,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	—	20,000
Fixed medium-term	20,000	March 21, 2024	5.18%	20,000	—
Fixed short-term	10,000	August 21, 2023	5.23%	10,000	—
Fixed short-term	10,000	October 23, 2023	5.23%	10,000	—
Fixed short-term	10,000	December 21, 2023	5.24%	10,000	—
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$106,450	Weighted Average Rate	4.81%	$60,000	$46,450

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2023 or December 31, 2022.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month LIBOR plus 2.00% (7.39% at June 30, 2023 and 6.69% at December 31, 2022) mature on May 23, 2035. As of June 30, 2023, the three month LIBOR rate was replaced by the three month CME term Secured Overnight Financing Rate (“SOFR”) as adjusted by adding 0.26%, the relevant spread adjustment.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2023 or December 31, 2022.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either June 30, 2023 or December 31, 2022.

8.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	June 30,	December 31,
	2023	2022
Projected and accumulated benefit obligation	$(18,700)	$(17,138)
Plan assets at fair value	17,741	16,906
Funded status included in accrued expenses and other liabilities	$(959)	$(232)

The net periodic pension cost and amounts recognized in other expense are as follows:

	Six months ended June 30,
	2023	2022
Interest cost	$430	$317
Expected return on plan assets	(465)	(503)
Amortization of unrecognized loss	187	133
Net periodic cost (benefit)	$152	$(53)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of June 30, 2023, the investment funds included six equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first six months of 2023 or 2022.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,349	$—	$—	$12,349
Equity	5,392	—	—	5,392
Total assets at fair value	$17,741	$—	$—	$17,741

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,600	$—	$—	$11,600
Equity	5,306	—	—	5,306
Total assets at fair value	$16,906	$—	$—	$16,906

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $563 and $602 for the six months ended June 30, 2023 and 2022, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2023 and December 31, 2022, total amounts due to participants of $3,049 and $2,761, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $102 and $114 for the six months ended June 30, 2023 and 2022, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2023 and December 31, 2022, $1,884 and $1,649, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $236 and $383 for the six months ended June 30, 2023 and 2022, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,606 and $1,580 at June 30, 2023 and December 31, 2022, respectively. The Company recognized expenses of $26 and $24 for the six-month periods ended June 30, 2023 and June 30, 2022, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,041 and $2,031 at June 30, 2023 and December 31, 2022, respectively. The Company recognized expenses of $31 and $42 for the six months ended June 30, 2023 and 2022, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP for the purchase of 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2023). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2023 was $3,741. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	June 30,	December 31,
	2023	2022
Allocated	87,284	65,463
Committed to be allocated	10,908	21,821
Unallocated	338,233	349,141
Paid out to participants	(4,376)	(4,376)
Total shares	432,049	432,049

The fair value of unallocated shares was $2,276 at June 30, 2023.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2023 and 2022 was $88 and $111, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of June 30, 2023, there were 103,147 stock options and 49,778 restricted stock awards that remain available for future grants.

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

A summary of options under the 2020 EIP as of June 30, 2023 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	437,930	$6.62	7.66
Granted	-	-	-
Exercised	-	-	-
Forfeited	(1,001)	6.57	-
Options outstanding at June 30, 2023	436,929	$6.62	7.14
Options exercisable at June 30, 2023	290,126	$6.62	7.12

At June 30, 2023, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $68. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2023.

As of June 30, 2023, there was $40 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.18 years.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	56,266	$6.57
Granted	-	-
Vested	-	-
Forfeited	(668)	6.57
Non-vested restricted stock at June 30, 2023	55,598	$6.57

As of June 30, 2023, there was $56 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.15 years.

For the six months ended June 30, 2023, share-based compensation of options and restricted stock under the plan totaled $300.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

9.  Leases

As of June 30, 2023, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 10.9 years and 11.6 years as of June 30, 2023 and December 31, 2022, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.53% and 2.58% in determining the lease liability as of June 30, 2023 and December 31, 2022, respectively.

For the six months ended June 30, 2023 and 2022, total operating lease costs were $358 and $397, respectively, and were included in occupancy and other expense. Deferred rent liability was $86 and $105 at June 30, 2023 and December 31, 2022, respectively. The right-of-use asset, included in other assets, was $6,603 and $6,896 and the corresponding lease liability, included in accrued expenses and other liabilities, was $6,603 and $6,896 as of June 30, 2023 and December 31, 2022, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

Years ending December 31:
2023	$380
2024	764
2025	739
2026	720
2027	676
Thereafter	4,394
Total future minimum lease payments	7,673
Amounts representing interest	(1,070)
Present Value of Net Future Minimum Lease Payments	$6,603

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2023	2022
Commitments to extend credit summarized as follows:
Future loan commitments	$5,946	$3,815
Undisbursed construction loans	56,892	30,274
Undisbursed home equity lines of credit	10,457	9,561
Undisbursed commercial and other line of credit	76,155	77,719
Standby letters of credit	6,135	4,571
Loans sold with recourse	1,075	276
Total	$156,660	$126,216

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

Activity in the Company’s ACL for unfunded commitments for the three and six months ended June 30, 2023 is summarized in the tables below and included in accrued expenses and other liabilities. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$168	$—	$66	$—	$7	$241
Provision for (reversal of) credit losses	32	—	(5)	—	—	27
Ending balance	$200	$—	$61	$—	$7	$268

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for (reversal of) credit losses	51	—	(4)	—	—	47
Ending balance	$200	$—	$61	$—	$7	$268

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $86 and $56 related to our swaps is recorded in other assets and other liabilities as of June 30, 2023 and December 31, 2022, respectively.

Summary information regarding these derivatives is presented below:

	June 30,	December 31,
	2023	2022
Notational amount	$39,466	$26,541
Fair value	$4,945	$3,578
Weighted average pay rates	4.50%	3.69%
Weighted average receive rates	5.90%	6.30%
Weighted average maturity (in years)	8.53	8.79

Number of Contracts	11	7

Not included in the table above are seven contracted forward rate swaps with a notional value of $40,511 and a fair value of $1,252 with effective dates at various points in 2023 and 2024.  These forward swaps have a fixed weighted average pay rate of 4.97% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$142,073	12.35%	$92,054	8.00%	$115,068	10.00%
Tier 1 capital (to risk-weighted assets)	133,802	11.63%	69,041	6.00%	92,054	8.00%
Common equity tier one capital (to risk weighted assets)	133,802	11.63%	51,780	4.50%	74,794	6.50%
Tier 1 capital (to average assets)	133,802	9.74%	54,965	4.00%	68,707	5.00%

	December 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$139,257	12.25%	$90,980	8.00%	$113,725	10.00%
Tier 1 capital (to risk-weighted assets)	131,314	11.55%	68,235	6.00%	90,980	8.00%
Common equity tier one capital (to risk weighted assets)	131,314	11.55%	51,176	4.50%	73,921	6.50%
Tier 1 capital (to average assets)	131,314	9.75%	53,868	4.00%	67,335	5.00%

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

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2023
Assets:
U.S. Treasury securities	$33,299	$33,299	$—	$—
U.S. government agency mortgage-backed securities-residential	135,186	—	135,186	—
U.S. government agency securities	22,584	—	22,584	—
Municipal securities	2,888	—	2,758	130
Corporate Bonds	12,220	—	12,220	—
Other	677	—	677	—
Total available for sale securities	206,854	33,299	173,425	130
Loan level interest rate swaps	6,197	—	6,197	—
Total assets	$213,051	$33,299	$179,622	$130
Liabilities:
Loan level interest rate swaps	$6,197	$—	$6,197	$—
Total liabilities	$6,197	$—	$6,197	$—

	December 31, 2022
Assets:
U.S. Treasury securities	$37,857	$37,857	$—	$—
U.S. government agency mortgage-backed securities – residential	144,534	—	144,534	—
U.S. government agency securities	22,449	—	22,449	—
Municipal securities	4,786	—	4,656	130
Corporate Bonds	13,217	—	13,217	—
Other	816	—	816	—
Total available for sale securities	223,659	37,857	185,672	130
Loan level interest rate swaps	4,548	—	4,548	—
Total assets	$228,207	$37,857	$190,220	$130
Liabilities:
Loan level interest rate swaps	$4,548	$—	$4,548	$—
Total liabilities	$4,548	$—	$4,548	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2023
Individually analyzed loans, with specific reserves	$164	$—	$—	$164
Total	$164	$—	$—	$164

	December 31, 2022
Impaired loans, with specific reserves	$319	$—	$—	$319
Total	$319	$—	$—	$319

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $226 and $428 with valuation allowances of $62 and $109 resulting in fair values of $164 and $319 at June 30, 2023 and December 31, 2022, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2023
Individually analyzed loans, with specific reserves	$164	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2022
Impaired loans	$319	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	June 30,		December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$53,948	$53,948	$31,384	$31,384
Available for sale securities (Level 1)	33,299	33,299	37,857	37,857
Available for sale securities (Level 2)	173,425	173,425	185,672	185,672
Available for sale securities (Level 3)	130	130	130	130
Loan level interest rate swaps (Level 2)	6,197	6,197	4,548	4,548
FHLB stock (Level 2)	5,542	5,542	3,258	3,258
Loans, net (Level 3)	987,024	959,948	994,368	953,432
Accrued interest receivable (Level 2)	3,020	3,020	4,255	4,255
Mortgage servicing rights (Level 3)	2,195	4,771	2,409	5,211
Financial Liabilities:
Deposits (Level 2)	1,077,456	981,983	1,129,933	1,001,455
Mortgagors' escrow accounts (Level 2)	13,464	13,464	9,732	9,723
FHLB advances (Level 2)	106,450	105,450	57,723	57,739
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	6,197	6,197	4,548	4,548
Accrued interest payable (Level 2)	1,189	1,189	774	774

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

13.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 was as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at March 31, 2023	$(3,997)	$(25,971)	$(29,968)
Other comprehensive loss before reclassifications	(307)	(3,039)	(3,346)
Amounts reclassified from accumulated other comprehensive loss	(148)	—	(148)
Period change	(455)	(3,039)	(3,494)
Balance at June 30, 2023	$(4,452)	$(29,010)	$(33,462)

Balance at March 31, 2022	$(3,901)	$(13,673)	$(17,574)
Other comprehensive loss before reclassifications	(768)	(5,653)	(6,421)
Amounts reclassified from accumulated other comprehensive loss	106	128	234
Period change	(662)	(5,525)	(6,187)
Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2022	$(3,997)	$(28,192)	$(32,189)
Other comprehensive loss before reclassifications	(307)	(818)	(1,125)
Amounts reclassified from accumulated other comprehensive loss	(148)	—	(148)
Period change	(455)	(818)	(1,273)
Balance at June 30, 2023	$(4,452)	$(29,010)	$(33,462)

Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	(768)	(16,592)	(17,360)
Amounts reclassified from accumulated other comprehensive loss	106	128	234
Period change	(662)	(16,464)	(17,126)
Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income applicable to common stock	$1,431	$2,029	$2,229	$4,082

Average number of common shares outstanding	11,164,563	11,183,583	11,196,255	11,183,583
Less: Average unearned ESOP shares	340,965	362,781	343,692	365,508
Average number of common shares outstanding used to calculate basic earnings per common share	10,823,598	10,820,802	10,852,563	10,818,075
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	41,230	64,017	37,617	62,016
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	18,009	107,609	66,288	121,369
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,882,837	10,992,428	10,956,468	11,001,460

Earnings per Common share:
Basic	$0.13	$0.19	$0.21	$0.38
Diluted	$0.13	$0.18	$0.20	$0.37

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including single family residential real estate, are individually smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 and Note 10 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Terms of Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2023.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets were $1.337 billion at June 30, 2023 as compared to $1.336 billion at December 31, 2022, reflecting an increase of $1.2 million, or 0.1%. Cash and cash equivalents increased $22.6 million, or 71.9%, primarily due to an increase in deposits held at the Federal Home Loan Bank of New York. Federal Home Loan Bank stock increased $2.3 million and other assets increased by $1.3 million. These increases were partially offset by a decrease in available for sale securities of $16.8 million, or 7.5%, due to principal payments and maturities, a decrease in net loans of $7.3 million, or 0.7%, and a decrease in accrued interest receivable of $1.2 million, or 29.0%.

Cash and Cash Equivalents. Cash and cash equivalents increased $22.6 million, or 71.9%, to $53.9 million at June 30, 2023 from $31.4 million at December 31, 2022 primarily due to an increase in deposits held at the Federal Home Loan Bank of New York with excess funds from increased Federal Home Loan Bank advances and maturing securities.

Investment Securities Available for Sale. Investment securities available for sale decreased $16.8 million, or 7.5%, to $206.9 million at June 30, 2023 from $223.7 million at December 31, 2022, primarily due to principal paydowns and maturities of $15.6 million partially and an increase of $1.0 million in unrealized market losses.

Net Loans. Total net loans receivable were $987.0 million at June 30, 2023, a decrease of $7.3 million, or 0.7%, as compared to $994.4 million at December 31, 2022. The decrease was primarily due to decrease in our indirect automobile portfolio of $39.3 million, or 8.6%, as a strategic decision was made to reduce this type of loan growth and decrease the automobile loan portfolio as a percentage of our balance sheet, which was mostly offset by an increase of $34.8 million, or 9.4%, in our commercial real estate portfolio. The increase in commercial real estate was primarily due to the closing of two large loans, secured by an auto dealership and a retail shopping center. Non-accrual loans and non-performing assets increased $73,000, or 1.7%, to $4.5 million at June 30, 2023 from $4.4 million at December 31, 2022. The Company had no other real estate owned at the end of either period.

Federal Home Loan Bank Stock. FHLB Stock increased $2.3 million, or 70.1%, to $5.5 million at June 30, 2023, primarily due to the purchase of additional shares to support additional borrowing activity.

Total Liabilities. Total liabilities increased $1.8 million, or 0.2%, to $1.230 billion at June 30, 2023 from $1.228 billion at December 31, 2022, primarily due to an increase in advances from the FHLB of $48.7 million and an increase in mortgagors’ escrow accounts of $3.7 million mostly offset by a decrease in deposits of $52.5 million.

Deposits. Deposits decreased $52.5 million, or 4.6%, to $1.08 billion at June 30, 2023 from $1.13 billion at December 31, 2022. Interest bearing accounts decreased $25.2 million, or 3.0%, to $821.2 million while non-interest bearing balances decreased $27.3 million, or 9.6%, finishing the first six months of 2023 at $256.2 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts decreased $98.9 million, or 15.7%, which was partially offset by an increase in time deposits of $73.8 million, or 34.1%. The continued growth in time deposits was primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits.  Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023 and as competition for deposits increased.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $31.8 million and $2.9 million, respectively, at June 30, 2023. We also had brokered deposits of $32.8 million at June 30, 2023.

Stockholders’ Equity. Stockholders' equity decreased $669,000, or 0.6%, to $107.5 million at June 30, 2023, primarily due to the repurchase of 200,000 shares of the Company’s stock, totaling $1.4 million, a $1.3 million increase in accumulated other comprehensive loss primarily reflecting valuation changes in our available-for-sale securities portfolio due to current financial market conditions, and a reduction in retained earnings of $633,000 due to the adoption of the current expected credit loss standard on January 1, 2023. These decreases were partially offset by our net income for the first six months of the year of $2.2 million. At June 30, 2023, the Company’s book value per share was $9.70 and the Company’s ratio of stockholders’ equity-to-total assets was 8.04%. At December 31, 2022, the Company’s book value per share was $9.58 and the Company’s ratio of stockholders’ equity-to-total assets was 8.09%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.4 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2023 and 2022

Net Income. Net income for the three months ended June 30, 2023 decreased $598,000, or 29.5%, to $1.4 million, or $0.13 per diluted share, compared to net income of $2.0 million, or $0.18 per diluted share, for the three months ended June 30, 2022. Interest and dividend income increased $3.2 million, or 27.3%, interest expense increased $4.8 million, or 546.7%, the provision for credit losses decreased $798,000, non-interest income decreased $145,000, or 9.6%, non-interest expense decreased $196,000, or 2.1%, and taxes decreased $120,000, or 23.5%, between comparable quarters.

Net income for the six months ended June 30, 2023 decreased $1.9 million, or 45.4%, to $2.2 million, or $0.20 per diluted share, compared to net income of $4.1 million, or $0.37 per diluted share, for the six months ended June 30, 2022. Interest and dividend income increased $6.8 million, or 30.1%, interest expense increased $8.6 million, or 499.1%, the provision for credit losses decreased $5,000, non-interest income decreased $480,000, or 14.9%, non-interest expense decreased $98,000, or 0.5%, and taxes decreased $341,000, or 35.7%, between comparable periods.

Net Interest Income. Net interest income decreased $1.6 million, or 14.4%, to $9.3 million for the three months ended June 30, 2023, compared to $10.9 million for the quarter ended June 30, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.7% to 133.25% while our net interest margin decreased by 66 basis points to 2.97% when comparing the second quarter of 2023 to the same period in 2022.

Net interest income decreased $1.8 million, or 8.7%, to $19.2 million for the six months ended June 30, 2023, compared to $21.0 million for the six months ended June 30, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.5% to 134.65% while our net interest margin decreased by 43 basis points to 3.09% when comparing the first six months of 2023 to the same period in 2022.

Interest Income. Interest income increased $3.2 million, or 27.3%, to $14.9 million for the three months ended June 30, 2023 from $11.7 million for the comparable 2022 period. Both interest and fees on loans and interest and  dividends on securities increased as the yields increased due to the rising interest rate environment. For the three months ended June 30, 2023, the average balance of loans increased $99.8 million, while the average balance of available for sale securities decreased $51.4 million when compared to the three months ended June 30, 2022. The average yield on loans increased 56 basis points, while the average yield on available for sale securities increased 68 basis points. The overall average yield of interest-earning assets increased by 85 basis points to 4.77% and the overall average balance of interest-earning assets increased $54.7 million, or 4.6%.

Interest income increased $6.8 million, or 30.1%, to $29.5 million for the six months ended June 30, 2023 from $22.7 million for the comparable 2022 period. Both interest and fees on loans and interest and dividends on securities increased as the yields increased due to the rising interest rate environment. For the six months ended June 30, 2023, the average balance of loans increased $121.3 million, while the average balance of available for sale securities decreased $58.5 million when compared to the six months ended June 30, 2022. The average yield on loans increased 61 basis points, while the average yield on available for sale securities increased 59 basis points. The overall average yield of interest-earning assets increased by 94 basis points to 4.76% and the overall average balance of interest-earning assets increased $51.3 million, or 4.3%.

Interest Expense. Interest expense increased $4.8 million, or 546.7%, from $872,000 for the quarter ended June 30, 2022, to $5.6 million for the quarter ended June 30, 2023. The average cost of interest-bearing liabilities increased 198 basis points to 2.40% for the quarter ended June 30, 2023, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit, while the average balance of total interest-bearing liabilities also increased $101.2  million, or 12.0%, to $943.0 million. Between the three months ended June 30, 2022 and 2023, the average cost of Federal Home Loan Bank advances increased by 298 basis points, while the average balance increased by $90.5 million. An increase of $149.7 million, or 108.1%, in the average balance of certificates of deposit was partially offset by a decrease of $139.5 million, or 20.7%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Interest expense increased $8.6 million, or 499.1%, from $1.7 million for the six months ended June 30, 2022, to $10.4 million for the six months ended June 30, 2023. The average cost of interest-bearing liabilities increased 183 basis points to 2.25% for the six months ended June 30, 2023, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit, while the average balance of total interest-bearing liabilities also increased $95.7 million, or 11.5%, to $929.7 million. Between the six months ended June 30, 2022 and 2023, the average cost of Federal Home Loan Bank advances increased by 280 basis points, while the average balance increased by $67.1 million. An increase of $121.7 million, or 84.3%, in the average balance of certificates of deposit was partially offset by a decrease of $93.5 million, or 14.2%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. The provision for credit losses on loans decreased by $798,000, from an expense of $346,000 for the quarter ended June 30, 2022 to a credit of $452,000 for the current quarter. The decrease to the provision for the three months ended June 30, 2023 was primarily attributable to a decrease in loan balances, primarily indirect automobile loans, and one specific loss totaling $710,000 on a commercial loan that was reserved for in the first quarter and written off in the second quarter.

We recorded a provision for credit losses of $562,000 for the six months ended June 30, 2023, which represented a $5,000 decrease from $567,000 for the prior year comparable period. The decrease to the provision for the six months ended June 30, 2023 was attributable to a decrease in loan balances partially offset by higher charge-offs, the impact of adopting the new CECL methodology, and one specific loss totaling $710,000 taken on a $975,000 commercial loan.

Net charge-offs increased $745,000 from net recoveries of $123,000 for the second quarter of 2022 to net charge-offs of $622,000 for the second quarter of 2023. The increase was primarily due to a $710,000 charge-off of one commercial loan in the second quarter of 2023. Year-to-date, net charge-offs increased $1.1 million from net recoveries of $43,000 for the first six months of 2022 to net charge-offs of $1.0 million for the first six months of 2023. The increase was primarily due to the aforementioned commercial loan charge-off and increased net charge-offs in indirect automobile loans of $354,000. The percentage of overdue account balances to total loans decreased to 1.76% as of June 30, 2023 from 2.29% as of December 31, 2022, while our non-performing assets increased $73,000, or 1.7%, to $4.5 million at June 30, 2023.

Non-Interest Income. Non-interest income totaled $1.4 million for the three months ended June 30, 2023, a decrease of $145,000, or 9.6%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans of $241,000 as activity decreased due to fewer originations in the increasing interest rate environment and a strategic decision to hold new production in our portfolio instead of selling these loans.  The decrease was also due to a decrease in investment advisory income of $129,000, primarily the result of a challenging investment market and economic conditions. These decreases were partially offset by an increase of $162,000 as the prior year period included a net realized loss on the sale of securities.

Year-to-date non-interest income totaled $2.7 million for the six months ended June 30, 2023, a decrease of $480,000, or 14.9%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to fewer originations in the increasing interest rate environment and a strategic decision to hold new production in our portfolio instead of selling these loans. Gain on sales of mortgage loans decreased $631,000, or 91.1%, compared to the prior year period as we sold $2.6 million of residential mortgage loans in the first half of 2023 as compared to $18.1 million in the first half of 2022. Investment advisory income decreased $160,000, or 22.8%, primarily the result of a challenging investment market and economic conditions. These decreases were partially offset by the prior year period net realized loss on the sale of securities of $162,000.

Non-Interest Expense. For the second quarter of 2023, non-interest expense totaled $9.3 million, a decrease of $196,000, or 2.1%, over the comparable 2022 period. The decrease was primarily due to a decrease in salaries and benefits of $565,000, or 10.2%, as the number of employees decreased. Occupancy expense decreased $112,000, or 9.3%, due to a branch closure at the end of 2022. Marketing fees also decreased by $58,000. These decreases were partially offset by the increase in other non-interest expense of $195,000, or 13.8%, as well as an increase in FDIC deposit insurance assessments of $160,000, or 82.5%.

For the first six months of 2023, non-interest expense totaled $18.5 million, a decrease of $98,000, or 0.5%, over the comparable 2022 period. The decrease was primarily due to a decrease in salaries and benefits of $844,000 as the number of employees decreased when the Company made the difficult decision to layoff approximately 5% of its workforce in the first quarter of 2023. Occupancy decreased $131,000 due to the closure of our Monroe branch at the end of 2022. Marketing fees also decreased by $71,000. These decreases were partially offset due to the growth in other non-interest expense of $549,000, or 20.4%, primarily due to a decrease in deferred loan costs and inflationary pressures on our service contracts as well as an increases in FDIC deposit insurance assessments of $260,000, or 69.1%, and an increase in professional fees of $71,000.

Income Taxes. Income taxes decreased by $120,000 for the three months ended June 30, 2023 as compared to the same three month period in 2022 as our income before income taxes decreased. Our effective tax rate for the three months ended June 30, 2023 was 21.42% compared to 20.09% for the three months ended June 30, 2022.

Income taxes decreased by $341,000 for the six months ended June 30, 2023 as compared to the same six month period in 2022 as our income before income taxes decreased. Our effective tax rate for the six months ended June 30, 2023 was 21.62% compared to 18.98% for the three months ended June 30, 2022.

Average Balance Sheets for the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$30,715	$398	5.20%	$28,580	$44	0.62%
Loans(1)	1,005,464	13,313	5.31%	905,692	10,727	4.75%
Available for sale securities	214,695	1,133	2.12%	266,079	953	1.44%
Other interest-earning assets	5,612	95	6.79%	1,452	15	4.14%
Total interest-earning assets	1,256,486	14,939	4.77%	1,201,803	11,739	3.92%
Non-interest-earning assets	90,152			82,833
Total assets	$1,346,638			$1,284,636
Liabilities and equity:
NOW accounts	$142,774	$49	0.14%	$162,178	$58	0.14%
Money market accounts	226,267	1,440	2.55%	319,661	398	0.50%
Savings accounts	164,774	149	0.36%	191,445	75	0.16%
Certificates of deposit	288,299	2,595	3.61%	138,566	205	0.59%
Total interest-bearing deposits	822,114	4,233	2.07%	811,850	736	0.36%
Escrow accounts	11,019	31	1.13%	10,642	30	1.13%
Federal Home Loan Bank advances	104,692	1,282	4.91%	14,148	68	1.93%
Subordinated debt	5,155	93	7.24%	5,155	38	2.96%
Other interest-bearing liabilities	120,866	1,406	4.67%	29,945	136	1.82%
Total interest-bearing liabilities	942,980	5,639	2.40%	841,795	872	0.42%
Non-interest-bearing deposits	266,296			304,643
Other non-interest-bearing liabilities	26,396			22,940
Total liabilities	1,235,672			1,169,378
Total stockholders’ equity	110,966			115,258
Total liabilities and stockholders’ equity	$1,346,638			$1,284,636
Net interest income		$9,300			$10,867
Interest rate spread			2.37%			3.50%
Net interest margin(2)			2.97%			3.63%
Average interest-earning assets to average interest-bearing liabilities			133.25%			142.77%
(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $21,000 and $412,000 for the three months ended June 30, 2023 and 2022, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Six Months Ended June 30,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$24,239	$587	4.88%	$38,904	$63	0.33%
Loans(1)	1,004,193	26,708	5.36%	882,878	20,808	4.75%
Available for sale securities	218,858	2,069	1.91%	277,383	1,813	1.32%
Other interest-earning assets	4,573	177	7.81%	1,433	29	4.08%
Total interest-earning assets	1,251,863	29,541	4.76%	1,200,598	22,713	3.82%
Non-interest-earning assets	88,857			80,460
Total assets	$1,340,720			$1,281,058
Liabilities and equity:
NOW accounts	$143,447	$99	0.14%	$160,349	$113	0.14%
Money market accounts	253,581	3,274	2.60%	311,194	763	0.49%
Savings accounts	169,546	306	0.36%	188,500	145	0.16%
Certificates of deposit	266,110	4,504	3.41%	144,417	440	0.61%
Total interest-bearing deposits	832,684	8,183	1.98%	804,460	1,461	0.37%
Escrow accounts	9,399	51	1.09%	9,004	50	1.12%
Federal Home Loan Bank advances	82,473	1,963	4.80%	15,392	153	2.00%
Subordinated debt	5,155	180	7.04%	5,155	68	2.66%
Other interest-bearing liabilities	97,027	2,194	4.56%	29,551	271	1.85%
Total interest-bearing liabilities	929,711	10,377	2.25%	834,011	1,732	0.42%
Non-interest-bearing deposits	275,043			304,984
Other non-interest-bearing liabilities	25,691			22,009
Total liabilities	1,230,445			1,161,004
Total stockholders’ equity	110,275			120,054
Total liabilities and stockholders’ equity	$1,340,720			$1,281,058
Net interest income		$19,164			$20,981
Interest rate spread			2.51%			3.40%
Net interest margin(2)			3.09%			3.52%
Average interest-earning assets to average interest-bearing liabilities			134.65%			143.95%
(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $36,000 and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2022			June 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$3	$351	$354	$(32)	$556	$524
Loans receivable	1,249	1,337	2,586	3,049	2,851	5,900
Available for sale securities	(209)	388	179	(437)	693	256
Other interest-earning assets	66	15	81	104	44	148
Total interest-earning assets	1,109	2,091	3,200	2,684	4,144	6,828
Interest expense:
Deposits	251	3,247	3,498	438	6,283	6,721
Escrow accounts	1	(1)	—	3	(1)	2
Federal Home Loan Bank advances	977	235	1,212	1,371	439	1,810
Subordinated debt	—	57	57	—	112	112
Total interest-bearing liabilities	1,229	3,538	4,767	1,812	6,833	8,645
Net increase in net interest income	$(120)	$(1,447)	$(1,567)	$872	$(2,689)	$(1,817)

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at June 30, 2023 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$129,269	$(43,250)	(25.1)%	10.74%	(18.4)%
300	139,406	(33,113)	(19.2)%	11.36%	(13.8)%
200	150,242	(22,277)	(12.9)%	11.99%	(9.0)%
100	161,342	(11,177)	(6.5)%	12.60%	(4.4)%
0	172,519	—	—%	13.17%	—%
(100)	175,834	3,315	1.9%	13.14%	(0.2)%
(200)	171,631	(888)	(0.5)%	12.56%	(4.7)%
(300)	156,602	(15,917)	(9.2)%	11.21%	(14.9)%
(400)	131,083	(41,436)	(24.0)%	9.18%	(30.3)%

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

We participate in the IntraFi Network, which allows us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At June 30, 2023, we had a total of $34.7  million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $4.4 million and $10.2 million for the six-month periods ended June 30, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $19.5 million for the six months ended June 30, 2023, while net cash used in investing activities was $62.1 million for the six months ended June 30, 2022, respectively, principally reflecting our investment security and loan activities in the respective periods. A large cash outlay of $74.5 million for an increase in loans was the primary contributor to the cash used in investing activities for the six months ended June 30, 2022. Cash outlays for the purchase of securities also decreased in the first six months of 2023, from $29.2 million for the six-month period ended June 30, 2022 to $0 for the period ended June 30, 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities which resulted in a net cash outflow $1.4 million in the six months ended June 30, 2023, as opposed to a net cash inflow of $19.7 million in the comparable 2022 period.

At June 30, 2023, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$53,948
Unencumbered securities	127,317
Amount available from the Paycheck Protection Plan Loan Facility	368
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
Other secured federal credit facilities	199,627
Total available sources of funds	$441,260

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $668,477 at June 30, 2023. Additional funds available under this line are not included in the table above as we do not consider it to be as  readily accessible as the funds above.

The following table summarizes our main contractual obligations and other commitments to make future payments as of June 30, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	June 30, 2022
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$106,450	$60,000	$46,450	$—
Operating lease agreements	7,673	762	2,856	4,055
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	290,149	273,402	16,747	—
Total contractual obligations	$409,427	$334,164	$66,053	$9,210

We also have commitments and obligations under our off-balance sheet financial instruments, post retirement plan and other benefit plans as described in Note 8 and Note 10 to the consolidated financial statements.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors applicable to the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock. The following table provides information regarding repurchases of the Company's common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	-	-	-	-
May 1 - 31, 2023	-	-	-	-
June 1 - 30, 2023	200,000	$6.90	200,000	47,506
Total	200,000	$6.90	200,000	47,506

There were no sales of unregistered securities of common stock during the six months ended June 30, 2023.

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

101.0

The following materials for the period ended June 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 10, 2023	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 10, 2023	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer