Form 10-Q
period 2023-09-30
Rhinebeck Bancorp, Inc.
filed 2023-11-09
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

Yes     ☐    No   ☒

As of November 1, 2023, there were 11,072,607 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$13,767	$13,294
Federal funds sold	12,507	14,569
Interest bearing depository accounts	486	3,521
Total cash and cash equivalents	26,760	31,384

Available for sale securities (at fair value)	194,252	223,659
Loans receivable (net of allowance for credit losses of $8,497 and $7,943, respectively)	1,003,766	994,368
Federal Home Loan Bank stock	4,697	3,258
Accrued interest receivable	3,463	4,255
Cash surrender value of life insurance	29,860	29,794
Deferred tax assets (net of valuation allowance of $555 and $450, respectively)	11,392	10,131
Premises and equipment, net	18,021	18,722
Goodwill	2,235	2,235
Intangible assets, net	267	334
Other assets	20,726	17,837
Total assets	$1,315,439	$1,335,977
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$276,881	$283,563
Interest bearing	805,419	846,370
Total deposits	1,082,300	1,129,933

Mortgagors’ escrow accounts	4,797	9,732
Advances from the Federal Home Loan Bank	87,683	57,723
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	28,832	25,302
Total liabilities	1,208,767	1,227,845

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,072,607 and 11,284,565 at September 30, 2023 and December 31, 2022, respectively)	111	113
Additional paid-in capital	45,976	47,075
Unearned common stock held by the employee stock ownership plan	(3,328)	(3,491)
Retained earnings	99,456	96,624
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(31,245)	(28,192)
Defined benefit pension plan, net of taxes	(4,298)	(3,997)
Total accumulated other comprehensive loss	(35,543)	(32,189)
Total stockholders’ equity	106,672	108,132
Total liabilities and stockholders’ equity	$1,315,439	$1,335,977

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$14,139	$11,404	$40,847	$32,212
Interest and dividends on securities	1,011	1,002	3,257	2,844
Other income	384	147	971	210
Total interest and dividend income	15,534	12,553	45,075	35,266
Interest Expense
Interest expense on deposits	4,588	1,262	12,822	2,773
Interest expense on borrowings	1,288	194	3,431	415
Total interest expense	5,876	1,456	16,253	3,188
Net interest income	9,658	11,097	28,822	32,078
Provision for credit losses	910	545	1,472	1,112
Net interest income after provision for credit losses	8,748	10,552	27,350	30,966
Non-interest Income
Service charges on deposit accounts	738	713	2,164	2,125
Net realized loss on sales and calls of securities	—	(8)	—	(170)
Net gain on sales of loans	30	147	92	840
Increase in cash surrender value of life insurance	170	163	494	481
Gain on disposal of premises and equipment	—	—	36	—
Gain on life insurance	218	—	218	—
Investment advisory income	321	229	864	932
Other	169	145	512	395
Total non-interest income	1,646	1,389	4,380	4,603
Non-interest Expense
Salaries and employee benefits	4,673	5,357	14,865	16,393
Occupancy	1,049	1,097	3,215	3,394
Data processing	501	479	1,479	1,421
Professional fees	490	419	1,472	1,292
Marketing	131	140	378	458
FDIC deposit insurance and other insurance	288	226	924	602
Amortization of intangible assets	22	24	67	75
Other	1,661	1,497	4,907	4,194
Total non-interest expense	8,815	9,239	27,307	27,829
Income before income taxes	1,579	2,702	4,423	7,740
Provision for income taxes	343	595	958	1,551
Net income	$1,236	$2,107	$3,465	$6,189

Earnings per common share:
Basic	$0.12	$0.19	$0.32	$0.57
Diluted	$0.11	$0.19	$0.32	$0.56

Weighted average shares outstanding, basic	10,710,607	10,844,240	10,804,699	10,826,862
Weighted average shares outstanding, diluted	10,760,118	10,996,309	10,891,730	10,999,745

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$1,236	$2,107	$3,465	$6,189
Other Comprehensive Loss
Unrealized holding losses arising during the period	(2,829)	(11,193)	(3,865)	(32,196)
Reclassification adjustment for gains or losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	8	—	170
Net unrealized losses on available for sale securities	(2,829)	(11,185)	(3,865)	(32,026)
Tax effect (a)	594	2,349	812	6,726
Unrealized losses on available for sale securities, net of tax	(2,235)	(8,836)	(3,053)	(25,300)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	288	53	(101)	(919)
Reclassification adjustment for amortization of net actuarial (gain) loss (b)	(93)	66	(280)	200
Total	195	119	(381)	(719)
Tax effect (c)	(41)	(25)	80	151
Defined benefit pension plan gains (losses), net of tax	154	94	(301)	(568)
Other comprehensive loss:	(2,081)	(8,742)	(3,354)	(25,868)
Total Comprehensive Loss	$(845)	$(6,635)	$111	$(19,679)
(a)

Includes $0 for both the three and nine months ended September 30, 2023 and $2 and $36 for the three and nine months ended September 30, 2022, respectively, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes ($20) and ($59) for both the three and nine months ended September 30, 2023, respectively and $14 and $42 for the three and nine months ended September 30, 2022, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	2,053	—	2,053
Other comprehensive loss	—	—	—	—	(10,939)	(10,939)
ESOP shares committed to be allocated	—	4	54	—	—	58
Share-based compensation expense	—	152	—	—	—	152
Balance at March 31, 2022	$113	$46,729	$(3,655)	$91,680	$(17,574)	$117,293

Net income	—	—	—	2,029	—	2,029
Other comprehensive income	—	—	—	—	(6,187)	(6,187)
ESOP shares committed to be allocated	—	(1)	54	—	—	53
Share-based compensation expense	—	153	—	—	—	153
Balance at June 30, 2022	$113	$46,881	$(3,601)	$93,709	$(23,761)	$113,341

Net income	—	—	—	2,107	—	2,107
Other comprehensive income	—	—	—	—	(8,742)	(8,742)
ESOP shares committed to be allocated	—	(3)	55	—	—	52
Share-based compensation expense	—	155	—	—	—	155
Restricted stock awards, net of taxes withheld	—	(111)	—	—	—	(111)
Balance at September 30, 2022	$113	$46,922	$(3,546)	$95,816	$(32,503)	$106,802

Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132
Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499

Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

Net income	—	—	—	1,431	—	1,431
Other comprehensive loss	—	—	—	—	(3,494)	(3,494)
ESOP shares committed to be allocated	—	(16)	55	—	—	39
Share-based compensation expense	—	150	—	—	—	150
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Balance at June 30, 2023	$111	$45,976	$(3,382)	$98,220	$(33,462)	$107,463

Net income	—	—	—	1,236	—	1,236
Other comprehensive loss	—	—	—	—	(2,081)	(2,081)
ESOP shares committed to be allocated	—	(17)	54	—	—	37
Share-based compensation expense	—	95	—	—	—	95
Restricted stock awards, net of taxes withheld	—	(78)	—	—	—	(78)
Balance at September 30, 2023	$111	$45,976	$(3,328)	$99,456	$(35,543)	$106,672

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$3,465	$6,189
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	214	181
Net realized loss on sales and calls of securities	—	170
Provision for credit losses	1,472	1,112
Loans originated for sale	(3,568)	(19,399)
Proceeds from sale of loans	3,800	24,097
Net gain on sale of loans	(92)	(840)
Amortization of intangible assets	67	75
Depreciation and amortization	1,075	1,167
Gain from disposal of premises and equipment	(36)	—
Deferred income tax benefit	(369)	(27)
Increase in cash surrender value of insurance	(494)	(481)
Gain on life insurance	(218)	—
Net decrease in accrued interest receivable	792	722
Expense of earned ESOP shares	125	163
Share-based compensation expense	395	460
Net increase in other assets	(2,889)	(3,122)
Net increase in accrued expenses and other liabilities	3,149	5,507
Net cash provided by operating activities	6,888	15,974
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	—	14,825
Proceeds from maturities and principal repayments of securities	25,328	34,276
Purchases of securities	—	(30,225)
Net purchases of FHLB Stock	(1,439)	(1,028)
Net increase in loans	(11,643)	(101,285)
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(338)	(842)
Net proceeds from life insurance	669	—
Net cash provided by (used in) investing activities	12,554	(84,302)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(134,129)	44,538
Net increase (decrease) in time deposits	86,496	(36,345)
Decrease in mortgagors' escrow accounts	(4,935)	(3,235)
Net (decrease) increase in short-term debt	(11,273)	20,773
Net increase (decrease) in long-term debt	41,233	(1,273)
Stock repurchase	(1,458)	(111)
Net cash (used in) provided by financing activities	(24,066)	24,347
Net decrease in cash and cash equivalents	(4,624)	(43,981)
Cash and Cash Equivalents
Beginning balance	31,384	72,091
Ending balance	$26,760	$28,110
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$16,064	$3,140
Income taxes	$1,106	$1,542

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2023.

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission. As of September 30, 2023 , the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the allowance for credit losses (“ACL”). See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

Adoption of New Accounting Standards in 2023

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity. It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available for sale, including a requirement that estimated credit losses on available for sale securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

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

	Change in Consolidated		Change to Retained Earnings
	Statement of Condition	Tax Effect	from Adoption of CECL
ACL (loans)	$580	$122	$458
ACL (unfunded credit commitments)	221	46	175

Total impact of CECL adoption	$801	$168	$633

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$30,099	$—	$(1,533)	$28,566
U.S. government agency mortgage-backed securities–residential	160,314	—	(33,092)	127,222
U.S. government agency securities	24,777	—	(2,247)	22,530
Municipal securities(1)	3,164	—	(365)	2,799
Corporate bonds	14,700	—	(2,261)	12,439
Other	748	—	(52)	696
Total	$233,802	$—	$(39,550)	$194,252

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,172	$—	$(2,315)	$37,857
U.S. government agency mortgage-backed securities–residential	173,926	—	(29,392)	144,534
U.S. government agency securities	24,785	—	(2,336)	22,449
Municipal securities(1)	5,117	—	(331)	4,786
Corporate bonds	14,700	—	(1,483)	13,217
Other	644	172	—	816
Total	$259,344	$172	$(35,857)	$223,659
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$28,566	$(1,533)	$28,566	$(1,533)
U.S. government agency mortgage-backed securities-residential	—	—	127,222	(33,092)	127,222	(33,092)
U.S. government agency securities	—	—	22,530	(2,247)	22,530	(2,247)
Municipal securities	487	(43)	2,197	(322)	2,684	(365)
Corporate bonds	1,250	(250)	11,189	(2,011)	12,439	(2,261)
Other	669	(52)	—	—	669	(52)
Total	$2,406	$(345)	$191,704	$(39,205)	$194,110	$(39,550)

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

At September 30, 2023, the Company had 234 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $39,550 with an aggregate depreciation of 16.93% from the Company’s amortized cost.

On January 1, 2023, the Company adopted ASU 2016-13 and implemented the CECL methodology for allowance for credit losses on its investment securities available-for-sale. The new CECL methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a CECL day 1 impact attributable to its investment securities portfolio and did not have an allowance for credit losses on its investment securities available for sale as of September 30, 2023.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2023.

Federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at September 30, 2023 and December 31, 2022, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$20,470	$19,949	$16,923	$16,512
After 1 but within 5 years	32,870	29,806	46,162	42,225
After 5 but within 10 years	19,400	16,579	21,689	19,572
After 10 years	—	—	—	—
Total Maturities	72,740	66,334	84,774	78,309
Mortgage-backed securities	160,314	127,222	173,926	144,534
Other	748	696	644	816
Total	$233,802	$194,252	$259,344	$223,659

At September 30, 2023 and December 31, 2022, available for sale securities with a carrying value of $13,151 and $15,407, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2023 and December 31, 2022, $79,074 and $958 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the nine months ended September 30, 2023, there were no sales of available for sale securities and no realized gains or losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

As of and prior to December 31, 2022, loans receivable was accounted for under the incurred loss model. As of January 1, 2023, portfolio loans are accounted for under the current expected credit loss model. Accordingly, some of the information presented is not comparable from period to period.

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2023	2022
Commercial real estate loans:
Construction	$28,231	$20,329
Non-residential	305,752	282,422
Multi-family	84,033	67,777
Residential real estate loans	70,019	53,720
Commercial and industrial loans(1)	87,421	87,982
Consumer loans:
Indirect automobile	406,585	457,223
Home equity	11,654	11,507
Other consumer	8,872	9,479
Total gross loans	1,002,567	990,439
Net deferred loan costs	9,696	11,872
Allowance for credit losses	(8,497)	(7,943)
Total net loans	$1,003,766	$994,368
(1)	Includes $321 and $537 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the unpaid principal balances of loans held for sale included in the residential real estate category above were $107 and $247, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2023
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$28,231	$—	$—	$—	$28,231	$—
Non-residential	299,723	—	3,768	2,261	305,752	2,261
Multifamily	83,673	—	360	—	84,033	—
Residential real estate	69,157	235	122	505	70,019	1,630
Commercial and industrial	86,997	188	78	158	87,421	158
Consumer:
Indirect automobile	395,521	8,772	1,771	521	406,585	567
Home equity	11,436	14	29	175	11,654	175
Other consumer	8,681	129	25	37	8,872	37
Total	$983,419	$9,338	$6,153	$3,657	$1,002,567	$4,828

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

All of our non-accrual loans are individually analyzed. The Company has one individually analyzed home equity loan of $98 that was accruing interest at September 30, 2023.

The following table presents the Company’s amortized cost basis of individually analyzed loans for which there is no  related ACL at September 30, 2023:

September 30, 2023
Commercial real estate:
Non-residential	$1,364
Residential real estate	1,629
Commercial and industrial	158
Consumer:
Indirect automobile	278
Home equity	273
Other consumer	35
Total	$3,737

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

The level of the ACL on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency levels, or terms, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable economic forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. In addition, various regulatory agencies periodically review the ACL on loans. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. The ACL on loans is an estimate, and ultimate losses may vary from management’s estimate.

The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. The policy generally requires loans to be placed on non-accrual when principal or interest is 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual, accrued interest is reversed against interest income. For the nine months ended September 30, 2023, $42 in accrued interest was reversed during the period for non-accrual loans. Total accrued interest receivable associated with loans totaled $2,925 and $3,723, at September 30, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

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

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2023 and December 31, 2022, the Company was servicing loans for participants aggregating $41,506 and $8,466, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $415 and $625 at September 30, 2023 and December 31, 2022, respectively, and are all individually analyzed.

As a result of the adoption of ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023, the Company had no reportable balances related to TDRs as of and for the nine months ended September 30, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $287,036 and $301,235 as of September 30, 2023 and December 31, 2022, respectively.  Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At September 30, 2023 and December 31, 2022, the maximum contingent liability associated with loans sold with recourse was $1,075 and $276, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights, included in other assets at September 30, 2023 and December 31, 2022, were $2,081 and $2,409, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the nine month period ended September 30, 2023 or the year ended December 31, 2022.

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2023 is summarized in the table below. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$2,294	$179	$454	$4,968	$108	$8,003
Provision for (reversal of) credit losses	517	13	13	341	(5)	879
Loans charged-off	—	—	—	(1,098)	—	(1,098)
Recoveries	—	$49	$69	$588	$7	713
Ending balance	$2,811	$241	$536	$4,799	$110	$8,497

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of CECL standard	(860)	54	(383)	1,710	59	580
Provision for (reversal of) credit losses	640	32	639	118	(35)	1,394
Loans charged-off	—	—	(710)	(2,584)	(25)	(3,319)
Recoveries	—	52	109	1,687	51	1,899
Ending balance	$2,811	$241	$536	$4,799	$110	$8,497
Ending balance:
Loans individually analyzed	$126	$—	$—	$87	$2	$215
Loans collectively analyzed	$2,685	$241	$536	$4,712	$108	$8,282
Loan receivables:
Ending balance	$418,016	$70,019	$87,421	$406,585	$20,526	$1,002,567
Ending balance:
Loans individually analyzed	$2,259	$1,629	$158	$573	$310	$4,929
Loans collectively analyzed	$415,757	$68,390	$87,263	$406,012	$20,216	$997,638

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2022 and December 31, 2022 is summarized in the tables below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2022
Allowance for loan losses:
Beginning balance	$3,440	$59	$859	$3,738	$73	$8,169
(Reversal of) provision for loan losses	(86)	26	344	238	23	545
Loans charged-off	—	—	(6)	(736)	(39)	(781)
Recoveries	117	1	—	430	11	559
Ending balance	$3,471	$86	$1,197	$3,670	$68	$8,492

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2022
Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
Provision for (reversal of) loan losses	37	(79)	477	593	84	1,112
Loans charged-off	—	(44)	(6)	(1,790)	(100)	(1,940)
Recoveries	117	155	1	1,451	37	1,761
Ending balance	$3,471	$86	$1,197	$3,670	$68	$8,492

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2022
Allowance for loan losses:
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$2	$109
Loans not deemed impaired	$3,031	$103	$881	$3,761	$58	$7,834
Loan receivables:
Ending balance	$370,528	$53,720	$87,982	$457,223	$20,986	$990,439
Ending balance:
Loans deemed impaired	$1,382	$1,794	$183	$797	$268	$4,424
Loans not deemed impaired	$369,146	$51,926	$87,799	$456,426	$20,718	$986,015

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities; see Note 9 to the consolidated financial statements. The provision is recorded within the provision for credit losses on the Company’s income statement.

The following table summarizes the provision for credit losses for the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for credit losses - loans	$879	$545	$1,394	$1,112
Provision for credit losses - unfunded commitments	31	—	78	—
Provision for credit losses	$910	$545	$1,472	$1,112

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

Credit Quality Indicators. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on all loans at origination and is updated on a quarterly basis for loans risk rated Watch, Special Mention, Substandard, or Doubtful.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered Pass rated loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs for the nine months ended September 30, 2023, and by fiscal year of origination as of September 30, 2023.

							Revolving
	Loans by Origination Year						Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$6,531	$-	$-	$-	$-	$-	$6,531
Watch	4,213	11,725	5,762	-	-	-	-	21,700
Total commercial construction	4,213	18,256	5,762	-	-	-	-	28,231

Commercial non-residential
Pass	$25,475	$43,949	$26,855	$16,876	$40,433	$47,220	$-	$200,808
Watch	16,669	9,402	8,526	13,024	8,515	38,255	-	94,391
Special mention	-	-	-	-	5,927	1,445	-	7,372
Substandard	-	-	-	-	480	2,701	-	3,181
Total commercial non-residential	42,144	53,351	35,381	29,900	55,355	89,621	-	305,752

Multifamily
Pass	$816	$18,854	$30,614	$2,120	$1,555	$4,396	$-	$58,355
Watch	1,000	6,785	7,007	-	1,284	9,602	-	25,678
Total multifamily	1,816	25,639	37,621	2,120	2,839	13,998	-	84,033

Residential
Performing	$19,934	$26,280	$2,172	$2,745	$2,638	$14,620	$-	$68,389
Non-performing	-	-	-	-	-	1,630	-	1,630
Total residential	19,934	26,280	2,172	2,745	2,638	16,250	-	70,019

Commercial and industrial
Pass	$9,577	$27,242	$11,561	$1,671	$1,160	$1,449	$11,171	$63,831
Watch	1,223	1,425	344	674	592	1,687	16,011	21,956
Special mention	224	-	326	7	39	28	-	624
Substandard	-	-	-	-	112	854	44	1,010
Total commercial and industrial	11,024	28,667	12,231	2,352	1,903	4,018	27,226	87,421
Current-period gross write-offs	-	-	710	-	-	-	-	710

Indirect automobile
Performing	$78,575	$174,314	$81,424	$39,927	$23,396	$8,382	$-	$406,018
Non-performing	54	155	199	40	114	5	-	567
Total indirect automobile	78,629	174,469	81,623	39,967	23,510	8,387	-	406,585
Current-period gross write-offs	92	1,083	716	324	259	110	-	2,584

Home equity
Performing	$-	$-	$-	$-	$34	$3,991	$7,454	$11,479
Non-performing	-	-	-	-	-	175	-	175
Total home equity	-	-	-	-	34	4,166	7,454	11,654

Other consumer
Performing	$2,697	$4,034	$1,032	$520	$170	$157	$225	$8,835
Non-performing	2	1	10	24	-	-	-	37
Total other consumer	2,699	4,035	1,042	544	170	157	225	8,872
Current-period gross write-offs	-	13	-	11	-	1	-	25

Total Loans
Pass/performing	$137,074	$301,204	$153,658	$63,859	$69,386	$80,215	$18,850	$824,246
Watch	23,105	29,337	21,639	13,698	10,391	49,544	16,011	163,725
Special mention	224	-	326	7	5,966	1,473	-	7,996
Substandard	-	-	-	-	592	3,555	44	4,191
Non-performing	56	156	209	64	114	1,810	-	2,409
Total Loans	$160,459	$330,697	$175,832	$77,628	$86,449	$136,597	$34,905	$1,002,567
Total Current-period gross write-offs	$92	$1,096	$1,426	$335	$259	$111	$-	$3,319

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

The Company evaluates goodwill annually in the fourth quarter of the fiscal year and has determined that no write-down was required for the year ended December 31, 2022.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2023	2022
Beginning balance	$334	$433
Amortization	(67)	(99)

Ending balance	$267	$334
Accumulated amortization and impairment	$1,010	$943

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $22 and $24 of amortization expense related to its intangible assets for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $67 and $75 of amortization expense related to its intangible assets for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2023	$21
2024	79
2025	60
2026	29
2027	21
Thereafter	57
Total	$267

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2023	2022
Non-interest bearing demand deposits	$276,881	$283,563
Interest bearing accounts:
NOW	138,200	156,285
Savings	154,129	176,916
Money market	210,212	296,787
Time certificates of deposit	302,878	216,382
Total interest bearing accounts	805,419	846,370
Total deposits	$1,082,300	$1,129,933

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2023 and December 31, 2022, total reciprocal deposits were $31,187 and $10,023. Included in time certificates of deposit at September 30, 2023 and December 31, 2022 were reciprocal deposits totaling $28,772 and $10,023, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $2,415 and $0 at September 30, 2023 and December 31, 2022, respectively.

Time deposits included brokered deposits of $12,000 and $34,041 at September 30, 2023 and December 31, 2022, respectively. Time certificates of deposit in denominations of $250 or greater were $80,369 and $38,897 as of September 30, 2023 and December 31, 2022, respectively.

Contractual maturities of time certificates of deposit at September 30, 2023 are summarized below:

September 30,
2023
Within 1 year	$292,161
1 – 2 years	6,822
2 – 3 years	1,866
3 – 4 years	521
4 – 5 years	1,508
Total	$302,878

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2023 and December 31, 2022, the Bank had access to a preapproved secured line of credit with the FHLB of $657,633 and $667,905, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2023 and December 31, 2022, the Bank had pledged assets of $208,911 and $195,455, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either September 30, 2023 or December 31, 2022. These borrowings would mature the following business day.

The outstanding principal amounts and the related terms and rates at September 30, 2023 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	$10,000	October 23, 2023	5.23%	$10,000	$—
Fixed short-term	10,000	December 21, 2023	5.24%	10,000	—
Fixed medium-term	20,000	March 21, 2024	5.18%	20,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	—	20,000
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$87,683	Weighted Average Rate	4.71%	$40,000	$47,683

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2023 or December 31, 2022.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month CME term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26% was 7.64% at September 30, 2023. The rate at December 31, 2022 was 6.69% and was based on the three month LIBOR plus 2.00%.  The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2023 or December 31, 2022.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either September 30, 2023 or December 31, 2022.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2023	2022
Projected and accumulated benefit obligation	$(17,342)	$(17,138)
Plan assets at fair value	16,501	16,906
Funded status included in accrued expenses and other liabilities	$(841)	$(232)

The net periodic pension cost and amounts recognized in other expense are as follows:

	Nine months ended September 30,
	2023	2022
Interest cost	$646	$476
Expected return on plan assets	(698)	(755)
Amortization of unrecognized loss	280	200
Net periodic cost (benefit)	$228	$(79)

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of September 30, 2023, the investment funds included six equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not make a contribution to the plan in the first nine months of 2023 or 2022.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,309	$—	$—	$11,309
Equity	5,192	—	—	5,192
Total assets at fair value	$16,501	$—	$—	$16,501

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,600	$—	$—	$11,600
Equity	5,306	—	—	5,306
Total assets at fair value	$16,906	$—	$—	$16,906

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $823 and $882 for the nine months ended September 30, 2023 and 2022, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2023 and December 31, 2022, total amounts due to participants of $3,055 and $2,761, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $155 and $172 for the nine months ended September 30, 2023 and 2022, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2023 and December 31, 2022, $1,908 and $1,649, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $259 and $565 for the nine months ended September 30, 2023 and 2022, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,619 and $1,580 at September 30, 2023 and December 31, 2022, respectively. The Company recognized expenses of $39 and $36 for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,045 and $2,031 at September 30, 2023 and December 31, 2022, respectively. The Company recognized expenses of $45 and $65 for the nine months ended September 30, 2023 and 2022, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2023). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2023 was $3,741. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	September 30,	December 31,
	2023	2022
Allocated	87,284	65,463
Committed to be allocated	16,362	21,821
Unallocated	332,779	349,141
Paid out to participants	(4,376)	(4,376)
Total shares	432,049	432,049

The fair value of unallocated shares was $2,253 at September 30, 2023.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2023 and 2022 was $126 and $163, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of September 30, 2023, there were 103,479 stock options and 49,778 restricted stock awards that remained available for future grants.

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

A summary of options under the 2020 EIP as of September 30, 2023 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	437,930	$6.62	7.66
Expired	(666)	6.57	-
Forfeited	(1,001)	6.57	-
Options outstanding at September 30, 2023	436,263	$6.62	6.90
Options exercisable at September 30, 2023	431,263	$6.60	6.89

At September 30, 2023, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $101. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2023.

As of September 30, 2023 , there was $2 of unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 0.15 years.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	56,266	$6.57
Vested	(55,598)	6.57
Forfeited	(668)	6.57
Non-vested restricted stock at September 30, 2023	-	$-

As of September 30, 2023, there were no unrecognized compensation costs related to the nonvested restricted stock awards granted under the 2020 EIP.

For the nine months ended September 30, 2023, share-based compensation of options and restricted stock under the plan totaled $395.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of September 30, 2023 , the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 10.5 years and 11.6 years as of September 30, 2023 and December 31, 2022, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company utilized a weighted average discount rate of 2.48% and 2.58% in determining the lease liability as of September 30, 2023 and December 31, 2022, respectively.

For the nine months ended September 30, 2023 and 2022, total operating lease costs were $537 and $597, respectively, and were included in occupancy and other expense. Deferred rent liability was $77 and $105 at September 30, 2023 and December 31, 2022, respectively. The right-of-use asset, included in other assets, was $6,456 and $6,896 and the corresponding lease liability, included in accrued expenses and other liabilities, was $6,456 and $6,896 as of September 30, 2023 and December 31, 2022, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023 were as follows:

Years ending December 31:
2023	$191
2024	764
2025	739
2026	720
2027	676
Thereafter	4,394
Total future minimum lease payments	7,484
Amounts representing interest	(1,028)
Present Value of Net Future Minimum Lease Payments	$6,456

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

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit, which include new loan commitments, undisbursed portions of construction loans and other lines of credit and loans sold with recourse. We are obligated under a recourse provision associated with certain first mortgage renovation loans sold in the secondary market to bear all costs when a default, including a foreclosure, occurs. These financial instruments involve, to varying degrees, elements of interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2023	2022
Commitments to extend credit summarized as follows:
Future loan commitments	$7,544	$3,815
Undisbursed construction loans	40,487	30,274
Undisbursed home equity lines of credit	10,674	9,561
Undisbursed commercial and other line of credit	63,782	77,719
Standby letters of credit	5,350	4,571
Loans sold with recourse	1,075	276
Total	$128,912	$126,216

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon an extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, deposits and securities.

Activity in the Company’s ACL for unfunded commitments for the three and nine months ended September 30, 2023 is summarized in the tables below and included in accrued expenses and other liabilities. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$200	$—	$61	$—	$7	$268
Provision for credit losses	26	—	4	—	1	31
Ending balance	$226	$—	$65	$—	$8	$299

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for credit losses	77	—	—	—	1	78
Ending balance	$226	$—	$65	$—	$8	$299

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $122 and $56 related to our swaps is recorded in other assets and other liabilities as of September 30, 2023 and December 31, 2022, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2023	2022
Notational amount	$60,948	$26,541
Fair value	$5,080	$3,578
Weighted average pay rates	5.03%	3.69%
Weighted average receive rates	7.37%	6.30%
Weighted average maturity (in years)	8.93	8.79

Number of Contracts	14	7

Not included in the table above are five contracted forward rate swaps with a notional value of $35,326 and a fair value of $2,598 with effective dates at various points in 2023 and 2024. These forward swaps have a fixed weighted average pay rate of 4.97% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023 and December 31, 2022, that the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as “well capitalized” under the regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity Tier 1, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since then which management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,261	12.47%	$92,543	8.00%	$115,679	10.00%
Tier 1 capital (to risk-weighted assets)	135,465	11.71%	69,407	6.00%	92,543	8.00%
Common equity tier one capital (to risk weighted assets)	135,465	11.71%	52,055	4.50%	75,191	6.50%
Tier 1 capital (to average assets)	135,465	9.93%	54,559	4.00%	68,199	5.00%

	December 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$139,257	12.25%	$90,980	8.00%	$113,725	10.00%
Tier 1 capital (to risk-weighted assets)	131,314	11.55%	68,235	6.00%	90,980	8.00%
Common equity tier one capital (to risk weighted assets)	131,314	11.55%	51,176	4.50%	73,921	6.50%
Tier 1 capital (to average assets)	131,314	9.75%	53,868	4.00%	67,335	5.00%

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

Loans

Loans receivable are carried at cost. For variable rate loans which reprice frequently, carrying values are a reasonable estimate of fair values adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent individually analyzed loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2023
Assets:
U.S. Treasury securities	$28,566	$28,566	$—	$—
U.S. government agency mortgage-backed securities-residential	127,222	—	127,222	—
U.S. government agency securities	22,530	—	22,530	—
Municipal securities	2,799	—	2,684	115
Corporate Bonds	12,439	—	12,439	—
Other	696	—	696	—
Total available for sale securities	194,252	28,566	165,571	115
Loan level interest rate swaps	7,678	—	7,678	—
Total assets	$201,930	$28,566	$173,249	$115
Liabilities:
Loan level interest rate swaps	$7,678	$—	$7,678	$—
Total liabilities	$7,678	$—	$7,678	$—

	December 31, 2022
Assets:
U.S. Treasury securities	$37,857	$37,857	$—	$—
U.S. government agency mortgage-backed securities – residential	144,534	—	144,534	—
U.S. government agency securities	22,449	—	22,449	—
Municipal securities	4,786	—	4,656	130
Corporate Bonds	13,217	—	13,217	—
Other	816	—	816	—
Total available for sale securities	223,659	37,857	185,672	130
Loan level interest rate swaps	4,548	—	4,548	—
Total assets	$228,207	$37,857	$190,220	$130
Liabilities:
Loan level interest rate swaps	$4,548	$—	$4,548	$—
Total liabilities	$4,548	$—	$4,548	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2023
Individually analyzed loans, with specific reserves	$977	$—	$—	$977
Total	$977	$—	$—	$977

	December 31, 2022
Impaired loans, with specific reserves	$319	$—	$—	$319
Total	$319	$—	$—	$319

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $1,192 and $428 with valuation allowances of $215 and $109 resulting in fair values of $977 and $319 at September 30, 2023 and December 31, 2022, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2023
Individually analyzed loans, with specific reserves	$977	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2022
Impaired loans	$319	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraised value.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	September 30,		December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$26,760	$26,760	$31,384	$31,384
Available for sale securities (Level 1)	28,566	28,566	37,857	37,857
Available for sale securities (Level 2)	165,571	165,571	185,672	185,672
Available for sale securities (Level 3)	115	115	130	130
Loan level interest rate swaps (Level 2)	7,678	7,678	4,548	4,548
FHLB stock (Level 2)	4,697	4,697	3,258	3,258
Loans, net (Level 3)	1,003,766	968,289	994,368	953,432
Accrued interest receivable (Level 2)	3,463	3,463	4,255	4,255
Mortgage servicing rights (Level 3)	2,081	4,786	2,409	5,211
Financial Liabilities:
Deposits (Level 2)	1,082,300	968,426	1,129,933	1,001,455
Mortgagors' escrow accounts (Level 2)	4,797	4,797	9,732	9,723
FHLB advances (Level 2)	87,683	86,128	57,723	57,739
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	7,678	7,678	4,548	4,548
Accrued interest payable (Level 2)	958	958	774	774

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at June 30, 2023	$(4,452)	$(29,010)	$(33,462)
Other comprehensive gain (loss) before reclassifications	227	(2,235)	(2,008)
Amounts reclassified from accumulated other comprehensive gain	(73)	—	(73)
Period change	154	(2,235)	(2,081)
Balance at September 30, 2023	$(4,298)	$(31,245)	$(35,543)

Balance at June 30, 2022	$(4,563)	$(19,198)	$(23,761)
Other comprehensive gain (loss) before reclassifications	42	(8,842)	(8,800)
Amounts reclassified from accumulated other comprehensive loss	52	6	58
Period change	94	(8,836)	(8,742)
Balance at September 30, 2022	$(4,469)	$(28,034)	$(32,503)

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2022	$(3,997)	$(28,192)	$(32,189)
Other comprehensive loss before reclassifications	(80)	(3,053)	(3,133)
Amounts reclassified from accumulated other comprehensive gain	(221)	—	(221)
Period change	(301)	(3,053)	(3,354)
Balance at September 30, 2023	$(4,298)	$(31,245)	$(35,543)

Balance at December 31, 2021	$(3,901)	$(2,734)	$(6,635)
Other comprehensive loss before reclassifications	(726)	(25,434)	(26,160)
Amounts reclassified from accumulated other comprehensive loss	158	134	292
Period change	(568)	(25,300)	(25,868)
Balance at September 30, 2022	$(4,469)	$(28,034)	$(32,503)

(1)   All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

13.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. For the three and nine months ended September 30, 2023, there were 15,000 options outstanding at an average weighted price of $7.90 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. There were no anti-dilutive options for the three or nine months ended September 30, 2022. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income applicable to common stock	$1,236	$2,107	$3,465	$6,189

Average number of common shares outstanding	11,046,118	11,201,567	11,145,659	11,189,643
Less: Average unearned ESOP shares	335,511	357,327	340,960	362,781
Average number of common shares outstanding used to calculate basic earnings per common share	10,710,607	10,844,240	10,804,699	10,826,862
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	30,770	49,534	34,791	57,603
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	18,741	102,535	52,240	115,280
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,760,118	10,996,309	10,891,730	10,999,745

Earnings per Common share:
Basic	$0.12	$0.19	$0.32	$0.57
Diluted	$0.11	$0.19	$0.32	$0.56

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
●	our ability to manage or reduce expenses;

●	changes in the determination of goodwill impairment;
•	competition among depository and other financial institutions;
•

inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, also known as the current expected credit loss (“CECL”) standard, which created material changes to the existing critical accounting policy that existed at December 31, 2022. Effective January 1, 2023, the accounting policy which was considered to be the most critical in preparing the Company’s consolidated financial statements is the determination of the allowance for credit losses (“ACL”) on loans.

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 and Note 9 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Terms of Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2023.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets were $1.315 billion at September 30, 2023 as compared to $1.336 billion at December 31, 2022, reflecting a decrease of $20.5 million, or 1.5%. Available for sale securities decreased $29.4 million, or 13.1%, and cash and cash equivalents decreased $4.6 million, or 14.7%. The decreases were partially offset by an increase in loans receivable of $9.4 million, an increase in Federal Home Loan Bank stock of $1.4 million and an increase in other assets of $2.9 million, or 16.2%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.6 million, or 14.7%, to $26.8 million at September 30, 2023 from $31.4 million at December 31, 2022, primarily due to a decrease in deposits held at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York as cash was used to fund deposit outflows and to support loan growth.

Investment Securities Available for Sale. Investment securities available for sale decreased $29.4 million, or 13.1%, to $194.3 million at September 30, 2023 from $223.7 million at December 31, 2022, primarily due to paydowns, calls and maturities of $25.5 million and an increase in the unrealized loss of $3.9 million. The paydowns on securities were primarily used to fund deposit outflows and to support loan growth.

Net Loans. Total net loans receivable were $1.004 billion at September 30, 2023, an increase of $9.4 million, or 0.9%, as compared to $994.4 million at December 31, 2022. Commercial real estate loans increased $47.5 million or 12.8% and residential real estate loans increased $16.3 million, or 30.3%, while indirect automobile loans decreased $50.6 million, or 11.1%. The increase in commercial real estate was primarily due to the closing of two large loans, secured by an auto dealership and a retail shopping center. The decrease in our indirect automobile portfolio was due to a strategic decision to reduce that loan portfolio as a percentage of our balance sheet. Non-accrual loans and non-performing assets increased $404,000, or 9.1%, to $4.8 million at September 30, 2023 from $4.4 million at December 31, 2022. The Company had no other real estate owned at the end of either period.

Federal Home Loan Bank Stock. FHLB stock increased $1.4 million, or 44.2%, to $4.7 million at September 30, 2023, primarily due to the required purchase of additional shares to support additional borrowing activity.

Total Liabilities. Total liabilities decreased $19.1 million, or 1.6%, to $1.209 billion at September 30, 2023 from $1.228 billion at December 31, 2022, primarily due to a decrease in deposits of $47.6 million, or 4.2%, and a decrease in mortgagors’ escrow accounts of $4.9 million, partially offset by an increase in advances from the FHLB of $30.0 million, or 51.9%, to offset deposit outflows.

Deposits. Deposits decreased $47.6 million, or 4.2%, to $1.082 billion at September 30, 2023 from $1.130 billion at December 31, 2022. Interest bearing accounts decreased $41.0 million, or 4.8%, to $805.4 million while non-interest bearing balances decreased $6.7 million, or 2.4%, finishing the first nine months of 2023 at $276.9 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts decreased $127.4 million, or 20.2%, which was partially offset by an increase in time deposits of $86.5 million, or 40.0%. The continued growth in time deposits was primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits.  Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023 and as competition for deposits increased.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $28.8 million and $2.4 million, respectively, at September 30, 2023. We had brokered deposits of $12.0 million and $34.0 million at September 30, 2023 and December 31, 2022, respectively.

Stockholders’ Equity. Stockholders' equity decreased $1.5 million, or 1.4%, to $106.7 million at September 30, 2023. The decrease was primarily due to a $3.4 million increase in accumulated other comprehensive loss primarily reflecting valuation changes in our available-for-sale securities portfolio due to current financial market conditions, the repurchase of 200,000 shares of the Company’s stock, totaling $1.4 million, and a reduction in retained earnings of $633,000 due to the adoption of the current expected credit loss standard on January 1, 2023. These decreases were partially offset by our net income for the first nine months of 2023 of $3.5 million. At September 30, 2023, the Company’s book value per share was $9.63 and the Company’s ratio of stockholders’ equity-to-total assets was 8.11%. At December 31, 2022, the Company’s book value per share was $9.58 and the Company’s ratio of stockholders’ equity-to-total assets was 8.09%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.3 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2023 and 2022

Net Income. Net income for the three months ended September 30, 2023 decreased $871,000, or 41.3%, to $1.2 million, or $0.11 per diluted share, compared to net income of $2.1 million, or $0.19 per diluted share, for the three months ended September 30, 2022. Interest and dividend income increased $3.0 million, or 23.7%, interest expense increased $4.4 million, or 303.6%, the provision for credit losses increased $365,000, non-interest income increased $257,000, or 18.5%, non-interest expense decreased $424,000, or 4.6%, and taxes decreased $252,000, or 42.4%, between comparable quarters.

Net income for the nine months ended September 30, 2023 decreased $2.7 million, or 44.0%, to $3.5 million, or $0.32 per diluted share, compared to net income of $6.2 million, or $0.56 per diluted share, for the nine months ended September 30, 2022. Interest and dividend income increased $9.8 million, or 27.8%, interest expense increased $13.1 million, or 409.8%, the provision for credit losses increased $360,000, or 32.4%, non-interest income decreased $223,000, or 4.8%, non-interest expense decreased $522,000, or 1.9%, and taxes decreased $593,000, or 38.2%, between comparable periods.

Net Interest Income. Net interest income decreased $1.4 million, or 13.0%, to $9.7 million for the three months ended September 30, 2023, compared to $11.1 million for the quarter ended September 30, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.8% to 132.95% while our net interest margin decreased by 52 basis points to 3.09% when comparing the third quarter of 2023 to the same quarter in 2022.

Net interest income decreased $3.3 million, or 10.2%, to $28.8 million for the nine months ended September 30, 2023, compared to $32.1 million for the nine months ended September 30, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.6% to 134.08% while our net interest margin decreased by 46 basis points to 3.09% when comparing the first nine months of 2023 to the same period in 2022.

Interest Income. Interest income increased $3.0 million, or 23.7%, to $15.5 million for the three months ended September 30, 2023 from $12.6 million for the comparable 2022 period primarily due to the rising interest rate environment and an increase in the average balance of loans. For the three months ended September 30, 2023, the average balance of loans increased $55.9 million, while the average balance of available for sale securities decreased $38.8 million when compared to the three months ended September 30, 2022. The average yield on loans increased 81 basis points, while the average yield on available for sale securities increased 14 basis points. The overall average yield of interest-earning assets increased by 88 basis points to 4.96% and the overall average balance of interest-earning assets increased $22.2 million, or 1.8%.

Interest income increased $9.8 million, or 27.8%, to $45.1 million for the nine months ended September 30, 2023 from $35.3 million for the comparable 2022 period primarily due to the rising interest rate environment and an increase in the average balance of loans. For the nine months ended September 30, 2023, the average balance of loans increased $99.3 million, while the average balance of available for sale securities decreased $51.9 million when compared to the nine months ended September 30, 2022. The average yield on loans increased 68 basis points and the average yield on interest bearing depository accounts increased 426 basis points, while the average yield on available for sale securities increased 45 basis points. The overall average yield of interest-earning assets increased by 92 basis points to 4.83% and the overall average balance of interest-earning assets increased $41.5 million, or 3.4%.

Interest Expense. Interest expense increased $4.4 million, or 303.6%, from $1.5 million for the quarter ended September 30, 2022, to $5.9 million for the quarter ended September 30, 2023. The average cost of interest-bearing liabilities increased 182 basis points to 2.50% for the quarter ended September 30, 2023, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit. The average balance of total interest-bearing liabilities also increased $78.9 million, or 9.2%, to $934.1 million. Between the three months ended September 30, 2022 and 2023, the average cost of Federal Home Loan Bank advances increased by 251 basis points and the average balance increased by $74.7 million. An increase of $166.4 million, or 134.0%, in the average balance of certificates of deposit was mostly offset by a decrease of $162.5 million, or 23.6%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Interest expense increased $13.1 million, or 409.8%, from $3.2 million for the nine months ended September 30, 2022, to $16.3 million for the nine months ended September 30, 2023. The average cost of interest-bearing liabilities increased 182 basis points to 2.33% for the nine months ended September 30, 2023, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit. The average balance of total interest-bearing liabilities also increased $90.0 million, or 10.7%, to $931.2 million. Between the nine months ended September 30, 2022 and 2023, the average cost of Federal Home Loan Bank advances increased by 267 basis points and the average balance increased by $69.6 million. An increase of $136.8 million, or 99.4%, in the average balance of certificates of deposit was mostly offset by a decrease of $116.7 million, or 17.4%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. The provision for credit losses on loans increased by $365,000, from $545,000 for the quarter ended September 30, 2022 to $910,000 for the current quarter. The increase to the provision for the three months ended September 30, 2023 was primarily attributable to an increase in loan balances and increased charge-offs.

We recorded a provision for credit losses of $1.5 million for the nine months ended September 30, 2023, which represented a $360,000 increase from $1.1 million for the prior year comparable period. The increase to the provision for the nine months ended September 30, 2023 was attributable to an increase in loan balances, higher charge-offs, the impact of adopting the new CECL methodology, and one specific loss totaling $710,000 taken on a $975,000 commercial loan.

Net charge-offs increased $163,000 from $222,000 for the third quarter of 2022 to $385,000 for the third quarter of 2023. Net charge-offs increased $1.2 million from $179,000 for the first nine months of 2022 to $1.4 million for the first nine months of 2023. Year-to-date, the increase was primarily due to a $710,000 charge-off of one commercial loan in the second quarter of 2023 and increased charge-offs in indirect automobile loans of $794,000. The percentage of overdue account balances to total loans decreased to 1.91% as of September 30, 2023 from 2.29% as of December 31, 2022, while non-performing assets increased $404,000, or 9.1%, to $4.8 million at September 30, 2023.

Non-Interest Income. Non-interest income totaled $1.6 million for the three months ended September 30, 2023, an increase of $257,000, or 18.5%, from the comparable period in the prior year, due primarily to a $218,000 gain on life insurance and an increase in investment advisory income.  The increase was partially offset by a decrease in the net gain on sales of mortgage loans of $117,000 as activity decreased due to fewer originations in the increasing interest rate environment and a strategic decision to hold new production in our portfolio instead of selling these loans. We sold $1.1 million of residential mortgage loans for the three months ended September 30, 2023 compared to $5.5 million of residential mortgage loans for the three months ended September 30, 2022.

Non-interest income totaled $4.4 million for the nine months ended September 30, 2023, a decrease of $223,000, or 4.8%, from the comparable period in 2022, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to fewer originations in the increasing interest rate environment and a strategic decision to hold new production in our portfolio instead of selling these loans. Gain on sales of mortgage loans decreased $748,000, or 89.0%, compared to the prior year period as we sold $3.7 million of residential mortgage loans in the first nine months of 2023 as compared to $23.3 million in the first nine months of 2022. Investment advisory income decreased $68,000, or 7.3%, primarily the result of a challenging investment market and economic conditions. These decreases were partially offset by a $218,000 gain on life insurance, the prior year period net realized loss on the sale of securities of $170,000 and a $118,000 increase in other income as the income from mortgage servicing rights increased.

Non-Interest Expense. For the third quarter of 2023, non-interest expense totaled $8.8 million, a decrease of $424,000, or 4.6%, from the comparable 2022 period. This decrease was primarily due to a decrease in salaries and benefits of $684,000, or 12.8%, as the number of employees decreased. Occupancy expense decreased $48,000, or 4.4%, due to a branch closure at the end of 2022. These decreases were partially offset by increased professional fees of $71,000 and an increase in other non-interest expenses of $164,000.

For the first nine months of 2023, non-interest expense totaled $27.3 million, a decrease of $522,000, or 1.9%, from the comparable 2022 period. The decrease was primarily due to a decrease in salaries and benefits of $1.5 million as the number of employees decreased when the Company made the difficult decision to layoff approximately 5% of its workforce in the first quarter of 2023, a decrease in occupancy expense of $179,000 due to the closure of our Monroe branch at the end of 2022 and a decrease in marketing fees of $80,000 due to decreased advertising. These decreases were partially offset by the growth in other non-interest expense of $713,000, or 17.0%, primarily due to a decrease in deferred loan commitments and inflationary pressures on our service contracts, an increase in FDIC deposit insurance assessments of $322,000, or 53.5%, and an increase in professional fees of $180,000.

Income Taxes. Income taxes decreased by $252,000 for the three months ended September 30, 2023 as compared to the same three month period in 2022 as our income before income taxes decreased. Our effective tax rate for the three months ended September 30, 2023 was 21.72% compared to 22.02% for the three months ended September 30, 2022.

Income taxes decreased by $593,000 for the nine months ended September 30, 2023 as compared to the same nine month period in 2022 as our income before income taxes decreased. Our effective tax rate for the nine months ended September 30, 2023 was 21.66% compared to 20.04% for the nine months ended September 30, 2022.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$28,282	$384	5.39%	$26,612	$147	2.19%
Loans(1)	1,004,420	14,139	5.58%	948,536	11,404	4.77%
Available for sale securities	203,769	889	1.73%	242,608	975	1.59%
Other interest-earning assets	5,386	122	8.99%	1,935	27	5.54%
Total interest-earning assets	1,241,857	15,534	4.96%	1,219,691	12,553	4.08%
Non-interest-earning assets	91,118			85,480
Total assets	$1,332,975			$1,305,171
Liabilities and equity:
NOW accounts	$139,318	$49	0.14%	$163,765	$59	0.14%
Money market accounts	227,116	1,552	2.71%	329,932	820	0.99%
Savings accounts	158,352	144	0.36%	193,597	134	0.27%
Certificates of deposit	290,634	2,804	3.83%	124,217	210	0.67%
Total interest-bearing deposits	815,420	4,549	2.21%	811,511	1,223	0.60%
Escrow accounts	13,946	39	1.11%	13,676	39	1.13%
Federal Home Loan Bank advances	99,541	1,189	4.74%	24,870	140	2.23%
Subordinated debt	5,155	99	7.62%	5,155	54	4.16%
Other interest-bearing liabilities	118,642	1,327	4.44%	43,701	233	2.12%
Total interest-bearing liabilities	934,062	5,876	2.50%	855,212	1,456	0.68%
Non-interest-bearing deposits	263,021			310,219
Other non-interest-bearing liabilities	27,565			25,018
Total liabilities	1,224,648			1,190,449
Total stockholders’ equity	108,327			114,722
Total liabilities and stockholders’ equity	$1,332,975			$1,305,171
Net interest income		$9,658			$11,097
Interest rate spread			2.46%			3.40%
Net interest margin(2)			3.09%			3.61%
Average interest-earning assets to average interest-bearing liabilities			132.95%			142.62%
(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $17,000 and $25,000 for the three months ended September 30, 2023 and 2022, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$25,601	$971	5.07%	$34,762	$210	0.81%
Loans(1)	1,004,270	40,847	5.44%	905,004	32,212	4.76%
Available for sale securities	213,773	2,958	1.85%	265,664	2,788	1.40%
Other interest-earning assets	4,847	299	8.25%	1,602	56	4.67%
Total interest-earning assets	1,248,491	45,075	4.83%	1,207,032	35,266	3.91%
Non-interest-earning assets	89,619			82,152
Total assets	$1,338,110			$1,289,184
Liabilities and equity:
NOW accounts	$142,056	$148	0.14%	$161,500	$172	0.14%
Money market accounts	244,662	4,826	2.64%	317,509	1,583	0.67%
Savings accounts	165,774	450	0.36%	190,218	279	0.20%
Certificates of deposit	274,375	7,308	3.56%	137,610	650	0.63%
Total interest-bearing deposits	826,867	12,732	2.06%	806,837	2,684	0.44%
Escrow accounts	10,931	90	1.10%	10,579	89	1.12%
Federal Home Loan Bank advances	88,225	3,152	4.78%	18,586	293	2.11%
Subordinated debt	5,155	279	7.24%	5,155	122	3.16%
Other interest-bearing liabilities	104,311	3,521	4.51%	34,320	504	1.96%
Total interest-bearing liabilities	931,178	16,253	2.33%	841,157	3,188	0.51%
Non-interest-bearing deposits	270,992			306,748
Other non-interest-bearing liabilities	26,322			23,023
Total liabilities	1,228,492			1,170,928
Total stockholders’ equity	109,618			118,256
Total liabilities and stockholders’ equity	$1,338,110			$1,289,184
Net interest income		$28,822			$32,078
Interest rate spread			2.50%			3.40%
Net interest margin(2)			3.09%			3.55%
Average interest-earning assets to average interest-bearing liabilities			134.08%			143.50%
(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $53,000 and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the period indicated (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the rate and volume columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The Company does not have any excludable out-of-period items or adjustments.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2022			September 30, 2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$10	$227	$237	$(70)	$831	$761
Loans receivable	701	2,034	2,735	3,752	4,883	8,635
Available for sale securities	(165)	79	(86)	(610)	781	171
Other interest-earning assets	70	25	95	176	66	242
Total interest-earning assets	616	2,365	2,981	3,248	6,561	9,809
Interest expense:
Deposits	213	3,113	3,326	674	9,374	10,048
Escrow accounts	1	(1)	—	3	(2)	1
Federal Home Loan Bank advances	761	288	1,049	2,137	722	2,859
Subordinated debt	—	45	45	—	157	157
Total interest-bearing liabilities	975	3,445	4,420	2,814	10,251	13,065
Net increase in net interest income	$(359)	$(1,080)	$(1,439)	$434	$(3,690)	$(3,256)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits and Federal Home Loan Bank advances. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors maintains a management-level Asset/Liability Management Committee (the “ALCO”), which takes primary responsibility for reviewing the Company’s asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports to the Board asset/liability management outcomes from various modeling scenarios. This committee also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2023 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$136,430	$(46,464)	(25.4)%	11.61%	(18.8)%
300	147,362	(35,532)	(19.4)%	12.29%	(14.0)%
200	158,621	(24,273)	(13.3)%	12.95%	(9.4)%
100	170,561	(12,333)	(6.7)%	13.63%	(4.6)%
0	182,894	—	—%	14.29%	—%
(100)	189,145	6,251	3.4%	14.46%	1.2%
(200)	188,944	6,050	3.3%	14.13%	(1.2)%
(300)	178,079	(4,815)	(2.6)%	13.03%	(8.9)%
(400)	155,442	(27,452)	(15.0)%	11.13%	(22.1)%

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

Our primary sources of liquidity are deposits, loan sales, amortization and prepayment of loans and mortgage-backed securities, maturities, sales and calls of investment securities and other short-term investments, earnings, funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and security sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

We participate in the IntraFi Network, which allows us to provide access to multi-million-dollar FDIC deposit insurance protection on deposits for customers, businesses and public entities. We can elect to sell or repurchase this funding as reciprocal deposits from other IntraFi Network banks depending on our funding needs. At September 30, 2023, we had $31.2 million of IntraFi Network deposits, all of which were repurchased as reciprocal deposits from the IntraFi Network.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $6.9 million and $16.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $12.6 million for the nine months ended September 30, 2023, while net cash used in investing activities was $84.3 million for the nine months ended September 30, 2022, respectively, principally reflecting our investment security and loan activities in the respective periods. A cash outlay of $101.3 million for an increase in loans was the primary contributor to the cash used in investing activities for the nine months ended September 30, 2022. Cash outlays for the purchase of securities also decreased in the first nine months of 2023, from $30.2 million for the nine-month period ended September 30, 2022 to $0 for the period ended September 30, 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow $24.1 million in the nine months ended September 30, 2023, as opposed to a net cash inflow of $24.3 million in the comparable 2022 period.

At September 30, 2023, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$26,760
Unencumbered securities	119,781
Amount available from the Paycheck Protection Plan Loan Facility	321
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	121,249
FRB secured line of credit	363,885
Total available sources of funds	$691,996

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $657,633 at September 30, 2023. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

The following table summarizes our main contractual obligations and other commitments to make future payments as of September 30, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	September 30, 2023
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$87,683	$40,000	$47,683	$—
Operating lease agreements	7,484	763	2,835	3,886
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	302,878	292,161	10,717	—
Total contractual obligations	$403,200	$332,924	$61,235	$9,041

We also have commitments and obligations under our off-balance sheet financial instruments, post-retirement plan and other benefit plans as described in Note 7 and Note 9 to the consolidated financial statements.

Impact of Inflation and Changing Prices

The financial statements and related notes of the Company have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial condition and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation - Management of Market Risk.”

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Participants in the Company’s equity incentive plans also may have awarded shares withheld to cover income taxes upon the vesting of restricted stock awards. Shares withheld to cover income taxes upon the vesting of restricted stock awards are retired pursuant to the terms of the applicable plan and not under a share repurchase program. Shares retired pursuant to these plans during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares	Average Price Paid per share
July 1 - 31, 2023	-	-
August 1 - 31, 2023	11,290	$6.92
September 1 - 31, 2023	-	-
Total	11,290	$6.92

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

101.0

The following materials for the period ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 9, 2023	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 9, 2023	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer