Form 10-K
period 2023-12-31
Rhinebeck Bancorp, Inc.
filed 2024-03-26
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023
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

As of March 1, 2024, there were 11,072,607 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at the end of the most recently completed second quarter was $24,809,797.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the Allowance for credit losses;
●	our ability to access cost-effective funding;
●	changes in liquidity, including the size and composition of our deposit portfolio and percentage of uninsured deposits;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments or reduce our volume of loan originations, the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;

ii

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation assessments and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	negative financial impact from unfavorable regulatory penalties and/or settlements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus (“COVID-19”) pandemic, that are worse than expected.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.”

iii

PART I

Item 1.      Business

Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, Inc., (the “Company”) a Maryland corporation, was incorporated in August 2018. On January 16, 2019, the Company became the holding company for Rhinebeck Bank (the “Bank”) when it completed the reorganization of the Company and the Bank into a two-tier mutual holding company form of organization. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”). The consolidated financial results contained herein reflect the consolidated accounts of the Company and the Bank.

At December 31, 2023, the Company had consolidated total assets of $1.31 billion, total deposits of $1.03 billion and stockholders’ equity of $113.7 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

The Company files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.Rhinebeckbank.com), on the “Investor Relations” page, without charge from Rhinebeck Bancorp, Inc.

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC, a New York-chartered non-stock corporation, is a mutual holding company that owns 57.31% of the outstanding common stock of Rhinebeck Bancorp, Inc.

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

We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and personal checking accounts and individual retirement accounts.  We also offer alternative delivery channels, including ATMs, online banking and bill pay, mobile banking with mobile deposit and bill pay, Automated Clearing House origination, remote deposit capture and telephone banking.

The Bank is subject to regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

Market Area

Our primary market area encompasses Albany, Dutchess, Orange, and Ulster Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices (and the representative offices noted below) are located in these four counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.

Based on published statistics, the U.S. unemployment rate was 3.7%, while the New York State unemployment rate was 4.5% as of December 31, 2023. The four counties in our primary market area each had a lower unemployment rate than New York State as a whole (Dutchess County, 3.6%, Orange County, 3.9%, Ulster County, 3.9% and Albany County, 3.6%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2023, the Hudson Valley’s private sector job growth increased by 0.8%. Based on published statistics, median household income for 2022 (the latest date for which information was available) was $94,578 in Dutchess County, $91,806 in Orange County, $77,197 in Ulster County and $78,829 in Albany County, compared to $75,149 in the U.S. and $81,386 in New York State as a whole. Based on published statistics, the July 2022 estimated population was 297,545 in Dutchess County, 405,941 in Orange County, 182,319 in Ulster County and 315,811 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2023 (the latest date for which information is available), we had 11.42% of the FDIC-insured deposit market share in Dutchess County, which was 3rd among the 15 institutions with offices in the county, 1.23% of the FDIC-insured deposit market share in Ulster County, which was 16th among the 19 institutions with offices in the county, and 0.92% of the FDIC-insured deposit market share in Orange County, which was 17th among the 23 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

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

We seek to meet this competition with convenient branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking businesses. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. We do not rely on any individual, group, or entity for a material portion of our deposits.

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2023, net loans represented 76.8% of our total assets. As of and prior to December 31, 2022, the allowance for loan losses was accounted for under the incurred loss model. Beginning January 1, 2023, the allowance for credit losses is accounted for under the current expected credit loss model. In accordance with the adoption of the current expected credit loss model, December 31, 2023 gross loan balances are reported at their amortized cost basis, to include net deferred origination fees and unearned income. Accordingly, some of the information presented may not be comparable from period to period.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$77,259	7.66%	$53,720	5.42%
Commercial Real Estate Loans:
Non-residential	324,493	32.17%	282,422	28.52%
Multi-family	83,376	8.27%	67,777	6.84%
Construction(3)	20,208	2.00%	20,329	2.05%
Total	428,077	42.44%	370,528	37.41%
Commercial Loans:(4)	88,927	8.82%	87,982	8.88%
Consumer Loans:
Indirect automobile	394,245	39.09%	457,223	46.17%
Home equity	11,990	1.19%	11,507	1.16%
Other consumer	8,095	0.80%	9,479	0.96%
Total	414,330	41.08%	478,209	48.29%
Total loans receivable, gross	1,008,593	100.00%	990,439	100.00%
Dealer Reserve(5)	8,382		11,872
Allowance for credit losses	(8,124)		(7,943)
Loans receivable, net	$1,008,851		$994,368
(1)	Includes residential construction loans totaling $1.8 million and $2.3 million at December 31, 2023 and 2022, respectively.
(2)	Includes loans held for sale totaling $908,000 and $247,000 at December 31, 2023 and 2022, respectively.
(3)	Represents the amounts distributed at the dates indicated.
(4)	Includes $272,000 and $537,000 in U.S. Small Business Administration (“SBA”) Paycheck Participation Program (“PPP”) loans at December 31, 2023 and 2022, respectively.
(5)	At December 31, 2022, dealer reserves totaled $11.1 million and other deferred origination fees totaled $763,000.

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

	At December 31, 2023
		Commercial Real Estate Loans				Consumer Loans
	Residential Real Estate	Construction	Non-Residential	Multifamily	Commercial	Indirect Automobile	Home Equity	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$486	$14,644	$11,009	$—	$26,876	$6,974	$36	$577	$60,602
More than one year through five years	823	5,564	16,000	401	37,856	290,651	218	6,977	358,490
More than five years through fifteen years	11,518	—	192,693	56,450	23,832	96,620	3,878	541	385,532
More than 15 years	64,432	—	104,791	26,525	363	—	7,858	—	203,969
Total	$77,259	$20,208	$324,493	$83,376	$88,927	$394,245	$11,990	$8,095	$1,008,593

The following table sets forth the mix of fixed- and adjustable-rate loans at December 31, 2023 that are due after December 31, 2024, based on their contractual terms to maturity.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Residential real estate loans	$57,877	$18,896	$76,773
Commercial real estate loans
Non-residential	16,965	296,519	313,484
Multi-family	1,123	82,253	83,376
Construction	—	5,564	5,564
Commercial loans	43,613	18,438	62,051
Consumer loans
Indirect automobile	387,271	—	387,271
Home equity	244	11,710	11,954
Other consumer	7,518	—	7,518
Total	$514,611	$433,380	$947,991

Indirect Automobile Loans.

We have provided indirect financing of automobile purchases since 1999. At December 31, 2023, indirect automobile loans totaled $394.2 million, or 39.1% of our total loan portfolio. While we still plan to originate indirect automobile loans, over the past year and for the foreseeable future we have slowed the growth of our indirect automobile portfolio by decreasing loan originations through increased pricing and more selective risk selections. We acquire our indirect automobile loans from 85 automobile dealerships located in the Hudson Valley region and 35 dealers located in the Albany area, under an arrangement where the dealer receives a flat fee for referring the loan to us, which is known as dealer participation or dealer reserve. As of December 31, 2023, 45.2% of the aggregate principal balance of our indirect automobile loan portfolio was for the purchase of new vehicles and 54.8%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2023 was five years and ten months.

Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected. Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to “force place” insurance coverage (supplemental insurance taken out by the Bank) if the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each borrower will maintain physical damage insurance for a financed vehicle during the entire term of an automobile loan. Vendors Single Interest Insurance, which is included on every automobile loan originated, protects the Bank against losses for physical damage to repossessed automobiles.

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

Each borrower’s credit score is the principal factor we use in determining the appropriate interest rate on a loan. Our underwriting procedures evaluate the credit information relative to the value of the vehicle to be financed. At times, our underwriters may also verify a borrower’s employment income and/or residency and, where appropriate, verify a borrower’s payment history directly with the borrower’s creditors. Based on these procedures, a credit decision is considered. We generally follow the same underwriting guidelines in originating direct (non-dealer) automobile loans.

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

At December 31, 2023, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $36.3 million, or 9.2% of our total indirect automobile loan portfolio. We typically will not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Non-Residential Commercial Real Estate Loans.

At December 31, 2023, non-residential commercial real estate loans were $324.5 million, or 32.2%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2023, $122.5 million of our commercial real estate portfolio was owner-occupied real estate and $202.0 million was secured by income producing, non-owner occupied real estate. At December 31, 2023, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside our market area based on an established relationship with a strong borrower. As of December 31, 2023, we had three loans located outside of the state of New York totaling $11.0 million.

We originate a variety of commercial real estate loans with terms and amortization periods generally up to 25 years, for large newly constructed commercial developments, including retail plazas and up to 20 years for almost all other commercial properties. The interest rate on commercial real estate loans is generally adjustable and based on a margin over an index, typically The Wall Street Journal Prime Rate or the FHLBNY Amortizing Advance Rate. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. The Bank selectively offers interest rate swaps for both commercial and multi-family real estate loans. See Note 12 to the Consolidated Financial Statements for additional information.

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

At December 31, 2023, our largest commercial real estate loan had an outstanding balance of $16.8 million and was secured by a shopping center located in Clifton Park, New York. At December 31, 2023, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2023, commercial business loans were $88.9 million, or 8.8% of our total loan portfolio. At December 31, 2023, commercial business loans included $272,000 of SBA PPP loans. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.0 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. At December 31, 2023, our leverage loans totaled $5.0 million, all of which were performing in accordance with their contractual terms.

At December 31, 2023, our largest commercial business loan had an outstanding balance of $6.3 million and was secured by all business assets. At December 31, 2023, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2023, one- to four-family residential real estate loans totaled $77.3 million, or 7.7% of our total loan portfolio, and consisted of $58.0 million of fixed-rate loans and $19.3 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case-by-case basis, preferably to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

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

Historically we have sold most of the fixed-rate residential mortgage loans that we originated to reduce our interest rate risk exposure and generate fee income. The majority of the mortgage loans that we originated were sold to Freddie Mac on a servicing rights retained basis. We also originated State of New York Mortgage Agency (“SONYMA”) loans, which were sold on a servicing released basis. Over the past few years, however, we have retained in our portfolio more high quality fixed-rate mortgages with terms up to 30 years as we believe the interest rates on the mortgages are more favorable relative to other market interest rate options. We sold $4.8 million and $23.8 million of fixed-rate residential mortgages during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we serviced $282.3 million of one- to four-family residential mortgage loans for others. We generated $725,000 and $744,000 in loan servicing fee income during the years ended December 31, 2023 and 2022, respectively.

We originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value, depending on the size of the loan. Our conforming mortgage loans may be for up to 97% of the appraised value of the property provided the borrower obtains private mortgage insurance. Additionally, mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Freddie Mac or Fannie Mae. We maintain wholesale broker relationships that give us a wider range of products to better serve our existing customers and to attract new customers for our mortgage loan products. These wholesale relationships provide us access to government-backed loan programs such as Federal Housing Administration and Department of Veterans Affairs financing.

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

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2023, residential construction loans totaled $1.8 million, or 2.4% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans.

At December 31, 2023, multi-family real estate loans totaled $83.4 million, or 8.3%, of our total loan portfolio. Our multi-family real estate loans are generally secured by multi-unit rental properties, consisting of five to 100 rental units, in our market area.

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

At December 31, 2023, our largest multi-family real estate loan had an outstanding balance of $14.5 million and was secured by an apartment complex located in Poughkeepsie, New York. At December 31, 2023, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2023, commercial construction and land development loans totaled $20.2 million, or 2.0% of our total loan portfolio. All of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $35.4 million at December 31, 2023.

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

At December 31, 2023, our largest construction and land development loan was a hotel construction project located in Saratoga Springs, New York, and had an available balance of $19.9 million and an outstanding balance of $4.4 million. At December 31, 2023, this loan was performing according to its original terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2023, $12.0 million of our consumer loans were home equity loans and lines of credit, and $7.0 million of our consumer loans were direct automobile loans.

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

Fixed-rate residential mortgages may be sold upon origination to limit our interest rate risk exposure and generate fee income. Mortgage loans are usually sold to Freddie Mac on a servicing rights retained basis; however, we may sell mortgages on a servicing released basis to free up capital, maximize profitability and protect us from interest rate risk.

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

Loans in excess of individual officers’ lending limits require approval of our Credit Committee, which is comprised of our President and Chief Executive Officer (“CEO”), Chief Credit Officer, Chief Lending Officer, Senior Vice President-Commercial Lending Team Leader, Vice President-Credit Administration, and other lending officers appointed from time to time. The Credit Committee can approve individual loans of up to prescribed limits, depending on the type of loan. Officers that sit on the Credit Committee must abstain from voting on loans they have originated.

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

Pursuant to our internal policies, our internal loans-to-one borrower limitation is set at 25% of Tier 1 capital (excluding the capital attributable to our $5.0 million of outstanding trust preferred securities), of which no more than 10% can be lent on an unsecured basis. This general standard is further restricted as follows:

●	Commercial or Multi-Family Real Estate Loans. We will not lend more than 25% of capital to any one borrower, and no more than 15% of capital to any one project or property. We may consider exceptions for loans of more than 15% of capital to any one project/property. In no event will we make a commercial or multi-family real estate loan in excess of 17.5% of capital to any one project or property.

●	Commercial Business Loans. We will not lend more than 15% of capital to any one borrower, with only 10% of capital lent on an unsecured basis under normal policy. Our Board of Directors may make exceptions to the 10% limit for unsecured credit for borrowers with strong credit profiles.

At December 31, 2023, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $34.0 million and $31.7 million, respectively. As of December 31, 2023, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2023, our largest lending relationship consisted of 44 loans aggregating $25.9 million, which consisted of $22.9 million secured by multiple commercial properties and $3.0 million secured by equipment, inventory and receivables. At December 31, 2023, each loan in this relationship was performing according to its original repayment terms.

Non-Performing Loans and Problem Assets

Performance of the loan portfolio is reviewed on a regular basis by Bank management. A number of factors regarding the borrower and loan, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

When a loan is classified as non-accrual, the accrual of interest on such a loan is discontinued. A loan is typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid accrued interest is fully reversed. Interest payments received on non-accrual loans are applied against principal.

Loans are usually restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-performing Loans.  At December 31, 2023, $4.2 million, or 0.4% of our total loans, were non-performing loans, which included $1.6 million of commercial real estate loans, $1.6 million of residential real estate loans, $631,000 of indirect automobile loans, $181,000 of commercial loans and $124,000 of other consumer loans.

Other Real Estate Owned.  Other real estate owned represents property acquired through foreclosure in partial or full satisfaction of loans. At December 31, 2023 the Company had $25,000 in other real estate owned. The Company had no other real estate owned at December 31, 2022.

Asset Quality.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$1,624	$1,794
Commercial real estate loans
Non-residential	1,621	1,382
Commercial loans	181	183
Consumer loans
Indirect automobile	631	797
Home equity	99	217
Other consumer	25	51
Total	$4,181	$4,424

Real estate owned	25	—

Total non-performing assets	$4,206	$4,424

Total non-performing loans to total loans	0.41%	0.45%
Total non-performing loans to total assets	0.32%	0.33%
Total non-performing assets to total assets	0.32%	0.33%

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

At December 31, 2023, the Company classified $6.3 million of loans as Substandard, of which $3.0 million were commercial real estate loans, $1.6 million were residential loans, $967,000 were commercial and industrial loans, $631,000 were indirect automobile loans, $99,000 were home equity loans and $25,000 were other consumer loans. At December 31, 2022, the Company classified $6.3 million of loans as Substandard, of which $3.0 million were commercial real estate loans, $1.5 million were residential loans, $477,000 were commercial and industrial loans, $1.1 million were indirect automobile loans, $217,000 were home equity loans and $51,000 were other consumer loans.

Allowance for Credit Losses

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023.

The allowance for credit losses is an estimate of current expected credit losses based on available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The Company's methodology to estimate the allowance for credit losses has two components: (i) a collective reserve for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve for loans that do not share common risk characteristics. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Company believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities. For more information on the allowance for credit losses methodology, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses.”

Although we believe that we have established the allowance at appropriate levels, future additions may be necessary if economic or other conditions in the future differ from the current environment. In addition, the FDIC and the NYDFS, as an integral part of their examination processes, periodically review our allowance for credit losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$7,943	$7,559
Adoption of CECL standard	580
Provision for loan losses	1,666	1,414
Charge-offs:
Residential real estate loans	—	(44)
Commercial loans	(836)	(456)
Consumer loans
Indirect automobile	(3,577)	(2,660)
Other consumer	(62)	(107)
Total charge-offs	(4,475)	(3,267)
Recoveries:
Residential real estate loans	52	156
Commercial loans	111	119
Consumer loans
Indirect automobile	2,182	1,907
Other consumer	65	55
Total recoveries	2,410	2,237
Net charge-offs	(2,065)	(1,030)
Allowance for credit losses at end of period	$8,124	$7,943
Allowance for credit losses to non-performing loans at end of period	194.31%	179.54%
Allowance for credit losses to total loans outstanding at end of period	0.81%	0.80%
Non-performing loans to total loans	0.41%	0.45%
Net charge-offs to average loans outstanding during period	(0.21)%	(0.11)%

During the year, our allowance for credit losses on loans increased $181,000, or 2.3%, primarily reflecting the adoption of CECL and an increase in our loan portfolio, offset by improved asset quality metrics.

The following table sets forth the ratios of net charge-offs to average loans by loan category.

	Year Ended December 31,
	2023	2022
Net recoveries (charge-offs) to average loans outstanding
Residential real estate loans	0.08%	0.28%
Commercial loans	(0.85)%	(0.38)%
Consumer loans
Indirect automobile	(0.32)%	(0.17)%
Other consumer	0.03%	(0.50)%

Net charge-offs for the year ended December 31, 2023 totaled $2.1 million, compared to $1.0 million for the year ended 2022. The decrease in recoveries of residential real estate was primarily impacted by one large recovery of $143,000 in 2022 The increase net charge-off of commercial loans in 2023 was primarily due to two large commercial loan charge-offs of $710 and $126 in 2023 and one large commercial loan charge-off of $449,000 in 2022. Net charge-offs for indirect automobiles totaled $1.4 million for the year ended December 31, 2023, compared to $753,000, for the year ended December 31, 2022. Other consumer loans had net recoveries of $3,000 for the year ended December 31, 2023 as compared to net charge-offs of $52,000 for the year ended December 31, 2022.

Allocation of Allowance for Credit Losses.  The following table sets forth the allowance for credit losses allocated by loan category, the allocation of the allowance for credit losses by loan segment and the percent of loan balances by category at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$346	4.26%	7.66%	$103	1.30%	5.42%
Commercial real estate loans
Non-residential	2,329	28.67	32.17	2,652	33.39	28.52
Multi-family	387	4.76	8.27	379	4.77	6.84
Construction	—	—	2.00	—	—	2.05
Commercial loans	606	7.46	8.82	881	11.09	8.88
Consumer loans
Indirect automobile	4,348	53.52	39.09	3,868	48.69	46.17
Home equity	49	0.60	1.19	18	0.23	1.16
Other consumer	59	0.73	0.80	42	0.53	0.96
Total allowance	$8,124	100.00%	100.00%	$7,943	100.00%	100.00%

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

Fair values for determining the value of collateral are estimated from various sources, such as real estate appraisals, financial statements and from any other reliable sources of available verifiable information. For loans individually evaluated, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other verifiable source of reliable information specific to the collateral.

This analysis is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2023, our investment portfolio had a fair value of $192.0 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

Our investment objectives are to maximize portfolio yield over the long term and manage our risk profile in a manner consistent with liquidity needs, pledging requirements, asset/liability strategies and safety and soundness concerns. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. Our Board of Directors has overall responsibility for the investment portfolio, including reviewing and evaluating our investment policy on an annual basis. The Investment Committee of the Board of Directors, consisting of three directors, meets at least three times annually to review our portfolio’s performance, quality and composition, and provides reports to the full Board of Directors at the next monthly meeting of the full board following the meeting of the Investment Committee. The Investment Committee also reviews and discusses policy changes prior to their presentation to the full board. Our management has the overall responsibility for implementing the investment policy and supervising our investment activities and performance. Management is also responsible for providing regular reports to the Investment Committee. The President and CEO is responsible for the overall supervision of the investment activity. The Chief Financial Officer is responsible for the implementation of the Bank’s investment policy and strategy. The Controller is responsible for the accounting and reporting requirements of the policy.

There are no limits on security purchases or sales executed for cash management or the liquidity needs of the Bank. Transactions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Investment Committee, which reports them to the Board.

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities that are available-for-sale or held for trading are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities we hold are classified as available-for-sale.

FHLB Securities.  In addition, we hold FHLB common stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB advance program. There is no market for the FHLB common stock.

The aggregate fair value of our FHLB common stock as of December 31, 2023 was $6.5 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2023 equal to what we were required to own to maintain our membership in the Federal Home Loan Bank System and was necessary to support the balance of our advances. We are required to purchase stock as our outstanding advances increase and sell stock as the size of borrowings decrease. Our stock position is reviewed and adjusted weekly by the FHLB.

Evaluation of Securities Portfolio.   The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2023.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Weighted average yields are calculated by dividing the income by amortized cost. No tax equivalent adjustments were made in calculating the weighted average yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$15,022	0.87%	$10,050	0.49%	$—	—%	$—	—%	$25,072	$24,006	0.72%
Mortgage-backed securities – residential	—	—%	2,622	2.52%	2,907	2.57%	150,994	1.54%	156,523	128,580	1.57%
U.S. government and agency obligations	—	—%	21,774	1.31%	3,000	3.29%	—	—%	24,774	23,158	1.55%
Municipal securities	427	2.06%	1,036	1.30%	1,700	2.37%	—	—%	3,163	2,903	1.98%
Corporate bonds	—	—%	—	—%	14,700	4.08%	—	—%	14,700	12,640	4.08%
Other	—	—%	763	36.35%	—	—%	—	—%	763	698	36.35%
Total	$15,449	0.90%	$36,245	1.90%	$22,307	3.65%	$150,994	1.54%	$224,995	$191,985	1.76%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, and may use brokered certificates of deposit, depending on market conditions, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows, loan prepayments and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. At December 31, 2023, our deposits totaled $1.031 billion. Brokered deposits are obtained when needed to build liquidity at favorable rates. We had no brokered deposits at December 31, 2023. Deposits from related parties held at the Bank totaled approximately $14.2 million at December 31, 2023.

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Non-interest-bearing demand accounts	$268,103	24.74%	-%	$304,488	27.39%	-%
Interest-bearing demand accounts	138,515	12.78%	0.14%	160,172	14.41%	0.14%
Money market accounts	232,666	21.46%	2.64%	315,231	28.36%	1.08%
Savings accounts	161,812	14.93%	0.36%	188,188	16.93%	0.24%
Certificates of deposit	282,838	26.09%	3.74%	143,449	12.91%	1.00%
Total	$1,083,934	100.00%	1.62%	$1,111,528	100.00%	0.50%

As of December 31, 2023 and 2022, approximately $295.6 million and $394.6 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

As of December 31, 2023, the aggregate amount of certificates of deposits in denominations greater than $250,000 was $100.1 million. In addition, as of December 31, 2023, the portion of certificates of deposit in excess of the FDIC insurance limit of $250,000 was $58.1 million. The following table sets forth the maturity of those certificates as of December 31, 2023.

Maturity Period	Amount

(In thousands)
Three months or less	$27,752
Over three through six months	13,138
Over six through twelve months	11,200
Over twelve months	5,973
Total	$58,063

At December 31, 2023, $291.2 million of our certificates of deposit will mature during 2023. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At December 31, 2023, we had the ability to borrow $656.5 million under our credit facilities with the FHLB.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month CME term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%. The interest rate on these securities at December 31, 2023 was 7.64%.

Rhinebeck Bank’s four wholly-owned subsidiaries were each dissolved during the year ended December 31, 2023 as follows:

●	Pleasant View Subdivision, LLC, a New York limited liability corporation, was formed in 2006 to acquire a branch and subsequently to hold real estate acquired through foreclosure. As of November 22, 2021, all of the assets held by Pleasant View Subdivision, LLC had been sold. The subsidiary was dissolved on June 13, 2023.
●	456 Broadway, LLC, a New York limited liability corporation, was formed in 2020 to acquire the Newburgh branch. The subsidiary was dissolved on June 13, 2023.
●	Dutchess Golf Club, LLC, a New York limited liability corporation, was formed in 2012 to hold a golf course that was acquired through foreclosure. As of June 30, 2018, all of the assets held by Dutchess Golf Club, LLC had been sold. The subsidiary was dissolved on June 13, 2023.
●	New Horizons Asset Management Group, LLC, was acquired in 2012. All of its business functions have been transferred to RAM. The subsidiary was dissolved on June 13, 2023.

Personnel and Human Capital Resources

Our success is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values – “ICARE,” which stands for “Integrity, Community, Accountability, Respect, and Empathy”. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include annual bonus opportunities, an Employee Stock Ownership Plan, a stock compensation plan, a matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, education reimbursement program, and employee assistance programs.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all of our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

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

Employee retention helps us operate efficiently and achieve our business objectives. We believe our commitment to demonstrating our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

As of December 31, 2023, we had 164 full-time employees and nine part-time employees. Approximately 45% of our employees are employed at our banking center and loan production offices, and another 55% are employed at our corporate headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2023, approximately 60% of our current workforce was female and 40% male. Our average tenure is seven years and ten months, up from the average tenure of six years and six months as of December 31, 2022.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, allowing remote work options, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2023) of each executive officer:

Michael J. Quinn is President and CEO of Rhinebeck Bank. He was appointed as CEO in 2004 and has been a member of the Board of Directors since 2001 when he was President and Chief Operating Officer. He began his career at Rhinebeck Bank in 1984 and has held various positions including Branch Manager, Treasurer, Senior Lending Officer and President and Chief Operating Officer before being named as President and CEO in 2004. Age 62.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 57.

Michael J. McDermott is the Chief Financial Officer (“CFO”) of Rhinebeck Bank, a position he has held since 2001. Prior to joining the Bank, Mr. McDermott held the position of CFO, as well as other senior executive positions, in several diverse industries including a large insurance brokerage, a healthcare software startup and two manufacturing companies. Mr. McDermott announced his retirement effective May 31, 2024. Age 71.

James T. McCardle III joined the Bank in 2001 and is currently the Chief Credit Officer (“CCO”) of Rhinebeck Bank, a position he was appointed to in 2018. Prior to being named CCO, Mr. McCardle was the Chief Lending Officer for seven years. He has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 58.

Philip Bronzi joined the Bank in 2012 as the Vice President of Lending. He became the Senior Vice President of Lending in 2018 and was named Chief Lending Officer in 2021.  His career expands over 20 years in commercial lending with various banks in the Hudson Valley.  Age 48.

Karen Morgan-D’Amelio, Esq. is the Chief Risk Officer and General Counsel for Rhinebeck Bank and a member of its executive leadership team. She was appointed to these positions in 2014. Prior to joining the Bank, Ms. Morgan-D’Amelio worked in both private practice and held managing attorney roles and leadership roles in financial institutions such as The Dime Savings Bank of NY, FSB, Washington Mutual and J.P. Morgan Chase, and was a Deputy County Attorney for Nassau County, New York. Age 53.

Francis X. Dwyer is the President of Rhinebeck Asset Management.  He has been with Rhinebeck Bank in this position since 2015.   His career expands over 35 years in the financial services industry. Prior to joining the Bank, he held other senior executive roles with various other financial institutions.  Age 62.

Timmian C. Massie joined Rhinebeck Bank in October 2020 as Chief Marketing/Public Affairs Officer. He previously served as Senior Vice President for Marketing, Public Affairs and Government Relations at Nuvance Health and its predecessor, Health Quest Systems, Inc. With more than 40 years' experience in communications, he brings a wealth of knowledge to his role. He previously served in senior positions in healthcare, utilities, government and higher education, where he was also an adjunct professor. Age 65.

Emerging Growth Company Status

As an emerging growth company, Rhinebeck Bancorp, Inc. may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-public companies. Rhinebeck Bancorp, Inc. takes advantage of the benefits of the extended transition periods allowed under the Jumpstart Our Business Startups Act.

Accordingly, Rhinebeck Bancorp, Inc.’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The Company expects to lose its emerging growth company status on December 31, 2024.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its deposit insurer. Rhinebeck Bank is a member of the FHLB of New York and its deposits are insured up to applicable limits by the FDIC. Rhinebeck Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classifying of assets and establishing an adequate Allowance for credit losses for regulatory purposes.

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

The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate Allowance for credit losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2023, Rhinebeck Bank exceeded all of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2023, Rhinebeck Bank was classified as a “well capitalized” institution.

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

Transactions with Affiliates

Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”), generally up to a maximum of $250,000 per separately insured depositor.

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

FDIC Improvement Act (“FDICIA”).  Under FDICIA, an institution with over $1 billion in assets is subject to more vigorous audit requirements. Part 363 of FDICIA requires an internal control over financial reporting integrated audit by independent auditors. The Company complied with all FDICIA requirements in 2022 and 2023.

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

Community Reinvestment Act.   Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

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

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates). The Company expects to lose its emerging growth company status on December 31, 2024.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry forward net operating losses indefinitely and are subject to a limitation of 80% of taxable income. See Note 8 to the Consolidated Financial Statements for additional information.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2023, no dividends had been paid by Rhinebeck Bank.

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

Substantially all of our loans are to businesses and individuals in the Hudson Valley region of New York. Recessionary conditions or adverse economic conditions in our local market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weaknesses in the global economy and global supply chain issues may adversely affect businesses operating in our market.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, the effects of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	we may increase our allowance for credit losses;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
●	collateral for loans may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose operations and real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, government regulations or policies and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2023, we had approximately $23.2 million and $128.6 million in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively, and $24.0 million in U.S. treasury securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, we may face increases in our future borrowing costs.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States hit a high in June of 2022 at 9.1% and has been substantially reduced to 3.4% as of December 31, 2023. The Federal Reserve increased the target federal funds rate, up 425 basis points in 2022 to combat inflation. As inflation increased, the value of our investment securities, particularly those with longer maturities, decreased. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Stockholders' equity, specifically accumulated other comprehensive income (loss), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity. On December 31, 2023, we recorded other comprehensive losses, net of tax, of $26.1 million related to net changes in unrealized holding losses in our available-for-sale investment securities portfolio.

Any substantial or unexpected change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in interest rates also may negatively impact our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which may ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

Risks Related to our Lending Activities

Our automobile lending exposes us to increased credit risks.

At December 31, 2023, $394.2 million, or 39.1% of our total loan portfolio and 30.0% of our total assets, consisted of indirect automobile loans, which represented loans originated through automobile dealers for the purchase of new or used automobiles. At that date, $7.0 million, or 6.9% of our total loan portfolio, consisted of automobile loans that we also originated directly. Automobile loans are inherently risky as they are secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We emphasize the originations of commercial real estate and commercial business loans. At December 31, 2023, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $517.0 million, or 51.3% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates and larger balances, they are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict, and possibly more likely. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. In addition, changes in consumer preferences about where they work, live, shop and eat can also impact commercial real estate, which could result in declines in occupancy and declines in property values. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our allowance for credit losses may not be sufficient to cover actual loan losses.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the lifetime expected losses on loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate, automobiles and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary.

The Company adopted the current expected credit loss model (“CECL”), effective January 1, 2023, which replaced the previous “incurred loss” model for measuring credit losses with an “expected life of loan loss” model referred to as the CECL model. The CECL methodology substantially changed how the Company calculates its allowance for credit losses, and the ongoing impact of the adoption is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. There can be no assurance that the Company’s allowance for credit losses will be adequate to cover actual losses. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2023, $304.8 million, or 30.2% of our total loan portfolio and 71.2% of our commercial real estate loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, FHLB advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits decreased $99.4 million, or 8.8%, to $1.031 billion at December 31, 2023 from $1.130 billion at December 31, 2022. The decrease in deposits has led the Bank to increase Federal Home Loan Bank advances in recent periods to fund loan growth and to maintain on-balance sheet liquidity. This has resulted in an increase from $57.7 million in FHLB advances at December 31, 2022 to $128.1 million at December 31, 2023 and a corresponding increase in borrowing expense to $5.1 million for the year ended December 31, 2023 as compared to $1.1 million for the year ended December 31, 2022.

Risk Related to our Business Strategy

Our long-term business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets decreased $22.8 million, or 1.7%, from $1.336 billion at December 31, 2022 to $1.313 billion at December 31, 2023, primarily due to decreases in cash and available for sale securities, partially offset by an increase in loans. We expect the balance sheet to decrease next year due to the rebalancing of our portfolio and then stabilize in 2025. We then expect to resume moderate growth in our total assets and deposits going forward, accompanied by relative increases in the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to execute our business plan, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Rhinebeck Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations.

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

The effects of climate change continue to create a significant level of concern for the state of the global environment. As a result of the increased political and social awareness surrounding the issue, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. While it is impossible to predict how climate change may directly impact our financial condition and operations, the physical effects of climate change may present certain risks to our customers. Unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact our ability to raise and invest capital in potentially impacted communities.

Risks Related to Privacy, Security and Technology

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which, among other things, requires privacy disclosures, and maintenance of a robust security program which are increasingly subject to change and that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. New laws or changes to existing laws may increase our costs of compliance, could reduce income from certain business initiatives and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in our cybersecurity risk management and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our virtual Chief Information Security Officer and Chief Executive Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

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

Our non-interest expenses totaled $36.4 million and $37.4 million for the years ended December 31, 2023 and 2022, respectively. Although we have decreased our expenses and have achieved certain efficiencies, our efficiency ratio, comparative to peers, remains high. Our efficiency ratio totaled 83.28% and 78.4% for the years ended December 31, 2023 and 2022, respectively. Failure to control or maintain our expenses may reduce future profits.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

The market value of our securities portfolio may fluctuate, potentially increasing accumulated other comprehensive loss or reducing earnings. At December 31, 2023, our other comprehensive losses, net of tax, of $26.1 million was related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

Declines in market value may result in impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity. Management evaluates securities for impairment related to credit losses on at least a quarterly basis. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.

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

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits, we may lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on interest rates paid on deposits and on the acceptance of brokered deposits. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

Other primary sources of funds consist of cash flows from operations and sales of investment securities and borrowings from the FHLB of New York and the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity is also affected by a decrease in the ability to sell mortgage portfolios as a result of our decision to retain more mortgage loans in the portfolio, higher market interest rates negatively impacting originations, a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The value of our goodwill may decline in the future.

As of December 31, 2023, we had $2.2 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

In preparing the periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our Allowance for credit losses, the determination of our deferred income taxes, our fair value measurements and our determination of goodwill impairment.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

Risks Relating to Ownership of Our Common Stock

We may not pay any dividends on our common stock.

The Company’s board of directors has the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC.”

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

Persons who have purchased stock will own a minority of the Company’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Rhinebeck Bancorp, MHC owns a majority of the Company’s common stock and, through its board of directors, are able to exercise voting control over most matters put to a vote of stockholders. Generally, the same directors and officers who manage Rhinebeck Bank also manage the Company and Rhinebeck Bancorp, MHC. Our board of directors and officers or Rhinebeck Bancorp, MHC may take action that the public stockholders believe to be contrary to their interests. The only matters that stockholders other than Rhinebeck Bancorp, MHC are able to exercise voting control currently include any proposal to implement stock-based benefit plans or a “second-step” conversion. In addition, Rhinebeck Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares.

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

Maryland law also contains anti-takeover provisions that apply to the Company. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined in the Act) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of a corporation in the election of directors. Control shares have limited voting rights.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

Risk Management and Strategy

Rhinebeck Bank recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. As a financial services company, cyber threats are ever present and growing, and the potential exists for a cybersecurity incident disrupting business operations and compromising sensitive data. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and the potential of cyber threats. Our objective for managing cybersecurity risk is to avoid or minimize the impact of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the Federal Financial Institutions Examination Council Cybersecurity Guidelines, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness.

Managing Material Risks & Integrated Overall Risk Management

Rhinebeck Bank has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our internal risk management team works closely with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including ongoing education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Rhinebeck Bank engages with a range of independent external data security professionals, including cybersecurity risk assessors, consultants, internal and external auditors, and insurance professionals to obtain a holistic view of our cybersecurity landscape. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultations on cybersecurity enhancements to proactively address new and evolving risks and strengthen our cyber security program.

Mitigating Third-Party Risk

Because we are aware of the risks associated with third-party service providers, Rhinebeck Bank implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with strict cybersecurity standards.

Risks from Cybersecurity Threats

We have not encountered any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing these risks because it recognizes the significance of these threats to our operational integrity, shareholder and customer confidence and reputation.

Board of Directors Oversight

The Board is responsible for the oversight of cybersecurity risk management and is composed of members with diverse expertise in risk management, technology, and finance, thereby equipping them to manage and prevent cybersecurity risks effectively.

Management’s Role in Managing Risk

The General Counsel and Chief Risk Officer (“CRO”), the SVP, Information Technology, the virtual Chief Information Security Officer (“vCISO”) employed by DeepSeas Security, a cyber defense services business that partners with customers to reduce cybersecurity risks and the related costs. The vCISO and the CEO each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide comprehensive briefings to both the Board and the Audit Committee at least once per year and more frequent as needed. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and issues identified from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to our regularly scheduled Board meetings, the General Counsel and CRO, the SVP, Information Technology, the vCISO and the CEO regularly communicate regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the Board, ensures the Board’s oversight is proactive and responsive. The Board of Directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Rhinebeck Bank. The Board of Directors closely reviews the annual vCISO report of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

The vCISO directly reports to the General Counsel and CRO. The vCISO, CRO and the SVP, Information Technology meet regularly to discuss both internal and external cybersecurity risks and incidents. The CRO and the SVP, Information Technology also regularly meet with the CEO to update him on any cybersecurity risks and incidents affecting us. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Rhinebeck Bank. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with our vCISO at DeepSeas Security. With over 20 years of global leadership and management experience in the field of cybersecurity, our vCISO brings a wealth of expertise to his role. His experience includes prior CISO leadership roles in the fintech sector, where he developed an expert level of understanding of the intersection between financial regulations and cloud-based technologies. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our vCISO oversees our governance programs, works with our technology-focused leaders and partners to align security and compliance, and has helped define our employee security awareness training program.

Monitoring Cybersecurity Incidents

The vCISO is informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The vCISO provides structure for clear processes to ensure the regular monitoring of our information systems.  At Rhinebeck Bank, this includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities.  In the event of a cybersecurity incident, our partnership with DeepSeas Security allows us to be equipped with a well-defined incident response plan that is adequately resourced.  This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

Item 2.     Properties

At December 31, 2023, we conducted business through our corporate office in Poughkeepsie and 14 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Middletown, Newburgh, Poughkeepsie (three branch offices), Red Hook, Wappingers Falls and Warwick, as well as two representative offices in Montgomery and Albany. We own seven and lease nine properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2023, the net book value of our land, buildings, furniture, fixtures and equipment was $17.6 million.

On November 16, 2023, the Bank entered into an agreement with Heritage Financial Credit Union, a New York State chartered credit union, to sell the Bank’s Beacon branch office in Wappingers Falls, New York, for $2.9 million subject to the receipt of applicable regulatory approvals and other customary closing conditions. The sale includes the land and building as well of all branch premises and equipment. All of the branch accounts have been redomiciled to the customer’s nearest branch and all employees will be placed in open positions. An impairment expense of $375,000 was taken on the property in December 2023. The closing date of the branch was February 23, 2024.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2023, the Company had 346 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC.”

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock. No shares were repurchased under the stock repurchase plan during the three months ended December 31, 2023.

There were no sales of unregistered securities during the quarter ended December 31, 2023.

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

Provision for Credit Losses. The allowance for credit losses is a valuation allowance for the estimated lifetime credit losses. The allowance for credit losses is increased through charges to the provision for credit losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for credit losses when realized.

Non-Interest Income. Our primary sources of non-interest income are service charges on deposit accounts, investment advisory income and net gains in the cash surrender value of bank owned life insurance and other income.

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

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

●	Maintain our indirect automobile loan portfolio while limiting growth. We originate automobile loans through a network of 120 automobile dealerships (85 in the Hudson Valley region and 35 in Albany, New York). In 2023, we slowed the growth of our indirect automobile loan portfolio by decreasing loan originations through increased pricing and limiting risk selections. Our indirect automobile loan portfolio totaled $394.2 million, or 39.1% of our total loan portfolio and 30.0% of total assets, at December 31, 2023 as compared to $457.2 million, or 46.2% of our total loan portfolio and 34.2% of total assets, at December 31, 2022. In addition, our direct automobile portfolio totaled $7.0 million at December 31, 2023. Current management’s risk appetite limits our total indirect automobile loan portfolio to 45% of total assets.
●	Focus on commercial real estate, multi-family real estate and commercial business lending. We believe that commercial real estate, multi-family real estate and commercial business lending offer opportunities to invest in our community, increase the overall yield earned on our loan portfolio and manage interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence. The purchase of loan pools may be considered in the event our organic loan production does not meet our expectations.
●	Increase core deposits, including demand deposits. Deposits are our primary source of funds for lending and investment. Our intention to expand our core deposits (which we define as all deposits except for certificates of deposit), was upended in 2023 with the rising interest rates as depositors sought higher rates causing our certificates of deposit to increase and our core deposits to decrease. Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023 in a perceived flight to safety; and as competition for deposits increased. Core deposits, which we define as all non time deposits, represented 69.1% of our total deposits at December 31, 2023 compared to 80.9% at December 31, 2022. We will focus on increasing our core deposits by increasing operating accounts related to commercial lending activities and enhancing our relationships with our retail customers through the introduction of new deposit products.
●	Continue expense control. Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as reducing our staffing levels, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $36.4 million and $37.4 million for the years ended December 31, 2023 and 2022, respectively.
●	Manage credit risk to maintain a low level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.32% at December 31, 2023, which decreased from 0.33% at December 31, 2022.
●	Grow the balance sheet. We expect the balance sheet to decrease next year through the rebalancing of our portfolio and then stabilize in 2025. We then intend to again focus on growing the balance sheet. While our focus on developing Orange County remains a strategic priority for the Bank, we decided to close the Monroe branch at year-end 2022. The branch location and sheer number of financial institutions in the market made it difficult to gain any meaningful traction. We believe that the remaining offices, and the Bank overall, will continue to benefit from a large customer base that prefers doing business with a local institution and may be reluctant to do business with larger institutions. By providing our customers with quality service, coupled with a home-town ambience, we expect to return to a period of strong organic growth.

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of current expected credit losses considering available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The loan portfolio also represents the largest asset type on the Company’s Consolidated Statements of Financial Condition.

The Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. The new accounting rule required the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Based on the Company’s portfolio balances and forecasted economic conditions as of December 31, 2022, the adoption of the CECL standard resulted in an increase in the reserves for loans of $580,000, and brought the allowance for credit losses on loans to $8.5 million at January 1, 2023, as compared to the Company’s December 31, 2022 reserve of $7.9 million.

Our methodology for estimating lifetime expected credit losses for our loan portfolios include the following key components:

a.	Segmentation of loans into pools that share common risk characteristics;
b.	An economic forecast based on the relation of losses with key economic variables for each portfolio segment;
c.	Reversion period to historical loss experience using a straight-line method;
d.	Inclusion of qualitative adjustments to consider factors that have not been accounted for, may be changing, or are, by evidence, expected to change;
e.	Discounted cash flow methodologies to measure credit impairment on each of our loan portfolio segments;
f.

Credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows; and

g.

The estimation methodologies for credit losses on unfunded lending-related commitments are similar to the process for estimating credit losses for loans, although with the addition of a probability of draw estimate that is applied to each loan portfolio segment.

The following table shows the impact of adoption on the allowance for credit losses on loans:

	As reported under ASU 2016-13 on January 1, 2023	As reported prior to ASU 2016-13 on December 31, 2022	Impact of adoption

	(In thousands)
Commercial real estate:
Construction	$—	$—	$—
Non-residential	$1,885	$2,652	$(767)
Multifamily	$286	$379	$(93)
Residential real estate	$157	$103	$54
Commercial and industrial	$498	$881	$(383)
Consumer:
Indirect automobile	$5,578	$3,868	$1,710
Home equity	$31	$18	$13
Other consumer	$88	$42	$46
Total	$8,523	$7,943	$580

The Company’s allowance for credit losses for loans totaled $8.1 million and $8.5 million as of December 31, 2023 and January 1, 2023, respectively. The $400,000 decrease in our allowance for credit losses for loans was primarily driven by a decrease in our collectively evaluated loans, partially offset by an increase in the allowance for credit losses on individually analyzed loans.

The quantitative component of our allowance for credit losses on collectively evaluated loans, which is largely based on a selection of various economic forecasts, decreased by $506,000 as of December 31, 2023, when compared to January 1, 2023. The decrease was primarily attributable to decreased loan balances of indirect automobile loans and an update to the Loss Driver Analysis that had a favorable impact on the Consumer Loan probability of default (“PD”) and loss given default (“LGD”) factors in the CECL model. The qualitative component of our allowance for credit losses (“ACL”), which is largely based on management’s judgment of qualitative loss factors, was relatively unchanged during the first half of 2023, but was adjusted in the second half to account for anticipated increases in delinquencies and net charge-offs. Automobile loans are experiencing increased delinquencies and net charge-offs are forecast to grow so moderate qualitative adjustments were made to account for those factors. Recently, prolonged inflation and higher interest rates are forecast to have an adverse effect on both consumers and businesses so qualitative adjustments were made to account for those negative factors.

The following table shows the change in collectively evaluated loans between January 1, 2023 and December 31, 2023:

	As reported under ASU 2016-13 on January 1, 2023	As reported under ASU 2016-13 on December 31, 2023	Increase/(Decrease)

	(In thousands)
Commercial real estate:
Construction	$—	$—	$—
Non-residential	$1,885	$2,313	$428
Multifamily	$286	$387	$101
Residential real estate	$157	$346	$189
Commercial and industrial	$496	$574	$78
Consumer:
Indirect automobile	$5,471	$4,182	$(1,289)
Home equity	$31	$48	$17
Other consumer	$88	$58	$(30)
Total	$8,414	$7,908	$(506)

The Company’s allowance for credit losses for collectively evaluated loans totaled $8.4 million as of January 1, 2023, which included nearly $5.5 million of allowance related to indirect automobile loans. Included in that allowance related to the indirect automobile loans was $386 thousand attributable to qualitative loss factors. In comparison, the Company’s allowance related to indirect automobile loans totaled $4.2 million as of December 31, 2023, a reduction of nearly $1.3 million from January 1, 2023. The allowance amount attributed to qualitative adjustments at year end for indirect automobile loans was $1.3 million, an increase of approximately $900,000 from January 1, 2023. As previously mentioned, actual as well as forecasted increases in delinquencies and net charge-offs for automobile loans drove management’s increase in qualitative loss factors.

Our allowance for credit losses for individually analyzed loans is determined on an individual basis using the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2023, the Company’s allowance for credit losses on individually analyzed loans increased $106,000 from January 1, 2023. This increase was primarily due to the increase of individually analyzed indirect automobile loans.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses. One of the most significant variables being portfolio growth, evaluated for the changing historical loss trends within the specific business segments. As of December 31, 2023, $150,000 of our allowance for credit losses reflected the specific risk relative to portfolio growth trends. Based on our model, if all segments of the portfolio grew by an additional 5% on a year-over-year basis, our allowance for credit losses as of December 31, 2023, would have increased by $394,000 to $8.5 million, holding all other variables constant. Conversely, if all segment balances of our loan portfolio had fallen by 5% during the year ended December 31, 2023, our allowance for credit losses would have decreased by $394,000 to $7.7 million, holding all other variables constant.

Another variable in our evaluation of the allowance for credit losses is the forecasted unemployment rate sourced from the FOMC Summary of Economic Projections for the Civilian Unemployment Rate, Median (Percent). A hypothetical increase of 250 basis points in the unemployment rate would have increased our allowance by $85,000, holding all other variables constant.

The above hypothetical sensitivity calculations reflect the sensitivity of the allowance but lacks other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

Goodwill and Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized as the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include customer lists and core deposit intangibles and are being amortized on a straight-line basis over their estimated lives. Goodwill is not amortized, but it is tested at least annually, or more frequently if indicators of impairment are present.

Management evaluated goodwill as of October 1, 2023, utilizing various methods including an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. A weighted average of the various methods was calculated to determine the estimated fair value of the reporting unit. The estimated fair value of the reporting unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumptions are reasonable, actual results may vary significantly and it is impossible to know the future impact of evolving economic conditions. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Company will record a charge to earnings, which could have a material adverse effect on net income, but not risk based capital ratios.

Income Taxes

We are subject to the income tax laws of the United States, New York State, and the municipalities in which we operate.  These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  See Note 8 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2023 and 2022.

	At December 31,
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,313,202	$1,335,977
Cash and cash equivalents	22,129	31,384
Securities available-for-sale	191,985	223,659
Loans receivable, net	1,008,851	994,368
Bank owned life insurance	30,031	29,794
Goodwill and other intangibles	2,481	2,569

Total liabilities	1,199,517	1,227,845
Deposits	1,030,503	1,129,933
Federal Home Loan Bank advances	128,064	57,723
Subordinated debt	5,155	5,155

Total stockholders’ equity	$113,685	$108,132

	For the Year Ended December 31,
	2023	2022

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$60,659	$48,592
Interest expense	22,694	6,756
Net interest income	37,965	41,836
Provision for credit losses	1,702	1,414
Net interest income after provision for credit losses	36,263	40,422
Non-interest income	5,780	5,896
Non-interest expense	36,429	37,422
Income before income tax expense	5,614	8,896
Income tax expense	1,219	1,899
Net income	$4,395	$6,997
Earnings per share (diluted)	$0.40	$0.64

	At or For the Year Ended December 31,
	2023	2022
Performance Ratios:
Return on average assets(1)	0.33%	0.54%
Return on average equity(2)	4.03%	6.06%
Interest rate spread(3)	2.44%	3.22%
Net interest margin(4)	3.06%	3.45%
Efficiency ratio(5)	83.28%	78.40%
Average interest-earning assets to average interest-bearing liabilities	133.80%	142.18%
Total gross loans to total assets	76.80%	74.14%
Equity to assets(6)	8.19%	8.91%

Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	10.10%	9.75%
Tier I capital (to risk-weighted assets)	11.96%	11.55%
Total capital (to risk-weighted assets)	12.70%	12.25%
Common equity Tier 1 capital (to risk-weighted assets)	11.96%	11.55%

Asset Quality Ratios:
Allowance for credit losses as a percent of total loans	0.81%	0.80%
Allowance for credit losses as a percent of non-performing loans	194.31%	179.54%
Net charge-offs to average outstanding loans	(0.21)%	(0.11)%
Non-performing loans as a percent of total loans	0.41%	0.45%
Non-performing assets as a percent of total assets	0.32%	0.33%

Other Data:
Book value per common share	$ 10.27	$ 9.58
Tangible book value per common share(8)	$ 10.04	$ 9.35
Number of offices	16	17
Number of full-time equivalent employees	171	190
(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.
(8)	Represents a non-Generally Accepted Accounting Principles (“GAAP”) financial measure, see table below for a reconciliation of the non-GAAP financial measures.

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

	December 31,
(In thousands, except per share amounts)	2023	2022
Book value per common share reconciliation
Total shareholders' equity (book value) (GAAP)	$113,685	$108,132
Total shares outstanding	11,073	11,285
Book value per common share	$10.27	$9.58
Total common equity
Total shareholders' equity (book value) (GAAP)	$113,685	$108,132
Goodwill	(2,235)	(2,235)
Intangible assets, net	(246)	(334)
Tangible common equity (non-GAAP)	$111,204	$105,563
Tangible book value per common share
Tangible common equity (non-GAAP)	$111,204	$105,563
Total shares outstanding	11,073	11,285
Tangible book value per common share (non-GAAP)	$10.04	$9.35

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets.  Total assets were $1.313 billion at December 31, 2023, representing a decrease of $22.8 million, or 1.7%, compared to $1.336 billion at December 31, 2022. The decrease was primarily due to a decrease in available for sale securities of $31.7 million, or 14.2%, a decrease in cash and cash equivalents of $9.3 million, or 29.5%, and a decrease in premises and equipment of $1.2 million, or 6.2%, partially offset by an increase in net loans receivable of $14.5 million, or 1.5%, and an increase in Federal Home Loan Bank stock of $3.3 million, or 99.9%.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $9.3 million, or 29.5%, to $22.1 million at December 31, 2023 from $31.4 million at December 31, 2022, primarily due to a decrease in deposits held at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York, as cash was used to help cover deposit outflows.

Investment Securities Available for Sale.  Investment securities available for sale decreased $31.7 million, or 14.2%, to $192.0 million at December 31, 2023 from $223.7 million at December 31, 2022. The decrease was primarily due to $34.1 million of paydowns and maturities, the proceeds of which were used to help offset deposit outflows. The decrease was partially offset by a decrease in unrealized loss on available for sale securities of $2.7 million.

Net Loans.  Net loans receivable were $1.009 billion at December 31, 2023, an increase of $14.5 million, or 1.5%, as compared to $994.4 million at December 31, 2022. The increase was primarily due to increases of $57.5 million, or 15.5%, in commercial real estate loans and $23.5 million, or 43.8%, in residential real estate loans, while indirect automobile loans decreased $63.0 million, or 13.8%. The increase in commercial real estate loans was primarily due to the closing of three large loans totaling $28.7 million, secured by an auto dealership, a retail shopping center and a self-storage facility. The increase in residential real estate loans reflected the strategic decision to hold new production in our portfolio instead of selling these loans. The decrease in our indirect automobile portfolio was also due to a strategic decision to decrease that loan portfolio as a percentage of our balance sheet.

Allowance for Credit Losses. During the year, the allowance for credit losses increased $181,000, or 2.3%, reflecting an increase of expected losses in our loan portfolio. Non-accrual loans decreased $243,000, or 5.5%, to $4.2 million at December 31, 2023 from $4.4 million at December 31, 2022. Non-performing assets decreased $218,000, or 4.9%. Non-performing assets included $25,000 in other real estate owned as of December 31, 2023. The Company had no other real estate owned as of December 31, 2022. Past due loans decreased $3.5 million, or 15.6%, between December 31, 2022 and December 31, 2023, finishing at $19.2 million, or 1.90%, of total loans, down from $22.7 million, or 2.29%, of total loans at year-end 2022. Our allowance for credit losses was 0.81% of total loans and 194.31% of non-performing loans at December 31, 2023 as compared to 0.80% of total loans and 179.54% of non-performing loans at December 31, 2022.

Federal Home Loan Bank Stock. FHLB stock increased $3.3 million, or 99.9%, to $6.5 million at December 31, 2023, from $3.3 million at December 31, 2022, primarily due to the required purchase of additional shares to support additional borrowing activity.

Premises and Equipment. Premises and equipment decreased $1.2 million, or 6.2%, as overall purchases decreased substantially year-over-year as the Company significantly invested in on-line banking software in 2022. The Company also entered into an agreement for the property sale of our Beacon branch in Wappingers Falls, NY, resulting in an impairment charge of $375,000.

Total Liabilities.  Total liabilities decreased $28.3 million, or 2.3%, to $1.200 billion at December 31, 2023 from $1.228 billion at December 31, 2022 due to a decrease in deposits of $99.4 million, or 8.8%, partially offset by an increase in advances from the FHLB of $70.3 million, or 121.9%, to help offset deposit outflows.

Deposits.  Deposits decreased $99.4 million, or 8.8%, to $1.031 billion at December 31, 2023 from $1.130 billion at December 31, 2022. Interest bearing accounts decreased $65.7 million, or 7.8%, to $780.7 million while non-interest bearing balances decreased $33.8 million, or 11.9%, finishing the year at $249.8 million. Of the interest bearing accounts, transaction accounts including NOW, savings and money market accounts decreased $167.3 million, or 26.6%, which was partially offset by an increase in time deposits of $101.7 million, or 47.0%. The continued growth in time deposits was primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits. Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023 and as subsequent competition for deposits increased.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $23.4 million and $16.7 million, respectively, at December 31, 2023. At December 31, 2022, we had reciprocal deposits obtained through CDARS of $10.0 million. We had no brokered deposits at December 31, 2023 and $34.0 million in brokered deposits at December 31, 2022.

Borrowed Funds.  Advances from the FHLB increased $70.3 million, or 121.9%, from $57.7 million at December 31, 2022 to $128.1 million at December 31, 2023 to offset decreased deposits.

Stockholders’ Equity. Stockholders' equity increased $5.6 million, or 5.1%, to $113.7 million at December 31, 2023. The increase was primarily due to net income of $4.4 million and a $2.7 million decrease in accumulated other comprehensive loss primarily reflecting valuation improvements in our available-for-sale securities portfolio and the defined benefit pension plan due to current financial market conditions. The increase was partially offset by the repurchase of 200,000 shares of the Company’s stock, totaling $1.4 million, and a reduction in retained earnings of $633,000 due to the adoption of the current expected credit loss standard on January 1, 2023. At December 31, 2023, the Company’s book value per share was $10.27 and the Company’s ratio of stockholders’ equity-to-total assets was 8.7%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.3 million and $3.5 million at December 31, 2023 and 2022, respectively.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Income.  Net income for the year ended December 31, 2023 was $4.4 million ($0.41 per basic and $0.40 per diluted share), compared with $7.0 million ($0.65 per basic and $0.64 per diluted share) for the year ended December 31, 2022, a decrease of $2.6 million, or 37.2%. The decrease in net income for the year ended December 31, 2023 was primarily due to a decrease in net interest income, an increase in the provision for credit losses and a decrease in non-interest income, partially offset by a decrease in operating expenses. Interest and dividend income increased $12.1 million, or 24.8%, interest expense increased $15.9 million, or 235.9%, and the provision for credit losses increased $288,000, or 20.4%. Non-interest income decreased $116,000, or 2.0%, while non-interest expenses decreased $993,000, or 2.7%, as compared to 2022. Taxes decreased $680,000 or 35.8% on lower net income.

Net Interest Income.  Net interest income decreased $3.9 million, or 9.3%, to $38.0 million for the year ended December 31, 2023, as compared to $41.8 million for the year ended December 31, 2022. The decrease was primarily driven by higher costs on higher interest-bearing liability balances, which were partially offset by higher yields on higher interest-earning asset balances. The net interest margin was 3.06% for the year ended December 31, 2023 and 3.45% for the year ended December 31, 2022. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 5.9% to 133.80%.  The costs of interest bearing liabilities increased 165 basis points to 2.44% in 2023 from 0.79% in 2022 driven by increases in general market rates, competitive forces and a greater percentage of higher-yielding certificates of deposits and FHLB advances. The yield on interest earning assets increased 87 basis points to 4.88% in 2023 from 4.01% in 2022, primarily due to the rising interest rate environment in 2023.

Interest Income.  Interest income increased $12.1 million, or 24.8%, to $60.7 million for 2023 from $48.6 million for 2022. The increase resulted primarily from increased yields and higher average earning asset balances. The average yield on interest-bearing depository accounts increased to 5.19% for 2023 from 1.11% for 2022. The average yield on loans increased to 5.47% for 2023 from 4.80% in 2022. The average yields on investment securities increased to 1.91% for 2023 from 1.46% for 2022. Average interest earning assets increased $30.7 million from $1.212 billion for the year ended December 31, 2022 to $1.242 billion for the year ended December 31, 2023. The increase in average interest earning assets during 2023 compared to 2022 included increases of $81.9 million in average loan balances and $3.2 million in other interest earning assets partially offset by decreases of $47.7 million in available for sale securities and $6.8 million in average interest bearing depository accounts.

Interest Expense.  Interest expense increased $15.9 million, or 235.9%, to $22.7 million for 2023 from $6.8 million for 2022. This was primarily due to a 165 basis point increase in the overall cost of interest bearing liabilities to 2.44% for 2023 from 0.79% for 2022, supplemented by an increase in average interest bearing liability balances of $76.4 million, or 9.0%, year over year. The average balance of FHLB advances increased $66.3 million, while the cost increased 166 basis points. The average balance of the total interest-bearing deposits increased by $8.8 million, while the cost increased 147 basis points.

Provision for credit losses.  The Company establishes a provision for credit losses through the allowance for credit losses, which are charged to earnings. The Company adopted the CECL model beginning on January 1, 2023. The CECL model requires that we make assumptions of credit quality, macroeconomic factors and conditions, and loan composition which are inherently subjective due to the use of estimates that are susceptible to significant revision as more information becomes available or as future events occur. Although we believe that we use the best information available to establish the allowance for credit losses, based on industry standards and historical experience, future additions to the allowance may be necessary, as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of their examination process, will periodically review our allowance for credit losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available to them at the time of their examination.

The Company recorded a provision for credit losses of $1.7 million for the year ended December 31, 2023, an increase of $288,000, or 20.4%, as compared to $1.4 million for the year ended December 31, 2022. Of this $288,000 increase, $252,000 is related to the provision for credit losses on loans, while the remaining $36,000 is related to the provision for credit losses on unfunded commitments. The increase to the provision was primarily attributable to an increase in loan balances and changes to qualitative factors in response to changing economic conditions.

Net charge-offs for the year ended December 31, 2023 totaled $2.1 million, compared to $1.0 for the year ended December 31, 2022. The increase was primarily due to a $710,000 charge-off of one commercial loan in the second quarter of 2023, a $126,000 charge-off of a commercial loan in the fourth quarter of 2023 and increased net charge-offs in indirect automobile loans of $642,000. The percentage of overdue account balances to total loans decreased to 1.90% as of December 31, 2023 from 2.29% as of December 31, 2022, while non-performing assets decreased $218,000, or 4.9%, to $4.2 million at December 31, 2023.

Non-Interest Income. Non-interest income totaled $5.8 million for the year ended December 31, 2023, a decrease of $116,000, or 2.0%, from the comparable period in the prior year, due primarily to a decrease in the net gain on sales of mortgage loans as activity decreased due to fewer originations in the increasing interest rate environment and a strategic decision to hold new production in our portfolio instead of selling these loans. Gain on sales of mortgage loans decreased $746,000, or 86.3%, compared to the prior year as we sold $4.8 million of residential mortgage loans in 2023 as compared to $23.8 million in 2022. Investment advisory income decreased $69,000, or 5.6%, primarily the result of a challenging investment market and economic conditions. These decreases were partially offset by a $221,000 gain on life insurance, the prior year period net realized loss on the sale of securities of $170,000 and a $148,000 increase in other non-interest income as the income from mortgage servicing rights increased.

Non-Interest Expense. For the year ended December 31, 2023, non-interest expense totaled $36.4 million, a decrease of $993,000, or 2.7%, over 2022. The decrease was primarily due to a decrease in salaries and benefits of $2.1 million as the number of employees decreased when the Company made the difficult decision to layoff approximately 5% of its workforce in the first quarter of 2023, a decrease in occupancy expense of $327,000 due to the closure of our Monroe branch at the end of 2022 and a decrease in marketing fees of $138,000 due to decreased advertising. These decreases were partially offset by the growth in other non-interest expense of $533,000, or 8.9%, primarily due to a decrease in deferred loan commitments and inflationary pressures on our service contracts, an increase in FDIC deposit insurance assessments of $403,000, or 48.6%, due to an increased assessment rate, and an impairment charge of $375,000 in the fourth quarter of 2023, as we entered into an agreement for the property sale of our Beacon Branch in Wappingers Falls, NY. The sale closed in the first quarter of 2024.

Income Taxes.  Income tax provision decreased by $680,000, or 35.8%, to $1.2 million for the year ended December 31, 2023 as compared to $1.9 million for the year ended December 31, 2022, primarily due to the decline in pre-tax income. Our effective tax rate for the year ended December 31, 2023 was 21.71% compared to 21.35% in 2022. The statutory tax rate is impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Average Balance Sheets for the Years Ended December 31, 2023 and 2022

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income. Loan balances include loans held for sale. Deferred loan fees included in interest income totaled $67,000 and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

	For the Year Ended December 31,
	2023			2022
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$22,612	$1,173	5.19%	$29,368	$325	1.11%
Loans(1)	1,006,506	55,077	5.47%	924,581	44,419	4.80%
Available for sale securities	208,058	3,964	1.91%	255,762	3,733	1.46%
Other interest-earning assets	5,223	445	8.52%	1,978	115	5.81%
Total interest-earning assets	1,242,399	60,659	4.88%	1,211,689	48,592	4.01%
Non-interest-earning assets	90,389			84,310
Total assets	$1,332,788			$1,295,999
Liabilities and equity:
NOW accounts	$138,515	$192	0.14%	$160,172	$228	0.14%
Money market accounts	232,666	6,154	2.64%	315,231	3,395	1.08%
Savings accounts	161,812	586	0.36%	188,188	443	0.24%
Certificates of deposit	282,838	10,574	3.74%	143,449	1,435	1.00%
Total interest-bearing deposits	815,831	17,506	2.15%	807,040	5,501	0.68%
Escrow accounts	10,032	111	1.11%	9,931	110	1.11%
Federal Home Loan Bank advances	96,409	4,634	4.81%	30,074	948	3.15%
Subordinated debt	5,155	381	7.39%	5,155	197	3.82%
Other interest-bearing liabilities	1,146	62	5.41%	—	—
Total other interest-bearing liabilities	112,742	5,188	4.60%	45,160	1,255	2.78%
Total interest-bearing liabilities	928,573	22,694	2.44%	852,200	6,756	0.79%
Non-interest-bearing deposits	268,103			304,488
Other non-interest-bearing liabilities	26,972			23,865
Total liabilities	1,223,648			1,180,553
Total stockholders’ equity	109,140			115,446
Total liabilities and stockholders’ equity	$1,332,788			$1,295,999
Net interest income		$37,965			$41,836
Interest rate spread			2.44%			3.22%
Net interest margin(2)			3.06%			3.45%
Average interest-earning assets to average interest-bearing liabilities			133.80%			142.18%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Year Ended December 31, 2023
	Compared to Year Ended
	December 31, 2022
	Increase (Decrease)
	Due to
	Volume	Rate	Net

	(In thousands)
Interest income:
Interest bearing depository accounts	$(91)	$939	$848
Loans receivable	4,149	6,509	10,658
Available for sale securities	(777)	1,008	231
Other interest-earning assets	257	73	330
Total interest-earning assets	3,538	8,529	12,067
Interest expense:
Deposits	1,207	10,798	12,005
Escrow accounts	1	—	1
Federal Home Loan Bank advances	2,977	709	3,686
Subordinated debt	—	184	184
Other interest-bearing liabilities	62	—	62
Total interest-bearing liabilities	4,247	11,691	15,938
Net decrease in net interest income	$(709)	$(3,162)	$(3,871)

As the table above shows, net interest income for the year ended December 31, 2023 has been affected most by the increase in the rates on deposits and additional FHLB advances, which was partially offset by increases in both the rate and volume of loans. The net interest rate spread decreased 78 basis points to 2.44% for the year ended December 31, 2023 as compared to 3.22% for the year ended December 31, 2022.  Net interest margin decreased 39 basis points to 3.06% at December 31, 2023 from 3.45% at December 31, 2022.

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

We try to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in market interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates, holding more residential mortgage loans in our portfolio, promoting core deposit products and managing the interest rates and maturities of funding sources, as favorably as possible. By following these strategies, we believe that we can be better positioned to react to changes in market interest rates.

Net Economic Value Simulation.  We analyze our sensitivity to changes in interest rates through a net economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be at a specific date. We then calculate what the EVE would be at the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100 to 400 basis points from current market rates and that interest rates decrease from 100 to 400 basis points from current market rates.

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2023. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$116,530	$(46,056)	(28.3)%	9.90%	(21.9)%
300	127,355	(35,231)	(21.7)%	10.60%	(16.3)%
200	138,410	(24,176)	(14.9)%	11.28%	(10.9)%
100	150,465	(12,121)	(7.5)%	12.00%	(5.3)%
0	162,586	—	—%	12.67%	—%
(100)	160,827	(1,759)	(1.1)%	12.25%	(3.3)%
(200)	153,256	(9,330)	(5.7)%	11.42%	(9.9)%
(300)	138,425	(24,161)	(14.9)%	10.09%	(20.4)%
(400)	119,160	(43,426)	(26.7)%	8.48%	(33.1)%

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

Our primary sources of liquidity are deposits, loan sales, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits in an attempt to maintain a desired level of total deposits.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $7.0 million and $14.8 million for the years ended December 31, 2023 and 2022, respectively. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $14.7 million in 2023 as compared to net cash used for investing activities of $123.6 million in 2022. Net cash provided by or used in investing activities principally reflects our investment security and loan activities in the respective periods. Net cash outlays of $144.5 million for an increase in loans was the primary contributor to the cash used in investing activities for the year ended December 31, 2022, while that amount was only $16.2 million for 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow $31.0 million in the year ended December 31, 2023, as opposed to a net cash inflow of $68.1 million in fiscal year 2022.

At December 31, 2023, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$22,129
Unencumbered securities	117,719
Amount available from the Paycheck Protection Plan Loan Facility	276
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	100,118
FRB secured line of credit	379,151
Total available sources of funds	$679,393

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $656,516 at December 31, 2023. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

The following table summarizes our main contractual obligations and other commitments to make future payments as of December 31, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	December 31, 2023
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$128,064	$80,000	$48,064	$—
Operating lease agreements	7,293	764	2,812	3,717
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	318,046	291,212	26,834	—
Total contractual obligations	$458,558	$371,976	$77,710	$8,872

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 to the Consolidated Financial Statements. For 2023, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related notes of the Company have been prepared in accordance with United States GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2023.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding outstanding options and shares under the 2020 Equity Compensation Plan at December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	436,263	$6.62	153,591
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	436,263	$6.62	153,591

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2023 and 2022
(C)	Consolidated Statements of Income - Years ended December 31, 2023 and 2022
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2023 and 2022
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2023 and 2022
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2023 and 2022
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
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

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.4

Description of Rhinebeck Bancorp, Inc.’s Securities (Incorporated by reference to Exhibit 4.4 to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 26, 2020)

10.1

Employment Agreement between Rhinebeck Bank and Michael J. Quinn (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.2

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10

Employment Agreement between Rhinebeck Bank and Michael J. McDermott (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019)

10.11

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

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

23.1	Consent of Wolf & Company, P.C.
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Rhinebeck Bancorp, Inc. Clawback Policy
101

The following materials from the Annual Report on Form 10-K of Rhinebeck Bancorp, Inc. for the year ended December 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16.   Form 10-K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Rhinebeck Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”).

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 26, 2024

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$14,178	$13,294
Federal funds sold	7,524	14,569
Interest bearing depository accounts	427	3,521
Total cash and cash equivalents	22,129	31,384

Available for sale securities (at fair value)	191,985	223,659
Loans receivable (net of allowance for credit losses of $8,124 and $7,943, respectively)	1,008,851	994,368
Federal Home Loan Bank stock	6,514	3,258
Accrued interest receivable	4,616	4,255
Cash surrender value of life insurance	30,031	29,794
Deferred tax assets (net of valuation allowance of $598 and $450, respectively)	9,936	10,131
Premises and equipment, net	17,567	18,722
Other real estate owned	25	—
Goodwill	2,235	2,235
Intangible assets, net	246	334
Other assets	19,067	17,837
Total assets	$1,313,202	$1,335,977
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$249,793	$283,563
Interest bearing	780,710	846,370
Total deposits	1,030,503	1,129,933

Mortgagors’ escrow accounts	9,274	9,732
Advances from the Federal Home Loan Bank	128,064	57,723
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	26,521	25,302
Total liabilities	1,199,517	1,227,845

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,072,607 and 11,284,565 at December 31, 2023 and December 31, 2022, respectively)	111	113
Additional paid-in capital	45,959	47,075
Unearned common stock held by the employee stock ownership plan	(3,273)	(3,491)
Retained earnings	100,386	96,624
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(26,077)	(28,191)
Defined benefit pension plan, net of taxes	(3,421)	(3,998)
Total accumulated other comprehensive loss	(29,498)	(32,189)
Total stockholders’ equity	113,685	108,132
Total liabilities and stockholders’ equity	$1,313,202	$1,335,977

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$55,077	$44,419
Interest and dividends on securities	4,409	3,848
Other income	1,173	325
Total interest and dividend income	60,659	48,592
Interest Expense
Interest expense on deposits	17,617	5,611
Interest expense on borrowings	5,077	1,145
Total interest expense	22,694	6,756
Net interest income	37,965	41,836
Provision for credit losses	1,702	1,414
Net interest income after provision for credit losses	36,263	40,422
Non-interest Income
Service charges on deposit accounts	2,880	2,829
Net realized loss on sales and calls of securities	—	(170)
Net gain on sales of loans	118	864
Increase in cash surrender value of life insurance	665	640
Gain (loss) on disposal of premises and equipment	46	(38)
Gain on life insurance	221	—
Investment advisory income	1,164	1,233
Other	686	538
Total non-interest income	5,780	5,896
Non-interest Expense
Salaries and employee benefits	19,459	21,599
Occupancy	4,256	4,583
Data processing	2,015	1,882
Professional fees	1,919	1,743
Marketing	555	693
FDIC deposit insurance and other insurance	1,232	829
Other real estate owned expense	3	—
Amortization of intangible assets	88	99
Write-down on branch held-for-sale	375	—
Other	6,527	5,994
Total non-interest expense	36,429	37,422
Income before income taxes	5,614	8,896
Provision for income taxes	1,219	1,899
Net income	$4,395	$6,997

Earnings per common share:
Basic	$0.41	$0.65
Diluted	$0.40	$0.64

Weighted average shares outstanding, basic	10,789,009	10,839,335
Weighted average shares outstanding, diluted	10,855,552	11,004,597

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Net Income	$4,395	$6,997
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	2,676	(32,395)
Reclassification adjustment for gains or losses included in net realized loss on sales and calls of securities on the consolidated statements of income	—	170
Net unrealized gains (losses) on available for sale securities	2,676	(32,225)
Tax effect	(562)	6,767
Unrealized gains (losses) on available for sale securities, net of tax	2,114	(25,458)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	356	(389)
Reclassification adjustment for amortization of net actuarial loss	374	267
Total	730	(122)
Tax effect	(153)	26
Defined benefit pension plan gains (losses), net of tax	577	(96)
Other comprehensive income (loss):	2,691	(25,554)
Total Comprehensive Income (Loss)	$7,086	$(18,557)
(1)	For additional details related to other comprehensive loss see Note 15, “Accumulated Other Comprehensive Loss.”

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2021	$113	$46,573	$(3,709)	$89,627	$(6,635)	$125,969

Net income	—	—	—	6,997	—	6,997
Other comprehensive loss	—	—	—	—	(25,554)	(25,554)
ESOP shares committed to be allocated	—	(2)	218	—	—	216
Share-based compensation expense	—	615	—	—	—	615
Share redemption for tax withholding on restricted stock vesting	—	(111)	—	—	—	(111)

Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132
Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements–Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499

Net income	—	—	—	4,395	—	4,395
Other comprehensive income	—	—	—	—	2,691	2,691
ESOP shares committed to be allocated	—	(56)	218	—	—	162
Share-based compensation expense	—	396	—	—	—	396
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Share redemption for tax withholding on restricted stock vesting	—	(78)	—	—	—	(78)

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$4,395	$6,997
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	281	230
Net realized loss on sales and calls of securities	—	170
Provision for credit losses	1,702	1,414
Loans originated for sale	(5,420)	(20,090)
Proceeds from sale of loans	4,877	24,656
Net gain on sale of loans	(118)	(864)
Amortization of intangible assets	88	99
Depreciation and amortization	1,404	1,555
Write-down on branch held for sale	375	—
Net (gain) loss from disposal of premises and equipment	(46)	38
Deferred income tax (benefit) expense	(352)	14
Increase in cash surrender value of insurance	(665)	(640)
Gain on life insurance	(221)	—
Net increase in accrued interest receivable	(361)	(889)
Expense of earned ESOP shares	162	216
Share-based compensation expense	396	615
Net increase in other assets	(1,398)	(3,034)
Net increase in accrued expenses and other liabilities	1,949	4,308
Net cash provided by operating activities	7,048	14,795
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	—	14,816
Proceeds from maturities and principal repayments of securities	34,069	39,407
Purchases of securities	—	(30,224)
Net purchases of FHLB Stock	(3,256)	(1,936)
Net increase in loans	(16,157)	(144,517)
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(578)	(1,132)
Net proceeds from life insurance	672	—
Net increase of other real estate owned	(25)	—
Net cash provided by (used in) investing activities	14,702	(123,609)
Cash Flows from Financing Activities
Net decrease in demand deposits, NOW, money market and savings accounts	(201,094)	(31,549)
Net increase in time deposits	101,664	59,483
Net (decrease) increase in mortgagors' escrow accounts	(458)	602
Net increase in short-term debt	28,727	34,505
Net increase in long-term debt	41,614	5,177
Stock repurchase	(1,458)	(111)
Net cash (used in) provided by financing activities	(31,005)	68,107
Net decrease in cash and cash equivalents	(9,255)	(40,707)
Cash and Cash Equivalents
Beginning balance	31,384	72,091
Ending balance	$22,129	$31,384
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$21,976	$6,070
Income taxes	$1,501	$1,898

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

On November 16, 2023, the Bank entered into an agreement with Heritage Financial Credit Union, a New York State chartered credit union, to sell the Bank’s Beacon branch office in Wappingers Falls, New York, for $2.9 million The sale included the land and building as well of all branch premises and equipment. All of the branch accounts have been redomiciled to the customer’s nearest branch and all employees will be placed in open positions. The branch sale closed on February 23, 2024.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the New York State counties of Dutchess, Ulster, Orange, and Albany. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, the ability of its customers to repay their loans is substantially dependent on the economic conditions in the market areas in which the Company operates.

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

December 31, 2023 and 2022

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

Investment in FHLB Stock

The Company is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost.

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for unearned income, including any allowance for credit losses and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized using the interest method over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due. Consumer, automobile and installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Allowance for Credit Losses

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

The level of the ACL on loans is based on management’s ongoing review of relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency levels, or terms, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management estimates the ACL on loans using both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial construction, commercial real estate, multi-family, commercial and industrial, residential real estate (including homeowner construction), home equity, indirect automobile and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments or are determined for foreclosure.

Loans not included in the pooled loans and that have generally aged into a non-accrual status are individually analyzed loans for which the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

For pooled loans, the Company utilizes a DCF methodology to estimate credit losses over the expected life of the loans. The life of the loan excludes expected extensions, renewals and modifications. Management utilizes the national unemployment rate as an econometric factor with a one-year forecast period and one-year straight-line reversion period to the historical mean of its macroeconomic assumption in order to estimate the probability of default for each loan portfolio segment. The DCF methodology combines the probability of default, the loss given default, maturity date and prepayment speeds to estimate a reserve for each loan. The sum of all the loan level reserves is aggregated for each portfolio segment and a loss rate factor is derived.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Commercial non-residential real estate. Loans in this segment are primarily income-producing properties throughout the Hudson Valley. We evaluate the qualifications, income level and financial condition of the borrower, including cash flows, credit history, management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, can have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Multi-family. This segment consists of real estate loans secured by properties of five or more rental units within our market area. We consider a number of factors in originating multi-family loans. We evaluate the qualifications, income level and financial condition of the borrower, including cash flows, credit history, management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information and continually monitors the cash flows of these loans.

Construction and land development. Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Residential real estate. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Generally we will originate loans with a loan-to-value ratio of up to 80% of the appraised value. Loans with loan-to-value ratios greater than 80% require the purchase of private mortgage insurance.

Commercial. Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Indirect Automobile. All loans in this segment are secured by motor vehicles, which can depreciate rapidly. Loan collectability is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality of this segment.

Home Equity Loans and Lines of Credit. All loans in this segment are typically collateralized by a subordinate lien position on owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality of this segment.

Consumer. Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

Effective January 1, 2023, the Company has modified its accounting policy for the ACL on unfunded commitments as described below.

The ACL on unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio, the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Company’s average historical utilization rate for each portfolio. As a result of adopting ASU 2016-13, the Company recognized an increase in the ACL on unfunded commitments of $221 on January 1, 2023.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

Revenue Recognition

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

●	Fees for services to customers include service charges on deposits which are included in non-interest income in the consolidated statements of income and consist of transaction-based fees: stop payment fees, Automated Clearing House (ACH) fees, account maintenance fees, wire fees, official check fees and overdraft services fees for various retail and business checking customers. These fees are earned on the day of the transaction or within the month of the service. Service charges on deposits are withdrawn directly from the customer’s account balance. ATM and debit card fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Sales of checks to depositors earn fees as a contractual discount to the retail price of the sale from a third-party provider. These fees earned are remitted by the third-party to the Company quarterly.
●	The Company earns interchange fee income from credit/debit cardholder transactions conducted through MasterCard payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized monthly, concurrently with the transaction processing services provided to the cardholder within the month.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts and core deposit intangibles. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. The value of these assets are amortized over their estimated lives of 13 years. In the presence of certain circumstances, intangible assets may be assessed for impairment as well. Impairment exists when the carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.

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

We account for benefits under the defined benefit plan in accordance with Accounting Standards Codification (“ASC”) Topic 715 “Pension and Other Postretirement Benefits.” The guidance requires an employer to: (1) recognize in its statement of financial condition the over funded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has no liabilities for uncertain tax positions at December 31, 2023 and 2022.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified in other non-interest expense in the consolidated statements of income.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations. See Note 16 for the calculation of EPS.

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

Recent Accounting Pronouncements

Adoption of New Accounting Standards in 2023

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity. It also applies to off-balance sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments that are not unconditionally cancellable. In addition, the CECL Standard changes the accounting for investment securities classified as available for sale, including a requirement that estimated credit losses on available for sale securities be presented as an allowance rather than as a direct write-down of the carrying balance of securities which we do not intend to sell, or believe that it is more likely than not, that we will be required to sell.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU applies to contracts and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848,” which defers the sunset date of ASC 848 until December 31, 2024. The adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on the Company's consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Recent Accounting Standards

In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to where in the statement of cash flows the entity presents cash flows associated with derivative instruments and the related gains and losses. This also requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective dates of ASU 2023-06 will depend, in part, on whether an entity is already subject to the SEC’s current disclosure requirements. For such entities and those that must “file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer,” the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Under ASU 2023-07, public entities must disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. Additionally, public entities must disclose the amount of other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. As the Company has only one reportable segment, ASU 2023-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The guidance will be effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with an allowance for early adoption. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

2.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,072	$—	$(1,066)	$24,006
U.S. government agency mortgage-backed securities–residential	156,523	—	(27,943)	128,580
U.S. government agency securities	24,774	—	(1,616)	23,158
Municipal securities(1)	3,163	—	(260)	2,903
Corporate bonds	14,700	—	(2,060)	12,640
Other	763	—	(65)	698
Total	$224,995	$—	$(33,010)	$191,985

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$40,172	$—	$(2,315)	$37,857
U.S. government agency mortgage-backed securities–residential	173,926	—	(29,392)	144,534
U.S. government agency securities	24,785	—	(2,336)	22,449
Municipal securities(1)	5,117	—	(331)	4,786
Corporate bonds	14,700	—	(1,483)	13,217
Other	644	172	—	816
Total	$259,344	$172	$(35,857)	$223,659

(1)    The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$24,006	$(1,066)	$24,006	$(1,066)
U.S. government agency mortgage-backed securities-residential	—	—	128,580	(27,943)	128,580	(27,943)
U.S. government agency securities	—	—	23,158	(1,616)	23,158	(1,616)
Municipal securities	512	(18)	2,276	(242)	2,788	(260)
Corporate bonds	—	—	12,640	(2,060)	12,640	(2,060)
Other	672	(65)	—	—	672	(65)
Total	$1,184	$(83)	$190,660	$(32,927)	$191,844	$(33,010)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

At December 31, 2023 and 2022, the Company had 233 and 242 individual available-for-sale securities with unrealized losses totaling $33,010 and $35,857, respectively, with an aggregate depreciation of 14.68% and 13.89%, respectively, from the Company’s amortized cost.

On January 1, 2023, the Company adopted ASU 2016-13 and implemented the updated methodology for allowance for credit losses on its investment securities available-for-sale. The new methodology replaces the other-than-temporary impairment model that previously existed. The Company did not have a day 1 impact attributable to its investment securities portfolio.

Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2023.

Treasury securities, federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no securities on non-accrual status, and therefore there was no accrued interest related to securities reversed against interest income, for the years ended December 31, 2023 and 2022. Total accrued interest receivable on available for sale securities totaled $602 and $533, at December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2023 and 2022, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$15,449	$15,170	$16,923	$16,512
After 1 but within 5 years	32,860	30,569	46,162	42,225
After 5 but within 10 years	19,400	16,968	21,689	19,572
After 10 years	—	—	—	—
Total Maturities	67,709	62,707	84,774	78,309
Mortgage-backed securities	156,523	128,580	173,926	144,534
Other	763	698	644	816
Total	$224,995	$191,985	$259,344	$223,659

At December 31, 2023 and 2022, available for sale securities with a carrying value of $13,130 and $15,407, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $75,769 and $958 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities aggregated $0 and $14,816 for the years ended December 31, 2023 and 2022, respectively. There were no gross gains during the periods ended December 31, 2023 and December 31, 2022. During the periods ended December 31, 2023 and 2022, there were gross losses of $0 and $170, respectively, realized on the sales and calls of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

3.    Loans and Allowance for credit losses

As of and prior to December 31, 2022, loans receivable was accounted for under the incurred loss model. As of January 1, 2023, portfolio loans are accounted for under the current expected credit loss model. In accordance with the adoption of the current expected credit loss model, December 31, 2023 loan balances are reported at their amortized cost basis, to include net deferred origination fees and unearned income. Accordingly, some of the information presented is not comparable from period to period.

A summary of the Company’s loan portfolio is as follows:

	At December 31,
	2023	2022
Commercial real estate loans:
Construction	$20,208	$20,329
Non-residential	324,493	282,422
Multi-family	83,376	67,777
Residential real estate loans	77,259	53,720
Commercial and industrial loans(1)	88,927	87,982
Consumer loans:
Indirect automobile	394,245	457,223
Home equity	11,990	11,507
Other consumer	8,095	9,479
Total gross loans	1,008,593	990,439
Dealer reserves(2)	8,382	11,872
Allowance for credit losses	(8,124)	(7,943)
Total net loans	$1,008,851	$994,368
(1)	Includes $272 and $537 in SBA PPP loans at December 31, 2023 and 2022, respectively.
(2)	At December 31, 2022, dealer reserves totaled $11,109 and other deferred origination fees totaled $763.

At December 31, 2023 and 2022, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $908 and $247, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs for the year ended December 31, 2023, and by fiscal year of origination as of December 31, 2023.

							Revolving
	Loans by Origination Year						Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$8,227	$-	$-	$-	$-	$-	$8,227
Watch	9,328	2,653	-	-	-	-	-	11,981
Total commercial construction	9,328	10,880	-	-	-	-	-	20,208

Commercial non-residential
Pass	$34,508	$43,534	$26,600	$16,673	$39,943	$44,412	$-	$205,670
Watch	16,575	19,235	14,854	12,747	7,573	38,004	-	108,988
Special mention	-	-	-	-	5,884	963	-	6,847
Substandard	-	-	-	-	465	2,523	-	2,988
Total commercial non-residential	51,083	62,769	41,454	29,420	53,865	85,902	-	324,493

Multifamily
Pass	$807	$18,765	$30,374	$2,100	$1,540	$4,348	$-	$57,934
Watch	1,000	6,754	6,925	-	1,265	9,498	-	25,442
Total multifamily	1,807	25,519	37,299	2,100	2,805	13,846	-	83,376

Residential
Performing	$28,670	$25,260	$2,150	$2,732	$2,626	$14,197	$-	$75,635
Non-performing	-	257	-	-	-	1,367	-	1,624
Total residential	28,670	25,517	2,150	2,732	2,626	15,564	-	77,259

Commercial and industrial
Pass	$12,637	$26,070	$10,804	$1,474	$962	$1,254	$11,662	$64,863
Watch	2,082	3,227	321	620	482	1,603	14,204	22,539
Special mention	224	-	301	-	33	-	-	558
Substandard	-	-	-	-	83	841	43	967
Total commercial and industrial	14,943	29,297	11,426	2,094	1,560	3,698	25,909	88,927
Current-period gross write-offs	-	-	710	-	-	126	-	836

Indirect automobile
Performing	$101,230	$160,439	$72,941	$34,196	$19,035	$5,773	$-	$393,614
Non-performing	31	259	196	69	63	13	-	631
Total indirect automobile	101,261	160,698	73,137	34,265	19,098	5,786	-	394,245
Current-period gross write-offs	198	1,492	1,034	418	309	126	-	3,577

Home equity
Performing	$-	$-	$-	$-	$34	$4,064	$7,793	$11,891
Non-performing	-	-	-	-	-	99	-	99
Total home equity	-	-	-	-	34	4,163	7,793	11,990

Other consumer
Performing	$2,928	$3,477	$856	$411	$138	$22	$238	$8,070
Non-performing	-	-	-	24	-	-	1	25
Total other consumer	2,928	3,477	856	435	138	22	239	8,095
Current-period gross write-offs	8	30	10	11	-	3	-	62

Total Loans
Pass/performing	$180,780	$285,772	$143,725	$57,586	$64,278	$74,070	$19,693	$825,904
Watch	28,985	31,869	22,100	13,367	9,320	49,105	14,204	168,950
Special mention	224	-	301	0	5,917	963	-	7,405
Substandard	-	-	-	-	548	3,364	43	3,955
Non-performing	31	516	196	93	63	1,479	1	2,379
Total Loans	$210,020	$318,157	$166,322	$71,046	$80,126	$128,981	$33,941	$1,008,593
Total Current-period gross write-offs	$206	$1,522	$1,754	$429	$309	$255	$-	$4,475

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table presents the classes of the loan portfolio summarized by the pass category and the criticized categories of special mention and substandard within the internal risk system for the year ended December 31, 2022.

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2023
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,208	$—	$—	$—	$20,208	$—
Non-residential	319,467	1,276	2,129	1,621	324,493	1,621
Multifamily	83,376	—	—	—	83,376	—
Residential real estate	75,998	888	37	336	77,259	1,624
Commercial and industrial	88,646	17	83	181	88,927	181
Consumer:
Indirect automobile	382,042	10,155	1,478	570	394,245	631
Home equity	11,843	—	48	99	11,990	99
Other consumer	7,844	202	24	25	8,095	25
Total	$989,424	$12,538	$3,799	$2,832	$1,008,593	$4,181

	December 31, 2022
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,329	$—	$—	$—	$20,329	$—
Non-residential	275,860	4,701	479	1,382	282,422	1,382
Multifamily	67,413	364	—	—	67,777	—
Residential real estate	51,476	1,417	246	581	53,720	1,794
Commercial and industrial	87,742	57	—	183	87,982	183
Consumer:
Indirect automobile	444,418	10,714	1,389	702	457,223	797
Home equity	11,279	51	58	119	11,507	217
Other consumer	9,208	149	71	51	9,479	51
Total	$967,725	$17,453	$2,243	$3,018	$990,439	$4,424

All of our non-accrual loans are individually analyzed. The Company has one individually analyzed home equity loan of $98 that was accruing interest at December 31, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no  related ACL at December 31, 2023:

December 31, 2023
Commercial real estate:
Non-residential	$1,152
Residential real estate	1,624
Commercial and industrial	150
Consumer:
Indirect automobile	160
Home equity	99
Other consumer	24
Total	$3,209

For the year ended December 31, 2023, $242 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $4,014 and $3,723, at December 31, 2023 and December 31, 2022, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2023 and 2022, the Company was servicing loans for participants aggregating $44,418 and $8,466, respectively.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $282,269 and $301,235 as of December 31, 2023 and 2022, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At December 31, 2023 and 2022, the maximum contingent liability associated with loans sold with recourse was $1,873 and $276, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balance of capitalized servicing rights, included in other assets at December 31, 2023 and 2022, were $1,977 and $2,409, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2023 or 2022.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $152 and $625 at December 31, 2023 and 2022, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Activity in the Company’s ACL for loans for the year ended December 31, 2023 is summarized in the table below. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2023

Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of CECL standard	(860)	54	(383)	1,710	59	580
Provision for (reversal of) credit losses	545	137	833	165	(14)	1,666
Loans charged-off	—	—	(836)	(3,577)	(62)	(4,475)
Recoveries	—	52	111	2,182	65	2,410
Ending balance	$2,716	$346	$606	$4,348	$108	$8,124
Ending balance:
Loans individually analyzed	$16	$—	$32	$166	$2	$216
Loans collectively analyzed	$2,700	$346	$574	$4,182	$106	$7,908
Loan receivables:
Ending balance	$428,077	$77,259	$88,927	$394,245	$20,085	$1,008,593
Ending balance:
Loans individually analyzed	$1,621	$1,624	$181	$631	$222	$4,279
Loans collectively analyzed	$426,456	$75,635	$88,746	$393,614	$19,863	$1,004,314

Activity in the Company’s allowance for loan losses for the year ended December 31, 2022 is summarized in the table below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	December 31, 2022
Allowance for loan losses:
Beginning balance	$3,317	$54	$725	$3,416	$47	$7,559
(Credit to) provision for loan losses	(286)	(63)	493	1,205	65	1,414
Loans charged-off	—	(44)	(456)	(2,660)	(107)	(3,267)
Recoveries	—	156	119	1,907	55	2,237
Ending balance	$3,031	$103	$881	$3,868	$60	$7,943
Ending balance:
Loans deemed impaired	$—	$—	$—	$107	$2	$109
Loans not deemed impaired	$3,031	$103	$881	$3,761	$58	$7,834
Loan receivables:
Ending balance	$370,528	$53,720	$87,982	$457,223	$20,986	$990,439
Ending balance:
Loans deemed impaired	$1,382	$1,794	$183	$797	$268	$4,424
Loans not deemed impaired	$369,146	$51,926	$87,799	$456,426	$20,718	$986,015

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities; see Note 11 to the consolidated financial statements. The provision is recorded within the provision for credit losses on the Company’s income statement.

The following table summarizes the provision for credit losses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Provision for credit losses - loans	$1,666	$1,414
Provision for credit losses - unfunded commitments	36	—
Provision for credit losses	$1,702	$1,414

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Year Ended
	December 31,
	2023	2022
Beginning balance	$2,235	$2,235
Activity during the period	—	—

Ending balance	$2,235	$2,235

The Company performs its annual goodwill impairment test during the fourth quarter. The results of the Company’s impairment tests indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill existed at either December 31, 2023 or 2022. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts or significant adverse changes in the operating environment for the reporting unit may result in a future impairment charge.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Years Ended
	December 31,
	2023	2022
Beginning balance	$334	$433
Acquisition activity	—	—
Amortization	(88)	(99)

Ending balance	$246	$334
Accumulated amortization and impairment	$1,031	$943

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $88 and $99 of amortization expense related to its intangible assets for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of December 31, 2023, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2024	$79
2025	60
2026	29
2027	21
2028	16
Thereafter	41
Total	$246

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

5.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2023	2022
Land	$3,356	$3,732
Buildings and improvements	27,774	27,617
Furniture, fixtures and equipment	14,889	14,652
Construction in process	461	230
Total	46,480	46,231
Less accumulated depreciation	(28,913)	(27,509)
Net	$17,567	$18,722

Depreciation expense totaled $1,512 and $1,555 for the years ended December 31, 2023 and 2022, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

6.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2023	2022
Non-interest bearing demand deposits	$249,793	$283,563
Interest bearing accounts:
NOW	125,628	156,285
Savings	146,172	176,916
Money market	190,864	296,787
Time certificates of deposit	318,046	216,382
Total interest bearing accounts	780,710	846,370
Total deposits	$1,030,503	$1,129,933

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2023 and 2022, total reciprocal deposits were $40,009 and $10,023, respectively. Included in time certificates of deposit at December 31, 2023 and 2022 were reciprocal deposits totaling $23,357 and $10,023, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $16,652 and $0 at December 31, 2023 and 2022, respectively.

Time deposits included brokered deposits of $0 and $34,041 at December 31, 2023 and 2022, respectively. Time certificates of deposit in denominations of $250 or greater were $100,063 and $38,897 as of December 31, 2023 and 2022, respectively.

Contractual maturities of time certificates of deposit at December 31, 2023 are summarized below:

December 31,
2023
Within 1 year	$291,212
1 – 2 years	23,124
2 – 3 years	1,735
3 – 4 years	450
4 – 5 years	1,525
Total	$318,046

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

.7.    Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2023 and 2022, the Company had access to a preapproved secured line of credit with the FHLB of $656,516 and $667,905, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2023 and 2022, the Company had pledged assets of $228,172 and $195,455, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either December 31, 2023 or 2022. These borrowings would mature the following business day. At December 31, 2023, the Company had structured borrowings in the amount of $128,064. The outstanding principal amounts and the related terms and rates at December 31, 2023 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	10,000	January 8, 2024	5.64%	10,000	—
Fixed short-term	10,000	February 6, 2024	5.68%	10,000	—
Fixed medium-term	20,000	March 21, 2024	5.18%	20,000	—
Fixed short-term	10,000	April 23, 2024	5.70%	10,000	—
Fixed short-term	10,000	May 17, 2024	5.59%	10,000	—
Fixed short-term	10,000	June 17, 2024	5.60%	10,000	—
Fixed short-term	10,000	July 17, 2024	5.59%	10,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	—	20,000
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$128,064	Weighted Average Rate	5.06%	$80,000	$48,064

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2023 or 2022.

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month CME term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26% was 7.64% at December 31, 2023. The rate at December 31, 2022 was 6.69% and was based on the three month LIBOR plus 2.00%. The subordinated debentures mature on May 23, 2035.

Other Borrowings

The Company has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2023 or 2022.

On October 1, 2021, the Company entered into an agreement with Pacific Community Bankers Bank, for a $50,000 line of credit. There were no advances outstanding under this line of credit at December 31, 2023 or 2022.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

8.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2023	2022
Current expense:
Federal	$1,314	$1,621
State	257	264
Total current expense	1,571	1,885
Deferred expense:
Federal	(352)	14
State	(148)	4
Change in valuation allowance	148	(4)
Total deferred expense	(352)	14
Total provision for income taxes	$1,219	$1,899

The following is a reconciliation between the expected federal statutory income tax rate of 21% (2023 and 2022) and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2023		2022
Provision at statutory rate	$1,179	21.00%	$1,868	21.00%
Tax exempt income	(192)	(3.42)%	(145)	(1.63)%
State income taxes, net of federal income tax benefit	213	3.79%	209	2.35%
Other, net	19	0.34%	(33)	(0.37)%
Effective income tax and rate	$1,219	21.71%	$1,899	21.35%

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The effective tax rate was 21.71% and 21.35% for the years ended December 31, 2023 and 2022, respectively.  The statutory tax rate is impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$2,263	$2,145
Deferred expenses	18	28
Deferred compensation	1,652	1,493
Unrecognized pension liability	910	1,063
Postretirement liability	1,002	975
Unrealized loss on securities	6,932	7,494
Other	658	576
Gross deferred tax assets	13,435	13,774
Deferred tax liabilities:
Prepaid expenses	(515)	(467)
Prepaid pension	(1,222)	(1,304)
Deferred loan fees	(154)	(209)
Depreciation and amortization	(476)	(563)
Mortgage servicing rights	(534)	(650)
Gross deferred tax liabilities	(2,901)	(3,193)
Net deferred tax asset	10,534	10,581
Deferred tax valuation allowance	(598)	(450)
Deferred tax assets, net of allowance	$9,936	$10,131

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

Retained earnings at December 31, 2023 and 2022 include a contingency reserve for loan losses of $1,534, which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2023 and $414 at December 31, 2022 have not been recognized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2023. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2020 are open.

9.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2023 and 8.50% at January 1, 2024). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $3,612 and $3,741 at December 31, 2023 and 2022, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	Year ended December 31,
	2023	2022
Allocated	87,286	65,463
Committed to be allocated	21,821	21,821
Unallocated	327,318	349,141
Paid out to participants	(10,988)	(4,376)
Total shares	425,437	432,049

The fair value of unallocated shares was $2,635 and $3,181 at December 31, 2023 and 2022, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2023 and 2022 was $162 and $216, respectively.

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted to date vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of December 31, 2023, there were 103,813 stock options and 49,778 restricted stock awards that remain available for future grants.

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

The Company followed SEC safe-harbor guidelines when determining the expected term of the options granted. The weighted average assumptions used and fair value for options granted under the EIP as of the grant date were as follows:

Expected term (years)	6
Expected dividend yield	0%
Weighted-average expected volatility	25.45%
Weighted-average risk-free interest rate	0.29%
Weighted-average fair value of options granted	$1.67

A summary of options under the EIP as of December 31, 2023 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	437,930	$6.62	7.66
Expired	(666)	6.57	-
Forfeited	(1,001)	6.57	-
Options outstanding at December 31, 2023	436,263	$6.62	6.64
Options exercisable at December 31, 2023	436,263	$6.62	6.64

The aggregate intrinsic value of the options outstanding and exercisable, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2023, was $626. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2023.

As of December 31, 2023, there was no unrecognized compensation cost related to the nonvested stock options granted under the EIP, as all options were fully vested at December 31, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	56,266	$6.57
Vested	(55,598)	6.57
Forfeited	(668)	6.57
Non-vested restricted stock at December 31, 2023	-	$-

As of December 31, 2023, there was no unrecognized compensation cost related to the nonvested restricted stock awards granted under the EIP, as all restricted stock awards were fully vested at December 31, 2023.

The aggregate fair value of the options and restricted stock awards that vested during the year ended December 31, 2023 was $245 and $385, respectively.

For the years ended December 31, 2023 and 2022, share-based compensation expense under the plan was $396 and $615, respectively.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. The Bank’s defined benefit plan was frozen as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,
	2023	2022
Projected and accumulated benefit obligation	$(17,868)	$(17,138)
Plan assets at fair value	18,062	16,906
Funded status included in accrued expenses and other liabilities	$194	$(232)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table details the plan’s funded status:

	2023	2022
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$17,138	$23,055
Service cost	-	-
Interest cost	861	634
Actuarial loss (gain)	570	(5,874)
Benefits paid	(701)	(677)
Projected benefit obligation at end of year	17,868	17,138
Change in plan assets:
Fair value of plan assets at beginning of year	16,906	22,839
Actual return on plan assets	1,857	(5,256)
Contributions	-	-
Benefits paid	(701)	(677)
Fair value of plan assets at end of year	18,062	16,906
Funded status	$194	$(232)

In 2023, the net actuarial loss in the projected benefit obligation resulted primarily from a decrease in the discount rate. The gain on plan assets during the fiscal year ended December 31, 2023 of $1,857 was due to favorable asset market conditions.

The weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2023	2022
Discount rate	4.90%	5.15%
Rate of compensation increase	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2023	2022
Net actuarial loss	$4,330	$5,060

The net periodic pension cost (benefit) and amounts recognized in other comprehensive income are as follows:

	Years ended December 31,
	2023	2022
Interest cost	$861	$634
Expected return on plan assets	(932)	(1,007)
Amortization of unrecognized loss	374	267
Net periodic cost (benefit)	$303	$(106)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2023	2022
Discount rate	5.15%	2.80%
Expected long-term return on plan assets	6.00%	4.75%
Rate of compensation increase	N/A	N/A

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of December 31, 2023, the investment funds included six equity funds and two bond funds. As of December 31, 2022, the investment funds included seven equity funds and two bond funds. Each fund has its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,293	$—	$—	$12,293
Equity	5,769	—	—	5,769
Total assets at fair value	$18,062	$—	$—	$18,062

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$11,600	$—	$—	$11,600
Equity	5,306	—	—	5,306
Total assets at fair value	$16,906	$—	$—	$16,906

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Benefit payments are as follows:

	Year ended December 31,
	2023	2022
Benefits paid	$701	$677

As of December 31, 2023, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2024	$930
2025	970
2026	990
2027	1,040
2028	1,090
2029 – 2033	6,050

The Company made no contributions to the plan in either 2023 or 2022.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $1,071 and $1,152 for the years ended December 31, 2023 and 2022, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $30,031 and $29,794 at December 31, 2023 and 2022, respectively. Net earnings on these policies aggregated $665 and $640 for the years ended December 31, 2023 and 2022, respectively, which are included in non-interest income in the consolidated statements of income.

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Company’s 1991 Plan (the “Directors’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Directors’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2023 and 2022, $3,278 and $2,761, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Directors’ Plan years ended December 31, 2023 and 2022 were $207 and $232, respectively, which are included in non-interest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual cash incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2023 and 2022, $1,962 and $1,823, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $307 and $745 for the years ended December 31, 2023 and 2022, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,642 and $1,580 at December 31, 2023 and 2022, respectively. The Company recognized expenses of $61 and $157 for the years ended December 31, 2023 and 2022, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,068 and $2,031, respectively, at December 31, 2023 and 2022. The Company recognized expenses of $79 and $88 for the years ended December 31, 2023 and 2022, respectively, related to these benefits which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

10.   Leases

As of December 31, 2023, the Company leases real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use (“ROU”) assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 10.1 and 11.6 years as of December 31, 2023 and 2022, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company calculated a weighted average discount rate of 2.43% and 2.58% in determining the lease liability as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, total operating lease costs were $717 and $898, respectively, and were included in occupancy and other expense. Deferred rent liability was $68 at December 31, 2023 and $105 at December 31, 2022. The ROU asset, included in other assets, was $6,307 and $6,896 as of December 31, 2023 and 2022, respectively. The corresponding lease liability, included in accrued expenses and other liabilities was $6,307 and $6,896 as of December 31, 2023 and 2022, respectively.

Future minimum payments for operating leases with initial terms of one year or more as of December 31, 2023 were as follows:

Years ending December 31:
2024	$764
2025	739
2026	720
2027	676
2028	677
Thereafter	3,717
Total future minimum lease payments	7,293
Amounts representing interest	(986)
Present Value of Net Future Minimum Lease Payments	$6,307

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	Years ended December 31,
	2023	2022
Commitments to extend credit summarized as follows:
Future loan commitments	$5,318	$3,815
Undisbursed construction loans	42,482	30,274
Undisbursed home equity lines of credit	10,727	9,561
Undisbursed commercial and other line of credit	69,258	77,719
Standby letters of credit	4,965	4,571
Loans sold with recourse	1,873	276
Total	$134,623	$126,216

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

Activity in the Company’s ACL for unfunded commitments for the year ended December 31, 2023 is summarized in the tables below and included in accrued expenses and other liabilities. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for credit losses	23	—	7	—	6	36
Ending balance	$172	$—	$72	$—	$13	$257

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

12.  Derivatives

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal offsetting amounts for these transactions.  The accrued interest receivable and payable of $132 and $56 related to our swaps is recorded in other assets and other liabilities as of December 31, 2023 and 2022, respectively.

Summary information regarding these derivatives is presented below:

	December 31,
	2023	2022
Notational amount	$65,420	$26,541
Fair value	$5,343	$3,578
Weighted average pay rates	5.06%	3.69%
Weighted average receive rates	7.49%	6.30%
Weighted average maturity (in years)	8.88	8.79

Number of Contracts	14	7

Not included in the table above as of December 31, 2023 are five contracted forward rate swaps with a notional value of $35,326 and a fair value of $935 with effective dates at various points in 2024. These forward swaps have a fixed weighted average pay rate of 4.97% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

Not included in the table above as of December 31, 2022 are five contracted forward rate swaps with a notional value of $30,211 and a fair value of $970 with effective dates at various points in 2023 and 2024. These forward swaps have a fixed weighted average pay rate of 4.95% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,675	12.70%	$91,154	8.00%	$113,942	10.00%
Tier 1 capital (to risk-weighted assets)	136,295	11.96%	68,365	6.00%	91,154	8.00%
Common equity tier one capital (to risk weighted assets)	136,295	11.96%	51,274	4.50%	74,062	6.50%
Tier 1 capital (to average assets)	136,295	10.10%	53,990	4.00%	67,488	5.00%

	December 31, 2022
Rhinebeck Bank
Total capital (to risk-weighted assets)	$139,257	12.25%	$90,980	8.00%	$113,725	10.00%
Tier 1 capital (to risk-weighted assets)	131,314	11.55%	68,235	6.00%	90,980	8.00%
Common equity tier one capital (to risk weighted assets)	131,314	11.55%	51,176	4.50%	73,921	6.50%
Tier 1 capital (to average assets)	131,314	9.75%	53,868	4.00%	67,335	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

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

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2023
Assets:
U.S. Treasury securities	$24,006	$24,006	$—	$—
U.S. government agency mortgage-backed securities-residential	128,580	—	128,580	—
U.S. government agency securities	23,158	—	23,158	—
Municipal securities	2,903	—	2,788	115
Corporate Bonds	12,640	—	12,640	—
Other	698	—	698	—
Total available for sale securities	191,985	24,006	167,864	115
Loan level interest rate swaps	6,278	—	6,278	—
Total assets	$198,263	$24,006	$174,142	$115
Liabilities:
Loan level interest rate swaps	$6,278	$—	$6,278	$—
Total liabilities	$6,278	$—	$6,278	$—

	December 31, 2022
Assets:
U.S. Treasury securities	$37,857	$37,857	$—	$—
U.S. government agency mortgage-backed securities – residential	144,534	—	144,534	—
U.S. government agency securities	22,449	—	22,449	—
Municipal securities	4,786	—	4,656	130
Corporate Bonds	13,217	—	13,217	—
Other	816	—	816	—
Total available for sale securities	223,659	37,857	185,672	130
Loan level interest rate swaps	4,548	—	4,548	—
Total assets	$228,207	$37,857	$190,220	$130
Liabilities:
Loan level interest rate swaps	$4,548	$—	$4,548	$—
Total liabilities	$4,548	$—	$4,548	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	$—	$—	$758
Other real estate owned	25	—	—	25
Total	$783	$—	$—	$783

	December 31, 2022
Impaired loans, with specific reserves	$319	$—	$—	$319
Total	$319	$—	$—	$319

The Company may record adjustments to the carrying value of loans based on fair value measurements, either as specific reserves or as partial charge-offs of the uncollectible portions of these loans. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of these individually analyzed loans is based on the fair value of the collateral. Loans with specific reserves that were determined to be collateral dependent are categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Individually analyzed loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2023.

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

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $973 and $428 with valuation allowances of $215 and $109 resulting in fair values of $758 and $319 at December 31, 2023 and 2022, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	25	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2022
Impaired loans	$319	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

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

The fair value estimates presented and discussed are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASC 820. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	December 31,		December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$22,129	$22,129	$31,384	$31,384
Available for sale securities (Level 1)	24,006	24,006	37,857	37,857
Available for sale securities (Level 2)	167,864	167,864	185,672	185,672
Available for sale securities (Level 3)	115	115	130	130
Loan level interest rate swaps (Level 2)	6,278	6,278	4,548	4,548
FHLB stock (Level 2)	6,514	6,514	3,258	3,258
Loans, net (Level 3)	1,008,851	979,037	994,368	953,432
Accrued interest receivable (Level 2)	4,616	4,616	4,255	4,255
Mortgage servicing rights (Level 3)	1,977	4,720	2,409	5,211
Financial Liabilities:
Deposits (Level 2)	1,030,503	948,140	1,129,933	1,001,455
Mortgagors' escrow accounts (Level 2)	9,274	9,274	9,732	9,723
FHLB advances (Level 2)	128,064	127,592	57,723	57,739
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	6,278	6,278	4,548	4,548
Accrued interest payable (Level 2)	1,488	1,488	774	774

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

15.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2022	$(3,998)	$(28,191)	$(32,189)
Other comprehensive gain before reclassifications	282	2,114	2,396
Amounts reclassified from accumulated other comprehensive loss	295	—	295
Period change	577	2,114	2,691
Balance at December 31, 2023	$(3,421)	$(26,077)	$(29,498)

Balance at December 31, 2021	$(3,902)	$(2,733)	$(6,635)
Other comprehensive loss before reclassifications	(307)	(25,592)	(25,899)
Amounts reclassified from accumulated other comprehensive loss	211	134	345
Period change	(96)	(25,458)	(25,554)
Balance at December 31, 2022	$(3,998)	$(28,191)	$(32,189)
(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2023	2022
Securities available for sale(1):
Net securities losses reclassified into earnings	$—	$(170)	Net realized loss on sales and calls of securities
Related income tax expense	—	36	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	—	(134)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(374)	(267)	Other non-interest expense
Related income tax expense	79	56	Provision for income taxes
Net effect on accumulated other comprehensive gain or loss for the period	(295)	(211)
Total reclassifications for the period	$(295)	$(345)
(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 9, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(In thousands, except share and per share data)

16. Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. For the year ended December 31, 2023, there were 15,000 options outstanding at an average weighted price of $7.90 per share that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. There were no anti-dilutive options for year ended December 31, 2022. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Year Ended December 31,
	2023	2022
Net income applicable to common stock	$4,395	$6,997

Average number of common shares outstanding	11,127,247	11,199,387
Less: Average unearned ESOP shares	338,238	360,052
Average number of common shares outstanding used to calculate basic earnings per common share	10,789,009	10,839,335
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	25,652	49,650
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	40,891	115,612
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,855,552	11,004,597

Earnings per Common share:
Basic	$0.41	$0.65
Diluted	$0.40	$0.64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 26, 2024	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 26, 2024
Michael J. Quinn	(Principal Executive Officer)

/s/ Michael J. McDermott	Chief Financial Officer	March 26, 2024
Michael J. McDermott	(Principal Financial and Accounting Officer)

/s/ William C. Irwin	Chairman of the Board	March 26, 2024
William C. Irwin

/s/ Frederick Battenfeld	Director	March 26, 2024
Frederick Battenfeld

/s/ Donald E. Beeler Jr.	Director	March 26, 2024
Donald E. Beeler Jr.

/s/ Christopher W. Chestney	Director	March 26, 2024
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 26, 2024
Freddimir Garcia

/s/ Steven Howell	Director	March 26, 2024
Steven Howell

/s/ Shannon Martin LaFrance	Director	March 26, 2024
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 26, 2024
Suzanne Rhulen-Loughlin