Form 10-Q
period 2024-03-31
Rhinebeck Bancorp, Inc.
filed 2024-05-09
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

Yes     ☐    No   ☒

As of May 1, 2024, there were 11,072,607 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$13,825	$14,178
Federal funds sold	15,298	7,524
Interest bearing depository accounts	1,549	427
Total cash and cash equivalents	30,672	22,129

Available for sale securities (at fair value)	182,645	191,985
Loans receivable (net of allowance for credit losses of $7,973 and $8,124, respectively)	993,346	1,008,851
Federal Home Loan Bank stock	5,614	6,514
Accrued interest receivable	4,611	4,616
Cash surrender value of life insurance	30,215	30,031
Deferred tax assets (net of valuation allowance of $593 and $598, respectively)	10,070	9,936
Premises and equipment, net	14,592	17,567
Other real estate owned	—	25
Goodwill	2,235	2,235
Intangible assets, net	225	246
Other assets	24,559	19,067
Total assets	$1,298,784	$1,313,202
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$236,957	$249,793
Interest bearing	800,067	780,710
Total deposits	1,037,024	1,030,503

Mortgagors’ escrow accounts	7,301	9,274
Advances from the Federal Home Loan Bank	108,064	128,064
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	26,968	26,521
Total liabilities	1,184,512	1,199,517

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,072,607)	111	111
Additional paid-in capital	45,951	45,959
Unearned common stock held by the employee stock ownership plan	(3,219)	(3,273)
Retained earnings	101,507	100,386
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(26,657)	(26,077)
Defined benefit pension plan, net of taxes	(3,421)	(3,421)
Total accumulated other comprehensive loss	(30,078)	(29,498)
Total stockholders’ equity	114,272	113,685
Total liabilities and stockholders’ equity	$1,298,784	$1,313,202

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$14,381	$13,395
Interest and dividends on securities	1,037	1,018
Other income	217	189
Total interest and dividend income	15,635	14,602
Interest Expense
Interest expense on deposits	5,134	3,970
Interest expense on borrowings	1,605	768
Total interest expense	6,739	4,738
Net interest income	8,896	9,864
Provision for credit losses	83	1,014
Net interest income after provision for credit losses	8,813	8,850
Non-interest Income
Service charges on deposit accounts	743	708
Net gain on sales of loans	46	10
Increase in cash surrender value of life insurance	184	160
Net gain from sale of other real estate owned	4	—
(Loss) gain on disposal of premises and equipment	(18)	17
Investment advisory income	381	309
Other	166	172
Total non-interest income	1,506	1,376
Non-interest Expense
Salaries and employee benefits	4,992	5,240
Occupancy	1,053	1,079
Data processing	495	472
Professional fees	414	366
Marketing	121	104
FDIC deposit insurance and other insurance	253	282
Amortization of intangible assets	21	24
Other	1,528	1,636
Total non-interest expense	8,877	9,203
Income before income taxes	1,442	1,023
Provision for income taxes	321	225
Net income	$1,121	$798

Earnings per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Weighted average shares outstanding, basic	10,748,006	10,881,885
Weighted average shares outstanding, diluted	10,844,287	11,021,395

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net Income	$1,121	$798
Other Comprehensive Income
Net unrealized (losses) gains on available for sale securities	(734)	2,811
Tax effect	154	(590)
Unrealized (losses) gains on available for sale securities, net of tax	(580)	2,221
Other comprehensive (loss) income:	(580)	2,221
Total Comprehensive Income	$541	$3,019

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132

Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499
Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net income	—	—	—	1,121	—	1,121
Other comprehensive loss	—	—	—	—	(580)	(580)
ESOP shares committed to be allocated	—	(8)	54	—	—	46
Balance at March 31, 2024	$111	$45,951	$(3,219)	$101,507	$(30,078)	$114,272

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,121	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	61	72
Net realized gain on sale of other real estate owned	(4)	—
Provision for credit losses	83	1,014
Loans originated for sale	(1,957)	(1,510)
Proceeds from sale of loans	2,017	1,079
Net gain on sale of loans	(46)	(10)
Amortization of intangible assets	21	24
Depreciation and amortization	344	358
Net loss (gain) from disposal of premises and equipment	18	(17)
Deferred income tax expense (benefit)	20	(338)
Increase in cash surrender value of insurance	(184)	(160)
Net increase in accrued interest receivable	5	1,256
Expense of earned ESOP shares	46	49
Share-based compensation expense	—	150
Net increase in other assets	(5,492)	(1,227)
Net increase in accrued expenses and other liabilities	447	1,568
Net cash (used in) provided by operating activities	(3,500)	3,106
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	8,545	4,226
Net purchases of FHLB Stock	900	(2,192)
Net decrease (increase) in loans	15,408	(11,601)
Purchases of bank premises and equipment	(244)	(63)
Proceeds from disposal of premises and equipment	2,857	27
Net increase of other real estate owned	29	—
Net cash provided by (used in) investing activities	27,495	(9,603)
Cash Flows from Financing Activities
Net decrease in demand deposits, NOW, money market and savings accounts	(8,403)	(104,127)
Net increase in time deposits	14,924	67,718
Net decrease in mortgagors' escrow accounts	(1,973)	(1,062)
Net (decrease) increase in short-term debt	(20,000)	28,727
Net increase in long-term debt	—	20,000
Net cash (used in) provided by financing activities	(15,452)	11,256
Net increase in cash and cash equivalents	8,543	4,759
Cash and Cash Equivalents
Beginning balance	22,129	31,384
Ending balance	$30,672	$36,143
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$6,547	$4,465
Income taxes	$108	$106

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include the accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its thirteen branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2024 (the “Annual Report on form 10-K”).

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. As of March 31, 2024, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”), the evaluation of goodwill for impairment and the valuation of deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements may be reclassified as required to conform to the current year’s presentation. These reclassifications have no effect on our previously reported net income or shareholders’ equity.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to the entity’s presentation of cash flows associated with derivative instruments and the related gains and losses in the statement of cash flows. This also requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Under ASU 2023-07, public entities must disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. Additionally, public entities must disclose the amount of other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. As the Company has only one reportable segment, ASU 2023-07 does not have an impact on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$20,048	$—	$(905)	$19,143
U.S. government agency mortgage-backed securities–residential	152,958	—	(28,824)	124,134
U.S. government agency securities	24,772	—	(1,676)	23,096
Municipal securities(1)	3,161	—	(279)	2,882
Corporate bonds	14,700	—	(1,966)	12,734
Other	750	—	(94)	656
Total	$216,389	$—	$(33,744)	$182,645

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,072	$—	$(1,066)	$24,006
U.S. government agency mortgage-backed securities–residential	156,523	—	(27,943)	128,580
U.S. government agency securities	24,774	—	(1,616)	23,158
Municipal securities(1)	3,163	—	(260)	2,903
Corporate bonds	14,700	—	(2,060)	12,640
Other	763	—	(65)	698
Total	$224,995	$—	$(33,010)	$191,985
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$19,143	$(905)	$19,143	$(905)
U.S. government agency mortgage-backed securities-residential	—	—	124,101	(28,824)	124,101	(28,824)
U.S. government agency securities	—	—	23,095	(1,676)	23,095	(1,676)
Municipal securities	—	—	2,766	(279)	2,766	(279)
Corporate bonds	—	—	12,734	(1,966)	12,734	(1,966)
Other	629	(94)	—	—	629	(94)
Total	$629	$(94)	$181,839	$(33,650)	$182,468	$(33,744)

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

At March 31, 2024, the Company had 231 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $33,744 with an aggregate depreciation of 15.61% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of March 31, 2024.

Federal agency obligations, residential mortgage backed pass-through securities and commercial mortgage-backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at March 31, 2024 and December 31, 2023, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$11,442	$11,285	$15,449	$15,170
After 1 but within 5 years	31,839	29,553	32,860	30,569
After 5 but within 10 years	19,400	17,017	19,400	16,968
After 10 years	—	—	—	—
Total Maturities	62,681	57,855	67,709	62,707
Mortgage-backed securities	152,958	124,134	156,523	128,580
Other	750	656	763	698
Total	$216,389	$182,645	$224,995	$191,985

At March 31, 2024 and December 31, 2023, available for sale securities with a carrying value of $12,634 and $13,130, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2024 and December 31, 2023, $69,180 and $75,769 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2024, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended March 31, 2024 and December 31, 2023. Total accrued interest receivable on available for sale securities totaled $578 and $602 at March 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2024	2023
Commercial real estate loans:
Construction	$20,438	$20,208
Non-residential	329,241	324,493
Multi-family	87,881	83,376
Residential real estate loans	78,846	77,259
Commercial and industrial loans(1)	91,291	88,927
Consumer loans:
Indirect automobile	367,011	394,245
Home equity	11,494	11,990
Other consumer	7,641	8,095
Total gross loans	993,843	1,008,593
Dealer reserves	7,476	8,382
Allowance for credit losses	(7,973)	(8,124)
Total net loans	$993,346	$1,008,851
(1)	Includes $226 and $272 in U.S. Small Business Administration (“SBA”), paycheck protection program (“PPP”) loans at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the unpaid principal balances of loans held for sale included in the residential real estate category above were $893 and $908, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2024
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,438	$—	$—	$—	$20,438	$—
Non-residential	324,593	2,035	—	2,613	329,241	2,613
Multifamily	87,881	—	—	—	87,881	—
Residential real estate	76,577	1,039	1,154	76	78,846	1,143
Commercial and industrial	90,658	318	128	187	91,291	187
Consumer:
Indirect automobile	356,740	8,265	1,570	436	367,011	476
Home equity	11,295	14	46	139	11,494	139
Other consumer	7,366	233	40	2	7,641	2
Total	$975,548	$11,904	$2,938	$3,453	$993,843	$4,560

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at March 31, 2024.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no  related ACL:

	March 31, 2024	December 31, 2023
Commercial real estate:
Non-residential	$1,375	$1,152
Residential real estate	1,143	1,624
Commercial and industrial	172	150
Consumer:
Indirect automobile	150	160
Home equity	139	99
Other consumer	2	25
Total	$2,981	$3,210

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	March 31, 2024		December 31, 2023
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial real estate:
Non-residential	$1,238	$290	$469	$16
Commercial and industrial	15	1	31	32
Consumer:
Indirect automobile	326	99	471	167
Total	$1,579	$390	$971	$215

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

For the three months ended March 31, 2024, $56 in accrued interest was reversed during the period for non-accrual loans. Total accrued interest receivable associated with loans totaled $4,033 and $4,014, at March 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2024 and December 31, 2023, the Company was servicing loans for participants aggregating $48,318 and $44,418, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $99 and $152 at March 31, 2024 and December 31, 2023, respectively, and are all individually analyzed for credit loss.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $279,235 and $282,269 as of March 31, 2024 and December 31, 2023, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At March 31, 2024 and December 31, 2023, the maximum contingent liability associated with loans sold with recourse was $1,155 and $1,873, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights, included in other assets at March 31, 2024 and December 31, 2023 were $1,880 and $1,977, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the three-month period ended March 31, 2024 or the year ended December 31, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three months ended March 31, 2024 is summarized in the table below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2024

Allowance for credit losses:
Beginning balance	$2,716	$346	$606	$4,348	$108	$8,124
Provision for (reversal of) credit losses	323	9	(7)	(238)	12	99
Loans charged-off	—	—	(34)	(895)	(32)	(961)
Recoveries	—	—	1	699	11	711
Ending balance	$3,039	$355	$566	$3,914	$99	$7,973
Ending balance:
Loans individually analyzed	$291	$—	$—	$99	$—	$390
Loans collectively analyzed	$2,748	$355	$566	$3,815	$99	$7,583
Loan receivables:
Ending balance	$437,560	$78,846	$91,291	$367,011	$19,135	$993,843
Ending balance:
Loans individually analyzed	$2,613	$1,143	$187	$476	$239	$4,658
Loans collectively analyzed	$434,947	$77,703	$91,104	$366,535	$18,896	$989,185

Activity in the Company’s allowance for credit losses for the three months ended March 31, 2023 and December 31, 2023 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of ASC 326	(860)	54	(383)	1,710	59	580
Provision for credit losses	170	13	703	104	4	994
Loans charged-off	—	—	—	(989)	(22)	(1,011)
Recoveries	—	—	—	585	12	597
Ending balance	$2,341	$170	$1,201	$5,278	$113	$9,103

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three months ended March 31, 2024 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
Reversal of credit losses	(14)	—	(1)	—	(1)	(16)
Ending balance	$158	$—	$71	$—	$12	$241

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of ASC 326	149	—	65	—	7	221
Provision for credit losses	19	—	1	—	—	20
Ending balance	$158	$—	$71	$—	$12	$241

The following table summarizes the provision for credit losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Provision for credit losses - loans	$99	$994
(Reversal of) provision for credit losses - unfunded commitments	(16)	20
Provision for credit losses	$83	$1,014

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered Pass rated loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the three months ended March 31, 2024, and by fiscal year of origination as of March 31, 2024.

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Watch	641	15,399	4,398	-	-	-	-	20,438
Total commercial construction	641	15,399	4,398	-	-	-	-	20,438

Commercial non-residential
Pass	$2,021	$34,387	$52,760	$26,360	$16,493	$87,069	$-	$219,090
Watch	2,776	16,542	16,259	7,470	11,645	37,747	-	92,439
Special mention	-	-	-	896	360	6,084	-	7,340
Substandard	-	-	2,895	1,386	460	5,631	-	10,372
Total commercial non-residential	4,797	50,929	71,914	36,112	28,958	136,531	-	329,241

Multifamily
Pass	$-	$804	$18,681	$30,175	$2,084	$5,832	$-	$57,576
Watch	-	1,000	6,732	11,895	-	10,331	-	29,958
Substandard	-	-	-	-	-	347		347
Total multifamily	-	1,804	25,413	42,070	2,084	16,510	-	87,881

Residential
Performing	$3,034	$28,170	$25,068	$2,122	$2,708	$16,601	$-	$77,703
Non-performing	-	-	-	-	-	1,143	-	1,143
Total residential	3,034	28,170	25,068	2,122	2,708	17,744	-	78,846

Commercial and industrial
Pass	$2,382	$12,044	$25,244	$10,193	$1,241	$1,940	$10,446	$63,490
Watch	676	2,005	3,129	296	470	1,591	16,483	24,650
Special mention	-	224	-	275	108	24	-	631
Substandard	-	-	-	-	-	869	1,651	2,520
Total commercial and industrial	3,058	14,273	28,373	10,764	1,819	4,424	28,580	91,291
Current-period gross write-offs	-	-	-	-	-	32	2	34

Indirect automobile
Performing	$15,025	$93,746	$145,617	$64,530	$28,830	$18,787	$-	$366,535
Non-performing	-	50	161	182	53	30	-	476
Total indirect automobile	15,025	93,796	145,778	64,712	28,883	18,817	-	367,011
Current-period gross write-offs	-	153	414	210	61	57	-	895

Home equity
Performing	$-	$-	$-	$-	$-	$4,155	$7,200	$11,355
Non-performing	-	-	-	-	-	99	40	139
Total home equity	-	-	-	-	-	4,254	7,240	11,494

Other consumer
Performing	$694	$2,507	$3,057	$729	$308	$116	$228	$7,639
Non-performing	-	-	-	2	-	-	-	2
Total other consumer	694	2,507	3,057	731	308	116	228	7,641
Current-period gross write-offs	-	4	-	3	24	-	1	32

Total Loans
Pass/performing	$23,156	$171,658	$270,427	$134,109	$51,664	$134,500	$17,874	$803,388
Watch	4,093	34,946	30,518	19,661	12,115	49,669	16,483	167,485
Special mention	0	224	0	1,171	468	6,108	-	7,971
Substandard	-	-	2,895	1,386	460	6,500	1,651	12,892
Non-performing	-	50	161	184	53	1,272	40	1,760
Total Loans	$27,249	$206,878	$304,001	$156,511	$64,760	$198,396	$36,048	$993,843
Total Current-period gross write-offs	$0	$157	$414	$213	$85	$89	$3	$961

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the year ended December 31, 2023, and by fiscal year of origination as of December 31, 2023.

							Revolving
	Loans by Origination Year						Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$8,227	$-	$-	$-	$-	$-	$8,227
Watch	9,328	2,653	-	-	-	-	-	11,981
Total commercial construction	9,328	10,880	-	-	-	-	-	20,208

Commercial non-residential
Pass	$34,508	$43,534	$26,600	$16,673	$39,943	$44,412	$-	$205,670
Watch	16,575	19,235	14,854	12,747	7,573	38,004	-	108,988
Special mention	-	-	-	-	5,884	963	-	6,847
Substandard	-	-	-	-	465	2,523	-	2,988
Total commercial non-residential	51,083	62,769	41,454	29,420	53,865	85,902	-	324,493

Multifamily
Pass	$807	$18,765	$30,374	$2,100	$1,540	$4,348	$-	$57,934
Watch	1,000	6,754	6,925	-	1,265	9,498	-	25,442
Total multifamily	1,807	25,519	37,299	2,100	2,805	13,846	-	83,376

Residential
Performing	$28,670	$25,260	$2,150	$2,732	$2,626	$14,197	$-	$75,635
Non-performing	-	257	-	-	-	1,367	-	1,624
Total residential	28,670	25,517	2,150	2,732	2,626	15,564	-	77,259
Current-period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	$12,637	$26,070	$10,804	$1,474	$962	$1,254	$11,662	$64,863
Watch	2,082	3,227	321	620	482	1,603	14,204	22,539
Special mention	224	-	301	-	33	-	-	558
Substandard	-	-	-	-	83	841	43	967
Total commercial and industrial	14,943	29,297	11,426	2,094	1,560	3,698	25,909	88,927
Current-period gross write-offs	-	-	710	-	-	126	-	836

Indirect automobile
Performing	$101,230	$160,439	$72,941	$34,196	$19,035	$5,773	$-	$393,614
Non-performing	31	259	196	69	63	13	-	631
Total indirect automobile	101,261	160,698	73,137	34,265	19,098	5,786	-	394,245
Current-period gross write-offs	198	1,492	1,034	418	309	126	-	3,577

Home equity
Performing	$-	$-	$-	$-	$34	$4,064	$7,793	$11,891
Non-performing	-	-	-	-	-	99	-	99
Total home equity	-	-	-	-	34	4,163	7,793	11,990

Other consumer
Performing	$2,928	$3,477	$856	$411	$138	$22	$238	$8,070
Non-performing	-	-	-	24	-	-	1	25
Total other consumer	2,928	3,477	856	435	138	22	239	8,095
Current-period gross write-offs	8	30	10	11	-	3	-	62

Total Loans
Pass/performing	$180,780	$285,772	$143,725	$57,586	$64,278	$74,070	$19,693	$825,904
Watch	28,985	31,869	22,100	13,367	9,320	49,105	14,204	168,950
Special mention	224	-	301	0	5,917	963	-	7,405
Substandard	-	-	-	-	548	3,364	43	3,955
Non-performing	31	516	196	93	63	1,479	1	2,379
Total Loans	$210,020	$318,157	$166,322	$71,046	$80,126	$128,981	$33,941	$1,008,593
Total Current-period gross write-offs	$206	$1,522	$1,754	$429	$309	$255	$-	$4,475

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first three months of 2024 or 2023.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$246	$334
Amortization	(21)	(24)

Ending balance	$225	$310
Accumulated amortization and impairment	$1,052	$967

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $21 and $24 of amortization expense related to its intangible assets for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2024	$58
2025	60
2026	29
2027	21
2028	16
Thereafter	41
Total	$225

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2024	2023
Non-interest bearing demand deposits	$236,957	$249,793
Interest bearing accounts:
NOW(1)	126,058	125,628
Savings	144,932	146,172
Money market	196,107	190,864
Time certificates of deposit	332,970	318,046
Total interest bearing accounts	800,067	780,710
Total deposits	$1,037,024	$1,030,503
(1)	Negotiable order of withdrawal

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to Federal Deposit Insurance Corporation (“FDIC”) insurance deposit products in aggregate amounts exceeding the current limits for depositors. At March 31, 2024 and December 31, 2023, total reciprocal deposits were $43,488 and $40,009. Included in time certificates of deposit at March 31, 2024 and December 31, 2023 were reciprocal deposits totaling $27,580 and $23,357, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $15,908 and $16,652 at March 31, 2024 and December 31, 2023, respectively.

The Company had no brokered deposits at either March 31, 2024 or December 31, 2023. Time certificates of deposit in denominations of $250 or greater were $100,385 and $100,063 as of March 31, 2024 and December 31, 2023, respectively.

Contractual maturities of time certificates of deposit at March 31, 2024 are summarized below:

March 31,
2024
Within 1 year	$324,632
1 – 2 years	5,115
2 – 3 years	1,561
3 – 4 years	428
4 – 5 years	1,234
Total	$332,970

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At March 31, 2024 and December 31, 2023, the Bank had access to a preapproved secured line of credit with the FHLB of $649,283 and $656,516, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At March 31, 2024 and December 31, 2023, the Bank had pledged assets of $227,899 and $228,172, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either March 31, 2024 or December 31, 2023. These borrowings would mature the following business day.

The outstanding principal amounts and the related terms and rates at March 31, 2024 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	$10,000	April 23, 2024	5.70%	$10,000	$—
Fixed short-term	10,000	May 17, 2024	5.59%	10,000	—
Fixed short-term	10,000	June 17, 2024	5.60%	10,000	—
Fixed short-term	10,000	July 17, 2024	5.59%	10,000	—
Fixed short-term	10,000	August 6, 2024	5.42%	10,000	—
Fixed short-term	10,000	September 6, 2024	5.39%	10,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	—	20,000
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$108,064	Weighted Average Rate	4.99%	$60,000	$48,064

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2024 or December 31, 2023.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

0.26% was 7.58%  and 7.64% at March 31, 2024 and December 31, 2023, respectively. The subordinated debentures mature on May 23, 2035.

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2024 or December 31, 2023.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either March 31, 2024 or December 31, 2023.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2024	2023
Projected and accumulated benefit obligation	$(17,986)	$(17,868)
Plan assets at fair value	18,139	18,062
Funded status included in accrued expenses and other liabilities	$153	$194

The net periodic pension cost and amounts recognized in other expense are as follows:

	Three months ended March 31,
	2024	2023
Interest cost	$213	$215
Expected return on plan assets	(249)	(232)
Amortization of unrecognized loss	74	93
Net periodic cost	$38	$76

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of March 31, 2024, the investment funds included six equity funds and two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first three months of 2024 or 2023.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,686	$—	$—	$12,686
Equity	5,453	—	—	5,453
Total assets at fair value	$18,139	$—	$—	$18,139

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,293	$—	$—	$12,293
Equity	5,769	—	—	5,769
Total assets at fair value	$18,062	$—	$—	$18,062

The pooled separate accounts are valued at the net asset per unit, based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2023 included in the Annual Report on Form 10-K.

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $269 and $286 for the three months ended March 31, 2024 and 2023, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2024 and December 31, 2023, total amounts due to participants of $3,483 and $3,278, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $63 and $51 for the three months ended March 31, 2024 and 2023, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2024 and December 31, 2023, $1,980 and $1,962, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $45 and $131 for the three months ended March 31, 2024 and 2023, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,655 and $1,642 at March 31, 2024 and December 31, 2023, respectively. The Company recognized expenses of $13 for both of the three-month periods ended March 31, 2024 and March 31, 2023, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,072 and $2,068 at March 31, 2024 and December 31, 2023, respectively. The Company recognized expenses of $14 and $16 for the three months ended March 31, 2024 and 2023, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (8.50% at January 1, 2024). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2024 was $3,612. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	March 31,	December 31,
	2024	2023
Allocated	109,107	87,286
Committed to be allocated	5,454	21,821
Unallocated	321,864	327,318
Paid out to participants	(10,988)	(10,988)
Total shares	425,437	425,437

The fair value of unallocated shares was $2,720 at March 31, 2024.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2024 and 2023 was $46 and $49, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “EIP”).  The  EIP authorizes the issuance to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represented 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the stock offering of Rhinebeck Bancorp.

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vested annually over a three-year period from the date of the grant and the term of each option is ten years. As of March 31, 2024, there were 105,146 stock options and 49,778 restricted stock awards that remained available for future grants.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

A summary of options under the 2020 EIP as of March 31, 2024 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	436,263	$6.62	6.64
Expired	(1,333)	6.57	-
Options outstanding at March 31, 2024	434,930	$6.62	6.50
Options exercisable at March 31, 2024	434,930	$6.62	6.50

At March 31, 2024, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $806. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on March 31, 2024.

As of March 31, 2024, all of the outstanding stock options and restricted stock awards granted under the 2020 EIP had vested, therefore there were no compensation costs for the three months ended March 31, 2024.

For the three months ended March 31, 2023, share-based compensation of options and restricted stock under the plan totaled $150.

.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of March 31, 2024, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 10.6 years and 10.8 years as of March 31, 2024 and December 31, 2023, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The Company utilized a weighted average discount rate of 2.60% in determining the lease liability as of both March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024 and 2023, total operating lease costs were $182 and $178, respectively, and were included in occupancy and other expense. The right-of-use asset, included in other assets, was $6,157 and $6,307 and the corresponding lease liability, included in accrued expenses and other liabilities, was $6,218 and $6,375 as of March 31, 2024 and December 31, 2023, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024 were as follows:

Years ending December 31:
2024	$573
2025	739
2026	720
2027	676
2028	677
Thereafter	3,778
Total future minimum lease payments	7,163
Amounts representing interest	(945)
Present Value of Net Future Minimum Lease Payments	$6,218

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2024	2023
Commitments to extend credit summarized as follows:
Future loan commitments	$3,401	$5,318
Undisbursed construction loans	40,747	42,482
Undisbursed home equity lines of credit	10,788	10,727
Undisbursed commercial and other line of credit	70,957	69,258
Standby letters of credit	3,115	4,965
Loans sold with recourse	1,155	1,873
Total	$130,163	$134,623

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $166 and $132 related to our swaps is recorded in other assets and other liabilities as of March 31, 2024 and December 31, 2023, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2024	2023
Notational amount	$88,780	$65,420
Fair value	$5,735	$5,343
Weighted average pay rates	5.03%	5.064%
Weighted average receive rates	7.44%	7.49%
Weighted average maturity (in years)	9.04	8.88

Number of Contracts	16	14

In addition, as of March 31, 2024, the Company has four forward rate swaps with a notional value of $30,560 and a fair value of $856 with effective dates at various points in 2024 and 2025. These forward swaps have a fixed weighted average pay rate of 5.75% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective. As of December 31, 2023, there were five forward swaps with a notional value of $30,211, a fair value of $970 and a fixed average pay rate of 4.95%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

10.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$145,962	12.99%	$89,892	8.00%	$112,366	10.00%
Tier 1 capital (to risk-weighted assets)	137,749	12.26%	67,419	6.00%	89,892	8.00%
Common equity tier one capital (to risk weighted assets)	137,749	12.26%	50,564	4.50%	73,038	6.50%
Tier 1 capital (to average assets)	137,749	10.28%	53,582	4.00%	66,977	5.00%

	December 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,675	12.70%	$91,154	8.00%	$113,942	10.00%
Tier 1 capital (to risk-weighted assets)	136,295	11.96%	68,365	6.00%	91,154	8.00%
Common equity tier one capital (to risk weighted assets)	136,295	11.96%	51,274	4.50%	74,062	6.50%
Tier 1 capital (to average assets)	136,295	10.10%	53,990	4.00%	67,488	5.00%

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

Loans

Loans receivable are carried at cost. For variable rate loans, which reprice frequently, carrying values are a reasonable estimate of fair values adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year end rates, estimated using local market data, at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral-dependent individually analyzed loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2024
Assets:
U.S. Treasury securities	$19,143	$19,143	$—	$—
U.S. government agency mortgage-backed securities-residential	124,134	—	124,134	—
U.S. government agency securities	23,096	—	23,096	—
Municipal securities	2,882	—	2,767	115
Corporate Bonds	12,734	—	12,734	—
Other	656	—	656	—
Total available for sale securities	182,645	19,143	163,387	115
Loan level interest rate swaps	6,591	—	6,591	—
Total assets	$189,236	$19,143	$169,978	$115
Liabilities:
Loan level interest rate swaps	$6,591	$—	$6,591	$—
Total liabilities	$6,591	$—	$6,591	$—

	December 31, 2023
Assets:
U.S. Treasury securities	$24,006	$24,006	$—	$—
U.S. government agency mortgage-backed securities – residential	128,580	—	128,580	—
U.S. government agency securities	23,158	—	23,158	—
Municipal securities	2,903	—	2,788	115
Corporate Bonds	12,640	—	12,640	—
Other	698	—	698	—
Total available for sale securities	191,985	24,006	167,864	115
Loan level interest rate swaps	6,278	—	6,278	—
Total assets	$198,263	$24,006	$174,142	$115
Liabilities:
Loan level interest rate swaps	$6,278	$—	$6,278	$—
Total liabilities	$6,278	$—	$6,278	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2024
Individually analyzed loans, with specific reserves	$1,189	$—	$—	$1,189
Total	$1,189	$—	$—	$1,189

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	$—	$—	$758
Other real estate owned	25	—	—	25
Total	$783	$—	$—	$783

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $1,579 and $973 with valuation allowances of $390 and $215 and fair values of $1,189 and $758 at March 31, 2024 and December 31, 2023, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2024
Individually analyzed loans, with specific reserves	$1,189	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	25	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraised value.

(3)	Estimated costs to sell.

The estimated fair value amounts for 2024 and 2023 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	March 31,		December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$30,672	$30,672	$22,129	$22,129
Available for sale securities (Level 1)	19,143	19,143	24,006	24,006
Available for sale securities (Level 2)	163,387	163,387	167,864	167,864
Available for sale securities (Level 3)	115	115	115	115
Loan level interest rate swaps (Level 2)	6,591	6,591	6,278	6,278
FHLB stock (Level 2)	5,614	5,614	6,514	6,514
Loans, net (Level 3)	993,346	972,258	1,008,851	979,037
Accrued interest receivable (Level 2)	4,611	4,611	4,616	4,616
Mortgage servicing rights (Level 3)	1,880	4,520	1,977	4,720
Financial Liabilities:
Deposits (Level 2)	1,037,024	962,985	1,030,503	948,140
Mortgagors' escrow accounts (Level 2)	7,301	7,301	9,274	9,274
FHLB advances (Level 2)	108,064	107,057	128,064	127,592
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	6,591	6,591	6,278	6,278
Accrued interest payable (Level 2)	1,681	1,681	1,488	1,488

12.  Accumulated Other Comprehensive Loss

The components of other comprehensive loss at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
Securities available for sale:
Net unrealized loss on securities available for sale	$(33,744)	$(33,009)
Related deferred tax	7,087	6,932
Net accumulated other comprehensive loss	(26,657)	(26,077)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(4,330)	(4,330)
Related deferred tax	909	909
Net accumulated other comprehensive loss	(3,421)	(3,421)
Total accumulated other comprehensive loss	$(30,078)	$(29,498)

(1)    Related deferred tax is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

13.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three months ended March 31, 2024 or 2023. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended March 31,
	2024	2023
Net income applicable to common stock	$1,121	$798

Average number of common shares outstanding	11,072,607	11,228,299
Less: Average unearned ESOP shares	324,601	346,414
Average number of common shares outstanding used to calculate basic earnings per common share	10,748,006	10,881,885
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	34,822
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	96,281	104,688
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,844,287	11,021,395

Earnings per Common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Forward-looking statements, by their nature, are subject to risks and uncertainties.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates or methodology in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	our ability to manage or reduce expenses;
●	changes in the determination of goodwill impairment;

●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus (“COVID-19”) pandemic, or other public health emergencies.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the consolidated financial statements.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, and/or other factors that management believes to be reasonable.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. We consider the allowance for credit losses to be our most critical accounting policy.

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Terms of Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2024.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets were $1.30 billion at March 31, 2024 as compared to $1.31 billion at December 31, 2023, reflecting a decrease of $14.4 million, or 1.1%. Loans receivable decreased by $15.5 million, or 1.5%, available for sale securities decreased $9.3 million, or 4.9%, premises and equipment decreased $3.0 million, or 16.9%, and Federal Home Loan Bank stock decreased $900,000. The decreases were partially offset by an increase in cash of $8.5 million, or 38.6%, and an increase in other assets of $5.5 million, or 28.8%.

Cash and Cash Equivalents. Cash and cash equivalents increased $8.5 million, or 38.6%, to $30.7 million at March 31, 2024 from $22.1 million at December 31, 2023, primarily due to an increase in deposits held at the Federal Reserve Bank of New York as customer deposits increased, specifically time certificates and money market accounts.

Investment Securities Available for Sale. Investment securities available for sale decreased 9.3 million, or 4.9%, to $182.6 million at March 31, 2024 from $192.0 million at December 31, 2023, primarily due to paydowns, calls and maturities of $8.5 million and an increase in the unrealized loss of $734,000. The proceeds from the maturity of securities were primarily used to paydown the advances from the Federal Home Loan Bank.

Net Loans. Total net loans receivable were $993.3 million at March 31, 2024, a decrease of $15.5 million, or 1.5%, as compared to $1.01 billion at December 31, 2023. The decrease was primarily due to a decrease in indirect automobile loans of $27.2 million, or 6.9%, reflecting a strategic decision to decrease that loan portfolio as a percentage of our balance sheet. Partially offsetting the decreases in automobile loans were increases in commercial real estate loans of $9.5 million, or 2.2%, residential real estate loans of $1.6 million, or 2.1%, and commercial and industrial loans of $2.4 million, or 2.7%. Non-accrual loans increased $379,000, or 9.1%, to $4.6 million at March 31, 2024 from $4.2 million at December 31, 2023.

Federal Home Loan Bank Stock. FHLB stock decreased $900,000, or 13.8%, to $5.6 million at March 31, 2024, primarily due to a reduction in mandatory FHLB stock in connection with the pay-off of $20.0 million in advances during the quarter ended March 31, 2024.

Premises and Equipment.  Premises and equipment decreased $3.0 million, or 16.9%, to $14.6 million at March 31, 2024 from $17.6 million at March 31, 2023 as the Beacon branch office was sold in February of 2024 for $2.9 million. The sale included the land and building as well of all branch furniture and equipment. All of the branch accounts were redomiciled to the customer’s nearest branch and all employees were placed in open positions.

Other Assets. Other assets increased $5.5 million, or 28.8%, primarily due to a $5.0 million U.S. Treasury bond that matured on March 31, 2024 and was awaiting settlement.

Total Liabilities. Total liabilities decreased $15.0 million, or 1.3%, to $1.18 billion at March 31, 2024 from $1.20 billion at December 31, 2023, primarily due to a decrease in borrowings of $20.0 million and a decrease in mortgagors’ escrow accounts of $2.0 million, partially offset by an increase in deposits of $6.5 million.

Deposits. Deposits increased $6.5 million, or 0.6%, to $1.04 billion at March 31, 2024 from $1.03 billion at December 31, 2023. For the quarter ended March 31, 2024, interest-bearing accounts increased $19.4 million, or 2.5%, to $800.1 million, while non-interest bearing balances decreased $12.8 million, or 5.1%, to $237.0 million. Of the interest bearing accounts, transaction accounts (including NOW, savings and money market accounts) increased $4.4 million, or 1.0%, while time deposits increased $14.9 million, or 4.7%, at March 31, 2024. The continued growth in interest-bearing deposits was primarily due a shift in deposits from non-interest bearing and lower-yielding transaction accounts to higher-yielding time deposits and money market accounts as customers sought higher interest rates, contributing to the decrease in non-interest bearing and lower interest-bearing deposits.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $43.5 million and $40.0 million, respectively, at March 31, 2024. We had no brokered deposits at either March 31, 2024 or December 31, 2023.

Mortgagors’ escrow accounts. Mortgagors’ escrow accounts decreased $2.0 million, or 21.3%, from $9.3 million at December 31, 2023 to $7.3 million at March 31, 2024, primarily due to the timing of tax disbursements.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased $20.0 million, or 15.6%, from $128.1 million at December 31, 2023 to $108.1 million at March 31, 2024, primarily as the proceeds from the maturity of securities and a reduction in the origination of indirect automobile loans was used to pay down the debt.

Stockholders’ Equity. Stockholders' equity increased $587,000, or 0.5%, to $114.3 million at March 31, 2024 from $113.7 million at December 31, 2023. The increase was primarily due to net income of $1.1 million, partially offset by a $580,000 increase in accumulated other comprehensive loss primarily reflecting valuation changes in our available-for-sale securities portfolio due to current financial market conditions. At March 31, 2024, the Company’s book value per share was $10.32 and the Company’s ratio of stockholders’ equity-to-total assets was 8.80%. At December 31, 2023, the Company’s book value per share was $10.27 and the Company’s ratio of stockholders’ equity-to-total assets was 8.66%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.2 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Income. Net income for the three months ended March 31, 2024 increased $323,000, or 40.5%, to $1.1 million, or $0.10 per diluted share, compared to net income of $798,000, or $0.07 per diluted share, for the three months ended March 31, 2023. Interest and dividend income increased $1.0 million, or 7.1%, interest expense increased $2.0 million, or 42.2%, the provision for credit losses decreased $931,000, or 91.8%, non-interest income increased $130,000, or 9.4%, non-interest expense decreased $326,000, or 3.5%, and taxes increased $96,000, or 42.7%, between comparable quarters.

Net Interest Income. Net interest income decreased $968,000, or 9.8%, to $8.9 million for the three months ended March 31, 2024, compared to $9.9 million for the quarter ended March 31, 2023. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 3.1% to 131.88% while our net interest margin decreased by 29 basis points to 2.92% when comparing the first quarter of 2024 to the same quarter in 2023.

Interest Income. Interest income increased $1.0 million, or 7.1%, to $15.6 million for the three months ended March 31, 2024 from $14.6 million for the comparable 2023 period primarily due to the rising interest rate environment and an increase in the average balance of loans, offset by a decrease in the average balance of available for sale securities. The overall average yield of interest-earning assets increased by 39 basis points to 5.14% and the overall average balance of interest-earning assets decreased $23.0 million, or 1.8%.  The average yield on loans increased 31 basis points, while the average yield on available for sale securities increased 13 basis points.. For the three months ended March 31, 2024, the average balance of loans increased $6.7 million, while the average balance of available for sale securities decreased $32.2 million when compared to the three months ended March 31, 2023.

Interest Expense. Interest expense increased $2.0 million, or 42.2%, from $4.7 million for the quarter ended March 31, 2023, to $6.7 million for the quarter ended March 31, 2024. The average cost of interest-bearing liabilities increased 82 basis points to 2.92% for the quarter ended March 31, 2024, due to the current interest rate environment, a greater proportion of deposits consisting of higher-yielding certificates of deposit, and the higher average balance of borrowings. The average balance of total interest-bearing liabilities also increased $12.0 million, or 1.3%, to $928.3 million. Between the three months ended March 31, 2023 and 2024, the average cost of Federal Home Loan Bank advances increased by 33 basis points and the average balance increased by $63.0 million. An increase of $89.7 million, or 36.8%, in the average balance of certificates of deposit was offset by a decrease of $139.9 million, or 23.3%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. The provision for credit losses on loans decreased by $931,000, or 91.8%, from $1.0 million for the quarter ended March 31, 2023 to $83,000 for the current quarter. The decrease was primarily attributable to decreased loan production during the quarter, changes to qualitative factors in response to improving economic conditions and decreased charge-offs.

Net charge-offs decreased $164,000 from $414,000 for the first quarter of 2023 to $250,000 for the first quarter of 2024. The decrease was primarily due to decreased net charge-offs of indirect automobile loans of $208,000. The percentage of overdue account balances to total loans decreased to 1.84% as of March 31, 2024 from 1.90% as of December 31, 2023, while non-performing assets increased $354,000, or 8.4%, to $4.6 million at March 31, 2024.

Non-Interest Income. Non-interest income totaled $1.5 million for the three months ended March 31, 2024, an increase of $130,000, or 9.4%, from the comparable period in 2023, due primarily to an increase of $72,000, or 23.3%, in investment advisory income resulting from the improved investment market and economic conditions, an increase of $36,000 in the net gain on sales of mortgage loans as we sold $2.0 million of residential mortgage loans in the first quarter of 2024 as compared to $1.1 million in the first quarter of 2023, and an increase of $35,000 in service charges on deposit accounts.

Non-Interest Expense. For the first quarter of 2024, non-interest expense totaled $8.9 million, a decrease of $326,000, or 3.5%, over the comparable period in 2023. The decrease was primarily due to a $248,000, or 4.7%, decrease in salaries and benefits  due to a Company-wide reduction in force of approximately 5% in the first quarter of 2023. Other non-interest expense decreased $108,000, or 6.6%, primarily due to decreased retail banking expenses. FDIC deposit insurance and other insurance decreased $29,000, or 10.3%, primarily due a decreased assessment rate while occupancy expense decreased $26,000, or 2.4%, due to a branch closure in the first quarter of 2024. Professional fees, data processing fees and marketing expense increased by $48,000, $23,000 and $17,000, respectively, partially offsetting the other decreases in non-interest expense.

Income Taxes. Income taxes increased by $96,000, or 42.7%, for the three months ended March 31, 2024 as compared to the same three month period in 2023 as our income before income taxes increased. Our effective tax rate for the three months ended March 31, 2024 was 22.26% compared to 21.99% for the three months ended March 31, 2023.

Average Balance Sheets for the Three Months Ended March 31, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$17,274	$217	5.05%	$17,691	$189	4.33%
Loans(1)	1,009,612	14,381	5.73%	1,002,908	13,395	5.42%
Available for sale securities	190,900	870	1.83%	223,067	936	1.70%
Other interest-earning assets	6,441	167	10.43%	3,523	82	9.44%
Total interest-earning assets	1,224,227	15,635	5.14%	1,247,189	14,602	4.75%
Non-interest-earning assets	88,866			87,547
Total assets	$1,313,093			$1,334,736
Liabilities and equity:
NOW accounts	$123,779	$42	0.14%	$144,128	$49	0.14%
Money market accounts	188,896	1,259	2.68%	281,198	1,835	2.65%
Savings accounts	147,116	132	0.36%	174,370	157	0.37%
Certificates of deposit	333,342	3,681	4.44%	243,675	1,909	3.18%
Total interest-bearing deposits	793,133	5,114	2.59%	843,371	3,950	1.90%
Escrow accounts	7,017	20	1.15%	7,761	20	1.05%
Federal Home Loan Bank advances	122,993	1,507	4.93%	60,007	681	4.60%
Subordinated debt	5,155	98	7.65%	5,155	87	6.84%
Total other interest-bearing liabilities	135,165	1,625	4.84%	72,923	788	4.38%
Total interest-bearing liabilities	928,298	6,739	2.92%	916,294	4,738	2.10%
Non-interest-bearing deposits	243,017			283,887
Other non-interest-bearing liabilities	26,620			24,979
Total liabilities	1,197,935			1,225,160
Total stockholders’ equity	115,158			109,576
Total liabilities and stockholders’ equity	$1,313,093			$1,334,736
Net interest income		$8,896			$9,864
Interest rate spread			2.22%			2.65%
Net interest margin(2)			2.92%			3.21%
Average interest-earning assets to average interest-bearing liabilities			131.88%			136.11%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $17,000 and $16,000 for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31, 2024
	Compared to Three Months Ended
	March 31, 2023
	Increase (Decrease)
	Due to
	Volume	Rate	Net

	(unaudited)
Interest income:
Interest bearing depository accounts	$(5)	$33	$28
Loans receivable	90	896	986
Available for sale securities	(142)	76	(66)
Other interest-earning assets	75	10	85
Total interest-earning assets	18	1,015	1,033
Interest expense:
Deposits	193	971	1,164
Escrow accounts	(2)	2	—
Federal Home Loan Bank advances	768	58	826
Subordinated debt	—	11	11
Total interest-bearing liabilities	959	1,042	2,001
Net decrease in net interest income	$(941)	$(27)	$(968)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans and securities, have longer maturities than our liabilities, consisting primarily of deposits and Federal Home Loan Bank advances. As a result, a principal part of our business strategy is to manage our exposure to changes in market interest rates. Accordingly, the Board of Directors maintains a management-level Asset/Liability Management Committee (the “ALCO”), which takes primary responsibility for reviewing the Company’s asset/liability management process and related procedures, establishing and monitoring reporting systems and ascertaining that established asset/liability strategies are being maintained. On at least a quarterly basis, the ALCO reviews and reports to the Board asset/liability management outcomes from various modeling scenarios. The ALCO also implements any changes in strategies and reviews the performance of any specific asset/liability management actions that have been implemented.

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2024 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$113,537	$(51,313)	(31.1)%	9.67%	(25.0)%
300	125,161	(39,689)	(24.1)%	10.46%	(19.0)%
200	138,208	(26,642)	(16.2)%	11.30%	(12.4)%
100	151,212	(13,638)	(8.3)%	12.10%	(6.2)%
0	164,850	—	—%	12.90%	—%
(100)	168,508	3,658	2.2%	12.91%	0.0%
(200)	168,645	3,795	2.3%	12.63%	(2.1)%
(300)	162,663	(2,187)	(1.3)%	11.92%	(7.6)%
(400)	147,475	(17,375)	(10.5)%	10.57%	(18.1)%

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

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash used in operating activities was $3.5 million for the three months ended March 31, 2024 as compared to net cash provided by operating activities of $3.1 million for the three months ended March 31, 2023. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. The cash outflow in operating activities was primarily due to an increase in other assets of $5.5 million, which was mostly caused by $5.0 million U.S. Treasury bond that matured on March 31, 2024 and was awaiting settlement. Net cash provided by investing activities was $27.5 million for the three months ended March 31, 2024, while net cash used in investing activities was $9.6 million for the three months ended March 31, 2023, principally reflecting our investment security and loan activities in the respective periods. A cash inflow of $15.4 million for a decrease in loans was the primary contributor to the cash used in investing activities for the three months ended March 31, 2024 as opposed to a cash outlay of $11.6 million for an increase in loans for the three months ended March 31, 2023. Proceeds from the maturities of securities was also a main contributor to the cash provided by investing activities. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow of $15.5 million in the three months ended March 31, 2024, as opposed to a net cash inflow of $11.3 million in the comparable 2023 period.

At March 31, 2024, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$30,672
Unencumbered securities	115,747
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	119,834
FRB secured line of credit	353,081
Total available sources of funds	$679,334

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $649,283 at March 31, 2024. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

We are periodically involved in legal proceedings, such as employment-related claims against us, claims to enforce liens, foreclosure or condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incidental to our business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any pending legal proceedings that we believe would have a material effect on our financial condition, results of operations or cash flows.

Item 1A.        Risk Factors

There have been no material changes to the risk factors applicable to the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock. No shares were repurchased under the stock repurchase plan for the three months ended March 31, 2024.

There were no sales of unregistered securities during the quarter ended March 31, 2024.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.0

The following materials for the period ended March 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 9, 2024	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 9, 2024	/s/ Michael J. McDermott
Michael J. McDermott Chief Financial Officer