Form 10-Q
period 2024-06-30
Rhinebeck Bancorp, Inc.
filed 2024-08-08
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

Yes     ☐    No   ☒

As of August 1, 2024, there were 11,087,607 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$14,251	$14,178
Federal funds sold	19,319	7,524
Interest bearing depository accounts	868	427
Total cash and cash equivalents	34,438	22,129

Available for sale securities (at fair value)	174,252	191,985
Loans receivable (net of allowance for credit losses of $7,574 and $8,124, respectively)	982,392	1,008,851
Federal Home Loan Bank stock	4,410	6,514
Accrued interest receivable	4,501	4,616
Cash surrender value of life insurance	30,402	30,031
Deferred tax assets (net of valuation allowance of $615 and $598, respectively)	9,908	9,936
Premises and equipment, net	14,346	17,567
Other real estate owned	—	25
Goodwill	2,235	2,235
Intangible assets, net	205	246
Other assets	18,876	19,067
Total assets	$1,275,965	$1,313,202
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$240,764	$249,793
Interest bearing	791,185	780,710
Total deposits	1,031,949	1,030,503

Mortgagors’ escrow accounts	12,028	9,274
Advances from the Federal Home Loan Bank	79,773	128,064
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	30,864	26,521
Total liabilities	1,159,769	1,199,517

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,072,607)	111	111
Additional paid-in capital	45,939	45,959
Unearned common stock held by the employee stock ownership plan	(3,164)	(3,273)
Retained earnings	102,482	100,386
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(25,778)	(26,077)
Defined benefit pension plan, net of taxes	(3,394)	(3,421)
Total accumulated other comprehensive loss	(29,172)	(29,498)
Total stockholders’ equity	116,196	113,685
Total liabilities and stockholders’ equity	$1,275,965	$1,313,202

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$14,524	$13,313	$28,905	$26,708
Interest and dividends on securities	957	1,228	1,994	2,246
Other income	295	398	512	587
Total interest and dividend income	15,776	14,939	31,411	29,541
Interest Expense
Interest expense on deposits	5,370	4,264	10,504	8,234
Interest expense on borrowings	1,269	1,375	2,874	2,143
Total interest expense	6,639	5,639	13,378	10,377
Net interest income	9,137	9,300	18,033	19,164
Provision for (reversal of) credit losses	447	(452)	530	562
Net interest income after provision for (reversal of) credit losses	8,690	9,752	17,503	18,602
Non-interest Income
Service charges on deposit accounts	736	718	1,479	1,426
Net gain on sales of loans	35	52	81	62
Increase in cash surrender value of life insurance	188	164	372	324
Net gain from sale of other real estate owned	—	—	4	—
Gain (loss) on disposal of premises and equipment	—	19	(18)	36
Investment advisory income	378	234	759	543
Other	177	171	343	343
Total non-interest income	1,514	1,358	3,020	2,734
Non-interest Expense
Salaries and employee benefits	4,912	4,952	9,904	10,192
Occupancy	1,062	1,087	2,115	2,166
Data processing	521	506	1,016	978
Professional fees	458	616	872	982
Marketing	115	143	236	247
FDIC deposit insurance and other insurance	261	354	514	636
Amortization of intangible assets	20	21	41	45
Other	1,598	1,610	3,126	3,246
Total non-interest expense	8,947	9,289	17,824	18,492
Income before income taxes	1,257	1,821	2,699	2,844
Provision for income taxes	282	390	603	615
Net income	$975	$1,431	$2,096	$2,229

Earnings per common share:
Basic	$0.09	$0.13	$0.19	$0.21
Diluted	$0.09	$0.13	$0.19	$0.20

Weighted average shares outstanding, basic	10,753,460	10,823,598	10,750,733	10,852,563
Weighted average shares outstanding, diluted	10,819,751	10,882,837	10,832,303	10,956,468

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$975	$1,431	$2,096	$2,229
Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	1,113	(3,847)	379	(1,036)
Net unrealized gains (losses) on available for sale securities	1,113	(3,847)	379	(1,036)
Tax effect	(234)	808	(80)	218
Unrealized gains (losses) on available for sale securities, net of tax	879	(3,039)	299	(818)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	183	(389)	183	(389)
Reclassification adjustment for amortization of net actuarial loss (a)	(149)	(187)	(149)	(187)
Total	34	(576)	34	(576)
Tax effect (b)	(7)	121	(7)	121
Defined benefit pension plan gains (losses), net of tax	27	(455)	27	(455)
Other comprehensive income (loss):	906	(3,494)	326	(1,273)
Total Comprehensive Income (Loss)	$1,881	$(2,063)	$2,422	$956
(a)	Included in other non-interest expense on the consolidated statements of income.
(b)

Includes ($31) for both the three and six months ended June 30, 2024 and ($39) for the three and six months ended June 30, 2023, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132

Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499
Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

Net income	—	—	—	1,431	—	1,431
Other comprehensive income	—	—	—	—	(3,494)	(3,494)
ESOP shares committed to be allocated	—	(16)	55	—	—	39
Share-based compensation expense	—	150	—	—	—	150
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Balance at June 30, 2023	$111	$45,976	$(3,382)	$98,220	$(33,462)	$107,463

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net income	—	—	—	1,121	—	1,121
Other comprehensive loss	—	—	—	—	(580)	(580)
ESOP shares committed to be allocated	—	(8)	54	—	—	46
Balance at March 31, 2024	$111	$45,951	$(3,219)	$101,507	$(30,078)	$114,272

Net income	—	—	—	975	—	975
Other comprehensive income	—	—	—	—	906	906
ESOP shares committed to be allocated	—	(12)	55	—	—	43
Balance at June 30, 2024	$111	$45,939	$(3,164)	$102,482	$(29,172)	$116,196

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,096	$2,229
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	115	145
Net realized gain on sale of other real estate owned	(4)	—
Provision for credit losses	530	562
Loans originated for sale	(2,673)	(2,805)
Proceeds from sale of loans	3,398	2,688
Net gain on sale of loans	(81)	(62)
Amortization of intangible assets	41	45
Depreciation and amortization	685	695
Net loss (gain) from disposal of premises and equipment	18	(36)
Deferred income tax benefit	(59)	(276)
Increase in cash surrender value of insurance	(372)	(324)
Net decrease in accrued interest receivable	115	1,235
Expense of earned ESOP shares	89	88
Share-based compensation expense	—	300
Net decrease (increase) in other assets	191	(1,336)
Net increase in accrued expenses and other liabilities	4,378	1,281
Net cash provided by operating activities	8,467	4,429
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	17,997	15,624
Net purchases of FHLB Stock	2,104	(2,284)
Net decrease in loans	25,285	6,327
Purchases of bank premises and equipment	(373)	(204)
Proceeds from disposal of premises and equipment	2,891	70
Proceeds from sale of other real estate owned	29	—
Net cash provided by investing activities	47,933	19,533
Cash Flows from Financing Activities
Net decrease in demand deposits, NOW, money market and savings accounts	(18,314)	(126,244)
Net increase in time deposits	19,760	73,767
Net decrease in mortgagors' escrow accounts	2,754	3,732
Net (decrease) increase in short-term debt	(30,000)	8,727
Net (decrease) increase in long-term debt	(18,291)	40,000
Stock repurchase	—	(1,380)
Net cash used in financing activities	(44,091)	(1,398)
Net increase in cash and cash equivalents	12,309	22,564
Cash and Cash Equivalents
Beginning balance	22,129	31,384
Ending balance	$34,438	$53,948
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$13,515	$9,958
Income taxes	$690	$721

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. As of June 30, 2024, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to the entity’s presentation of cash flows associated with derivative instruments and the related gains and losses in the statement of cash flows. This also requires disclosure of the methods used in the diluted earnings per share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$15,038	$—	$(734)	$14,304
U.S. government agency mortgage-backed securities–residential	148,899	—	(28,227)	120,672
U.S. government agency securities	24,767	—	(1,490)	23,277
Municipal securities(1)	2,734	—	(272)	2,462
Corporate bonds	14,700	—	(1,839)	12,861
Other	745	—	(69)	676
Total	$206,883	$—	$(32,631)	$174,252

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,072	$—	$(1,066)	$24,006
U.S. government agency mortgage-backed securities–residential	156,523	—	(27,943)	128,580
U.S. government agency securities	24,774	—	(1,616)	23,158
Municipal securities(1)	3,163	—	(260)	2,903
Corporate bonds	14,700	—	(2,060)	12,640
Other	763	—	(65)	698
Total	$224,995	$—	$(33,010)	$191,985
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$14,304	$(734)	$14,304	$(734)
U.S. government agency mortgage-backed securities-residential	—	—	120,671	(28,227)	120,671	(28,227)
U.S. government agency securities	—	—	23,277	(1,490)	23,277	(1,490)
Municipal securities	—	—	2,348	(272)	2,348	(272)
Corporate bonds	—	—	12,861	(1,839)	12,861	(1,839)
Other	—	—	650	(69)	650	(69)
Total	$—	$—	$174,111	$(32,631)	$174,111	$(32,631)

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

At June 30, 2024, the Company had 226 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $32,631 with an aggregate depreciation of 15.78% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of June 30, 2024.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at June 30, 2024 and December 31, 2023, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$8,505	$8,337	$15,449	$15,170
After 1 but within 5 years	33,142	30,937	32,860	30,569
After 5 but within 10 years	15,592	13,630	19,400	16,968
After 10 years	—	—	—	—
Total Maturities	57,239	52,904	67,709	62,707
Mortgage-backed securities	148,899	120,672	156,523	128,580
Other	745	676	763	698
Total	$206,883	$174,252	$224,995	$191,985

At June 30, 2024 and December 31, 2023, available for sale securities with a carrying value of $12,233 and $13,130, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at June 30, 2024 and December 31, 2023, $63,354 and $75,769 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the six months ended June 30, 2024, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended June 30, 2024 and December 31, 2023. Total accrued interest receivable on available for sale securities totaled $554 and $602 at June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2024	2023
Commercial real estate loans:
Construction	$23,400	$20,208
Non-residential	332,463	324,493
Multi-family	91,716	83,376
Residential real estate loans	82,560	77,259
Commercial and industrial loans	90,748	88,927
Consumer loans:
Indirect automobile	343,573	394,245
Home equity	11,310	11,990
Other consumer	7,480	8,095
Total gross loans	983,250	1,008,593
Dealer reserves	6,716	8,382
Allowance for credit losses	(7,574)	(8,124)
Total net loans	$982,392	$1,008,851

At June 30, 2024 and December 31, 2023, the unpaid principal balances of loans held for sale included in the residential real estate category above were $264 and $908, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2024
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$23,400	$—	$—	$—	$23,400	$—
Non-residential	330,033	7	473	1,950	332,463	1,950
Multifamily	91,716	—	—	—	91,716	—
Residential real estate	80,981	1,314	64	201	82,560	1,239
Commercial and industrial	90,456	69	64	159	90,748	159
Consumer:
Indirect automobile	332,905	8,201	1,921	546	343,573	583
Home equity	10,941	140	45	184	11,310	184
Other consumer	7,253	150	15	62	7,480	62
Total	$967,685	$9,881	$2,582	$3,102	$983,250	$4,177

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at June 30, 2024.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	June 30, 2024	December 31, 2023
Commercial real estate:
Non-residential	$1,950	$1,152
Residential real estate	1,239	1,624
Commercial and industrial	127	150
Consumer:
Indirect automobile	110	160
Home equity	184	99
Other consumer	2	25
Total	$3,612	$3,210

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	June 30, 2024		December 31, 2023
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial real estate:
Non-residential	$—	$—	$469	$16
Commercial and industrial	32	32	31	32
Consumer:
Indirect automobile	473	146	471	167
Other consumer	60	19	—	—
Total	$565	$197	$971	$215

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the six months ended June 30, 2024, $87 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $3,947 and $4,014, at June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2024 and December 31, 2023, the Company was servicing loans for participants aggregating $50,768 and $44,418, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $198 and $152 at June 30, 2024 and December 31, 2023, respectively, and are all individually analyzed for credit loss.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $274,227 and $282,269 as of June 30, 2024 and December 31, 2023, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At June 30, 2024 and December 31, 2023, the maximum contingent liability associated with loans sold with recourse was $812 and $1,873, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights, included in other assets at June 30, 2024 and December 31, 2023 were $1,782 and $1,977, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the six-month period ended June 30, 2024 or the year ended December 31, 2023.

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2024 is summarized in the table below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$3,039	$355	$566	$3,914	$99	$7,973
Provision for credit losses	58	22	57	249	48	434
Loans charged-off	(291)	—	(48)	(918)	(50)	(1,307)
Recoveries	—	—	1	453	20	474
Ending balance	$2,806	$377	$576	$3,698	$117	$7,574

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2024

Allowance for credit losses:
Beginning balance	$2,716	$346	$606	$4,348	$108	$8,124
Provision for credit losses	381	31	51	11	59	533
Loans charged-off	(291)	—	(82)	(1,813)	(81)	(2,267)
Recoveries	—	—	1	1,152	31	1,184
Ending balance	$2,806	$377	$576	$3,698	$117	$7,574
Ending balance:
Loans individually analyzed	$—	$—	$33	$146	$19	$198
Loans collectively analyzed	$2,806	$377	$543	$3,552	$98	$7,376
Loan receivables:
Ending balance	$447,579	$82,560	$90,748	$343,573	$18,790	$983,250
Ending balance:
Loans individually analyzed	$1,950	$1,239	$159	$583	$344	$4,275
Loans collectively analyzed	$445,629	$81,321	$90,589	$342,990	$18,446	$978,975

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2023 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$2,341	$170	$1,201	$5,278	$113	$9,103
Provision for credit losses	(47)	6	(77)	(327)	(34)	(479)
Loans charged-off	—	—	(710)	(497)	(3)	(1,210)
Recoveries	—	$3	$40	$514	$32	589
Ending balance	$2,294	$179	$454	$4,968	$108	$8,003

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of ASC 326	(860)	54	(383)	1,710	59	580
Provision for credit losses	123	19	626	(223)	(30)	515
Loans charged-off	—	—	(710)	(1,486)	(25)	(2,221)
Recoveries	—	3	40	1,099	44	1,186
Ending balance	$2,294	$179	$454	$4,968	$108	$8,003

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three and six months ended June 30, 2024 and 2023 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$158	$—	$71	$—	$12	$241
Provision for (reversal of) credit losses	2	3	9	—	(1)	13
Ending balance	$160	$3	$80	$—	$11	$254

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
(Reversal of) provision for credit losses	(12)	3	8	—	(2)	(3)
Ending balance	$160	$3	$80	$—	$11	$254

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$168	$—	$66	$—	$7	$241
Provision for (reversal of) credit losses	32	—	(5)	—	—	27
Ending balance	$200	$—	$61	$—	$7	$268

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Six months ended June 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for (reversal of) credit losses	51	—	(4)	—	—	47
Ending balance	$200	$—	$61	$—	$7	$268

The following table summarizes the provision for credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for (reversal of) credit losses - loans	$434	$(479)	$533	$515
Provision for (reversal of) credit losses - unfunded commitments	13	27	(3)	47
Provision for (reversal of) credit losses	$447	$(452)	$530	$562

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the six months ended June 30, 2024, and by fiscal year of origination as of June 30, 2024.

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Watch	640	20,860	1,900	-	-	-	-	23,400
Total commercial construction	640	20,860	1,900	-	-	-	-	23,400

Commercial non-residential
Pass	$9,168	$34,250	$50,911	$26,120	$16,311	$85,473	$-	$222,233
Watch	3,967	16,509	15,374	7,428	11,528	37,110	-	91,916
Special mention	-	-	1,375	887	347	6,041	-	8,650
Substandard	-	-	2,875	1,377	168	5,244	-	9,664
Total commercial non-residential	13,135	50,759	70,535	35,812	28,354	133,868	-	332,463
Current-period gross write-offs	-	-	-	-	-	291	-	291

Multifamily
Pass	$-	$800	$18,596	$29,980	$2,068	$5,775	$-	$57,219
Watch	-	994	11,121	11,789	-	10,249	-	34,153
Substandard	-	-	-	-	-	344		344
Total multifamily	-	1,794	29,717	41,769	2,068	16,368	-	91,716

Residential
Performing	$7,805	$28,270	$24,712	$2,092	$2,686	$15,756	$-	$81,321
Non-performing	-	-	-	-	-	1,239	-	1,239
Total residential	7,805	28,270	24,712	2,092	2,686	16,995	-	82,560

Commercial and industrial
Pass	$5,577	$10,350	$24,380	$9,431	$1,043	$1,778	$11,185	$63,744
Watch	1,192	1,816	3,015	241	442	1,364	15,984	24,054
Special mention	-	224	-	250	103	15	-	592
Substandard	-	-	-	-	-	818	1,540	2,358
Total commercial and industrial	6,769	12,390	27,395	9,922	1,588	3,975	28,709	90,748
Current-period gross write-offs	-	41	-	7	-	34		82

Indirect automobile
Performing	$30,520	$86,519	$131,735	$56,641	$23,895	$13,680	$-	$342,990
Non-performing	-	138	220	154	32	39	-	583
Total indirect automobile	30,520	86,657	131,955	56,795	23,927	13,719	-	343,573
Current-period gross write-offs	30	406	715	413	165	84	-	1,813

Home equity
Performing	$-	$-	$-	$-	$-	$4,032	$7,094	$11,126
Non-performing	-	-	-	-	-	144	40	184
Total home equity	-	-	-	-	-	4,176	7,134	11,310

Other consumer
Performing	$1,480	$2,225	$2,611	$590	$220	$47	$245	$7,418
Non-performing	-	60	2	-	-	-	-	62
Total other consumer	1,480	2,285	2,613	590	220	47	245	7,480
Current-period gross write-offs	-	15	33	6	24	3	-	81

Total Loans
Pass/performing	$54,550	$162,414	$252,945	$124,854	$46,223	$126,541	$18,524	$786,051
Watch	5,799	40,179	31,410	19,458	11,970	48,723	15,984	173,523
Special mention	0	224	1,375	1,137	450	6,056	-	9,242
Substandard	-	-	2,875	1,377	168	6,406	1,540	12,366
Non-performing	-	198	222	154	32	1,422	40	2,068
Total Loans	$60,349	$203,015	$288,827	$146,980	$58,843	$189,148	$36,088	$983,250
Total Current-period gross write-offs	$30	$462	$748	$426	$189	$412	$-	$2,267

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first six months of 2024 or 2023.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$246	$334
Amortization	(41)	(45)

Ending balance	$205	$289
Accumulated amortization and impairment	$1,072	$988

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The intangibles are expected to have useful lives of approximately 13 years. The Company recognized $20 and $21 of amortization expense related to its intangible assets for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $41 and $45 of amortization expense related to its intangible assets for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2024	$38
2025	60
2026	29
2027	21
2028	16
Thereafter	41
Total	$205

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2024	2023
Non-interest bearing demand deposits	$240,764	$249,793
Interest bearing accounts:
NOW(1)	131,930	125,628
Savings	139,898	146,172
Money market	181,551	190,864
Time certificates of deposit	337,806	318,046
Total interest bearing accounts	791,185	780,710
Total deposits	$1,031,949	$1,030,503
(1)	Negotiable order of withdrawal

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to Federal Deposit Insurance Corporation (“FDIC”) insurance deposit products in aggregate amounts exceeding the current limits for depositors. At June 30, 2024 and December 31, 2023, total reciprocal deposits were $44,540 and $40,009, respectively. Included in time certificates of deposit at June 30, 2024 and December 31, 2023 were reciprocal deposits totaling $28,490 and $23,357, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $16,051 and $16,652 at June 30, 2024 and December 31, 2023, respectively.

The Company had no brokered deposits at either June 30, 2024 or December 31, 2023. Time certificates of deposit in denominations of $250 or greater were $93,679 and $100,063 as of June 30, 2024 and December 31, 2023, respectively.

Contractual maturities of time certificates of deposit at June 30, 2024 are summarized below:

June 30,
2024
Within 1 year	$324,748
1 – 2 years	9,070
2 – 3 years	1,346
3 – 4 years	894
4 – 5 years	1,748
Total	$337,806

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At June 30, 2024 and December 31, 2023, the Bank had access to a preapproved secured line of credit with the FHLB of $637,912 and $656,516, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At June 30, 2024 and December 31, 2023, the Bank had pledged assets of $234,847 and $228,172, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either June 30, 2024 or December 31, 2023. These borrowings would mature the following business day.

The outstanding principal amounts and the related terms and rates at June 30, 2024 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	10,000	July 17, 2024	5.59%	10,000	—
Fixed short-term	10,000	August 6, 2024	5.42%	10,000	—
Fixed short-term	10,000	September 6, 2024	5.39%	10,000	—
Fixed medium-term	20,000	March 20, 2025	4.47%	20,000
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	969	May 3, 2027	4.99%		969
Fixed medium-term	740	June 21, 2027	4.73%		740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$79,773	Weighted Average Rate	4.75%	$50,000	$29,773

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2024 or December 31, 2023.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26% was 7.59% and 7.64% at June 30, 2024 and December 31, 2023, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2024 or December 31, 2023.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either June 30, 2024 or December 31, 2023.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	June 30,	December 31,
	2024	2023
Projected and accumulated benefit obligation	$(17,830)	$(17,868)
Plan assets at fair value	17,983	18,062
Funded status included in accrued expenses and other liabilities	$153	$194

The net periodic pension cost and amounts recognized in other expense are as follows:

	Six months ended June 30,
	2024	2023
Interest cost	$426	$430
Expected return on plan assets	(499)	(465)
Amortization of unrecognized loss	149	187
Net periodic cost	$76	$152

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of June 30, 2024, the investment funds included six equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first six months of 2024 or 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,377	$—	$—	$12,377
Equity	5,606	—	—	5,606
Total assets at fair value	$17,983	$—	$—	$17,983

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,293	$—	$—	$12,293
Equity	5,769	—	—	5,769
Total assets at fair value	$18,062	$—	$—	$18,062

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $535 and $563 for the six months ended June 30, 2024 and 2023, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2024 and December 31, 2023, total amounts due to participants of $3,578 and $3,278, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $126 and $102 for the six months ended June 30, 2024 and 2023, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At June 30, 2024 and December 31, 2023, $2,000 and $1,962, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $120 and $236 for the six months ended June 30, 2024 and 2023, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,668 and $1,642 at June 30, 2024 and December 31, 2023, respectively. The Company recognized expenses of $26 for both the six months ended June 30, 2024 and 2023, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,076 and $2,068 at June 30, 2024 and December 31, 2023, respectively. The Company recognized expenses of $28 and $31 for the six months ended June 30, 2024 and 2023, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (8.50% at January 1, 2024). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2024 was $3,612. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	June 30,	December 31,
	2024	2023
Allocated	109,107	87,286
Committed to be allocated	10,908	21,821
Unallocated	316,410	327,318
Paid out to participants	(10,988)	(10,988)
Total shares	425,437	425,437

The fair value of unallocated shares was $2,487 at June 30, 2024.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2024 and 2023 was $89 and $88, respectively.

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

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vested annually over a three-year period from the date of the grant and the term of each option is ten years. As of June 30, 2024, there were 105,146 stock options and 49,778 restricted stock awards that remained available for future grants.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

A summary of options under the 2020 EIP as of June 30, 2024 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	436,263	$6.62	6.64
Expired	(1,333)	6.57	-
Options outstanding at June 30, 2024	434,930	$6.62	5.83
Options exercisable at June 30, 2024	434,930	$6.62	5.83

At June 30, 2024, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $542. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on June 30, 2024.

As of June 30, 2024, all of the outstanding stock options and restricted stock awards granted under the 2020 EIP had vested, therefore there were no compensation costs for the six months ended June 30, 2024. For the six months ended June 30, 2023, share-based compensation of options and restricted stock under the plan totaled $300.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of June 30, 2024, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2041, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 10.4 years and 10.8 years as of June 30, 2024 and December 31, 2023, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The Company utilized a weighted average discount rate of 2.61% and 2.60% in determining the lease liability as of June 30, 2024 and December 31, 2023, respectively.

For the six months ended June 30, 2024 and 2023, total operating lease costs were $363 and $358, respectively, and were included in occupancy and other expense. The right-of-use asset, included in other assets, was $5,951 and $6,239 and the corresponding lease liability, included in accrued expenses and other liabilities, was $6,005 and $6,307 as of June 30, 2024 and December 31, 2023, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

Years ending December 31:
2024	$382
2025	739
2026	720
2027	676
2028	677
Thereafter	3,717
Total future minimum lease payments	6,911
Amounts representing interest	(906)
Present Value of Net Future Minimum Lease Payments	$6,005

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2024	2023
Commitments to extend credit summarized as follows:
Future loan commitments	$3,725	$5,318
Undisbursed construction loans	38,052	42,482
Undisbursed home equity lines of credit	10,484	10,727
Undisbursed commercial and other line of credit	70,058	69,258
Standby letters of credit	3,108	4,965
Loans sold with recourse	812	1,873
Total	$126,239	$134,623

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $172 and $132 related to our swaps is recorded in other assets and other liabilities as of June 30, 2024 and December 31, 2023, respectively.

Summary information regarding these derivatives is presented below:

	June 30,	December 31,
	2024	2023
Notational amount	$105,585	$65,420
Fair value	$5,805	$5,343
Weighted average pay rates	5.21%	5.064%
Weighted average receive rates	7.47%	7.49%
Weighted average maturity (in years)	8.69	8.88

Number of Contracts	18	14

In addition, as of June 30, 2024, the Company has three forward rate swaps with a notional value of $26,110 and a fair value of $633 with effective dates at various points in 2024 and 2025. These forward swaps have a fixed weighted average pay rate of 5.79% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective. As of December 31, 2023, there were five forward swaps with a notional value of $30,211, a fair value of $970 and a fixed average pay rate of 4.95%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$146,906	13.29%	$88,406	8.00%	$110,508	10.00%
Tier 1 capital (to risk-weighted assets)	139,078	12.59%	66,305	6.00%	88,406	8.00%
Common equity tier one capital (to risk weighted assets)	139,078	12.59%	49,729	4.50%	71,830	6.50%
Tier 1 capital (to average assets)	139,078	10.60%	52,498	4.00%	65,622	5.00%

	December 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,675	12.70%	$91,154	8.00%	$113,942	10.00%
Tier 1 capital (to risk-weighted assets)	136,295	11.96%	68,365	6.00%	91,154	8.00%
Common equity tier one capital (to risk weighted assets)	136,295	11.96%	51,274	4.50%	74,062	6.50%
Tier 1 capital (to average assets)	136,295	10.10%	53,990	4.00%	67,488	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2024
Assets:
U.S. Treasury securities	$14,304	$14,304	$—	$—
U.S. government agency mortgage-backed securities-residential	120,672	—	120,672	—
U.S. government agency securities	23,277	—	23,277	—
Municipal securities	2,462	—	2,347	115
Corporate bonds	12,861	—	12,861	—
Other	676	—	676	—
Total available for sale securities	174,252	14,304	159,833	115
Loan level interest rate swaps	6,438	—	6,438	—
Total assets	$180,690	$14,304	$166,271	$115
Liabilities:
Loan level interest rate swaps	$6,438	$—	$6,438	$—
Total liabilities	$6,438	$—	$6,438	$—

	December 31, 2023
Assets:
U.S. Treasury securities	$24,006	$24,006	$—	$—
U.S. government agency mortgage-backed securities – residential	128,580	—	128,580	—
U.S. government agency securities	23,158	—	23,158	—
Municipal securities	2,903	—	2,788	115
Corporate bonds	12,640	—	12,640	—
Other	698	—	698	—
Total available for sale securities	191,985	24,006	167,864	115
Loan level interest rate swaps	6,278	—	6,278	—
Total assets	$198,263	$24,006	$174,142	$115
Liabilities:
Loan level interest rate swaps	$6,278	$—	$6,278	$—
Total liabilities	$6,278	$—	$6,278	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2024
Individually analyzed loans, with specific reserves	$368	$—	$—	$368
Total	$368	$—	$—	$368

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	$—	$—	$758
Other real estate owned	25	—	—	25
Total	$783	$—	$—	$783

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $565 and $973 with valuation allowances of $197 and $215 and fair values of $368 and $758 at June 30, 2024 and December 31, 2023, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2024
Individually analyzed loans, with specific reserves	$368	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	25	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

	June 30,		December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents (Level 1)	$34,438	$34,438	$22,129	$22,129
Available for sale securities (Level 1)	14,304	14,304	24,006	24,006
Available for sale securities (Level 2)	159,833	159,833	167,864	167,864
Available for sale securities (Level 3)	115	115	115	115
Loan level interest rate swaps (Level 2)	6,438	6,438	6,278	6,278
FHLB stock (Level 2)	4,410	4,410	6,514	6,514
Loans, net (Level 3)	982,392	955,608	1,008,851	979,037
Accrued interest receivable (Level 2)	4,501	4,501	4,616	4,616
Mortgage servicing rights (Level 3)	1,782	4,398	1,977	4,720
Financial Liabilities:
Deposits (Level 2)	1,031,949	960,780	1,030,503	948,140
Mortgagors' escrow accounts (Level 2)	12,028	12,028	9,274	9,274
FHLB advances (Level 2)	79,773	78,680	128,064	127,592
Subordinated debt (Level 2)	5,155	5,155	5,155	5,155
Loan level interest rate swaps (Level 2)	6,438	6,438	6,278	6,278
Accrued interest payable (Level 2)	1,351	1,351	1,488	1,488

12.  Accumulated Other Comprehensive Loss

The components of other comprehensive loss at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Securities available for sale:
Net unrealized loss on securities available for sale	$(32,631)	$(33,009)
Related deferred tax	6,853	6,932
Net accumulated other comprehensive loss	(25,778)	(26,077)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(4,296)	(4,330)
Related deferred tax	902	909
Net accumulated other comprehensive loss	(3,394)	(3,421)
Total accumulated other comprehensive loss	$(29,172)	$(29,498)

(1)    Related deferred tax is calculated using an income tax rate of 21.0%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

13.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. For the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2023, there were 15,000 options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. There were no anti-dilutive options for the six months ended June 30, 2024. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income applicable to common stock	$975	$1,431	$2,096	$2,229

Average number of common shares outstanding	11,072,607	11,164,563	11,072,607	11,196,255
Less: Average unearned ESOP shares	319,147	340,965	321,874	343,692
Average number of common shares outstanding used to calculate basic earnings per common share	10,753,460	10,823,598	10,750,733	10,852,563
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	41,230	—	37,617
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	66,291	18,009	81,570	66,288
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,819,751	10,882,837	10,832,303	10,956,468

Earnings per Common share:
Basic	$0.09	$0.13	$0.19	$0.21
Diluted	$0.09	$0.13	$0.19	$0.20

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates or methodology in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	the effect of our rating under the Community Reinvestment Act;
●	our ability to manage or reduce expenses;

●	changes in the determination of goodwill impairment;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus pandemic, or other public health emergencies.

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

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and in its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2024.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets were $1.28 billion at June 30, 2024 as compared to $1.31 billion at December 31, 2023, a decrease of $37.2 million, or 2.8%. Loans receivable decreased by $26.5 million, or 2.6%, available for sale securities decreased $17.7 million, or 9.2%, premises and equipment decreased $3.2 million, or 18.3%, and Federal Home Loan Bank stock decreased $2.1 million, or 32.3%. The decreases were partially offset by an increase in cash of $12.3 million, or 55.6%.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.3 million, or 55.6%, to $34.4 million at June 30, 2024 from $22.1 million at December 31, 2023, primarily due to an increase in deposits held at the Federal Reserve Bank of New York with proceeds from maturing loans and securities.

Investment Securities Available for Sale. Investment securities available for sale decreased $17.7 million, or 9.2%, to $174.3 million at June 30, 2024 from $192.0 million at December 31, 2023, primarily due to paydowns, calls and maturities of $18.0 million, partially offset by a decrease in the unrealized loss of $379,000. The proceeds from the maturity of securities were primarily used to paydown the advances from the Federal Home Loan Bank.

Net Loans. Total net loans receivable were $982.4 million at June 30, 2024, a decrease of $26.5 million, or 2.6%, as compared to $1.01 billion at December 31, 2023. The decrease was primarily due to a decrease in indirect automobile loans of $50.7 million, or 12.9%, reflecting a strategic decision to decrease that loan portfolio as a percentage of our balance sheet. At June 30, 2024, indirect automobile loans were 26.9% of assets, compared to 30.0% at December 31, 2023. Partially offsetting the decreases in automobile loans were increases in commercial real estate loans of $19.5 million, or 4.6%, residential real estate loans of $5.3 million, or 6.9%, and commercial and industrial loans of $1.8 million, or 2.0%, as production on these lines increased. Non-accrual loans remained relatively stable at $4.2 million, decreasing $4,000, or 0.1%, between June 30, 2024 and December 31, 2023.

Federal Home Loan Bank Stock. FHLB stock decreased $2.1 million, or 32.3%, to $4.4 million at June 30, 2024 from $6.5 million at December 31, 2023, primarily due to a reduction in mandatory ownership of FHLB stock in connection with the pay-off of $48.3 million in advances during the six months ended June 30, 2024.

Premises and Equipment.  Premises and equipment decreased $3.2 million, or 18.3%, to $14.3 million at June 30, 2024 from $17.6 million at December 31, 2023 as the Bank’s Beacon branch office was sold in February of 2024 for $2.9 million. The sale included the land and building as well of all branch furniture and equipment. All of the branch accounts were redomiciled to the customer’s next nearest Bank branch and all employees were placed in open positions.

Total Liabilities. Total liabilities decreased $39.7 million, or 3.3%, to $1.16 billion at June 30, 2024 from $1.20 billion at December 31, 2023, primarily due to a decrease in Federal Home Loan Bank advances of $48.3 million, partially offset by an increase in mortgagors’ escrow accounts of $2.8 million, an increase in deposits of $1.4 million and an increase of $4.3 million in accrued expenses and other liabilities mainly due to an increase in collateralized borrowings on interest rate swaps.

Deposits. Deposits increased $1.4 million, or 0.1%, to $1.032 billion at June 30, 2024 from $1.031 billion at December 31, 2023. For the six months ended June 30, 2024, interest-bearing accounts increased $10.5 million, or 1.3%, to $791.2 million, while non-interest bearing balances decreased $9.0 million, or 3.6%, to $240.8 million. Of the interest bearing accounts, time deposits increased $19.8 million, or 6.2%, at June 30, 2024, while transaction accounts (including NOW, savings and money market accounts) decreased $9.3 million, or 2.0%. The continued growth in interest-bearing deposits was primarily due a shift in deposits from non-interest bearing and lower-yielding transaction accounts to higher-yielding time deposits and money market accounts as customers sought higher interest rates, contributing to the decrease in non-interest bearing and lower interest-bearing deposits.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $44.5 million and $40.0 million at June 30, 2024 and December 31, 2023, respectively. We had no brokered deposits at either June 30, 2024 or December 31, 2023.

Mortgagors’ escrow accounts. Mortgagors’ escrow accounts increased $2.8 million, or 29.7%, from $9.3 million at December 31, 2023 to $12.0 million at June 30, 2024, primarily due to the timing of tax disbursements.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased $48.3 million, or 37.7%, from $128.1 million at December 31, 2023 to $79.8 million at June 30, 2024, primarily due to a reduction in the origination of indirect automobile loans and the use of proceeds from maturities to pay down the debt.

Stockholders’ Equity. Stockholders' equity increased $2.5 million, or 2.2%, to $116.2 million at June 30, 2024 from $113.7 million at December 31, 2023. The increase was primarily due to net income of $2.1 million and a $326,000 decrease in accumulated other comprehensive loss, primarily reflecting valuation changes in our available-for-sale securities portfolio due to current financial market conditions. At June 30, 2024, the Company’s book value per share was $10.49 and the Company’s ratio of stockholders’ equity-to-total assets was 9.11%. At December 31, 2023, the Company’s book value per share was $10.27 and the Company’s ratio of stockholders’ equity-to-total assets was 8.66%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.2 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2024 and 2023

Net Income. Net income for the three months ended June 30, 2024 decreased $456,000, or 31.9%, to $975,000, or $0.09 per diluted share, compared to net income of $1.4 million, or $0.13 per diluted share, for the three months ended June 30, 2023. Interest and dividend income increased $837,000, or 5.6%, interest expense increased $1.0 million, or 17.7%, the provision for credit losses increased $899,000, or 198.9%, non-interest income increased $156,000, or 11.5%, non-interest expense decreased $342,000, or 3.7%, and taxes decreased $108,000, or 27.7%, between comparable quarters.

Net income for the six months ended June 30, 2024 decreased $133,000, or 6.0%, to $2.1 million, or $0.19 per diluted share, compared to net income of $2.2 million, or $0.20 per diluted share, for the six months ended June 30, 2023. Interest and dividend income increased $1.9 million, or 6.3%, interest expense increased $3.0 million, or 28.9%, the provision for credit losses decreased $32,000, non-interest income increased $286,000, or 10.5%, non-interest expense decreased $668,000, or 3.6%, and taxes decreased $12,000, or 2.0%, between comparable periods.

Net Interest Income. Net interest income decreased $163,000, or 1.8%, to $9.1 million for the three months ended June 30, 2024, compared to $9.3 million for the three months ended June 30, 2023. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 1.0% to 131.95% while the net interest margin increased by 11 basis points to 3.08% when comparing the second quarter of 2024 to the same quarter in 2023.

Net interest income decreased $1.1 million, or 5.9%, to $18.0 million for the six months ended June 30, 2024, compared to $19.2 million for the six months ended June 30, 2023. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 2.0% to 131.92% while our net interest margin decreased by 9 basis points to 3.00% when comparing the first six months of 2024 to the same period in 2023.

Interest Income. Interest income increased $837,000, or 5.6%, to $15.8 million for the three months ended June 30, 2024 from $14.9 million for the comparable 2023 period primarily due to the rising interest rate environment, offset by a decrease in the average balance of loans and available for sale securities. The average yield of interest-earning assets increased by 54 basis points to 5.31% and the average balance of interest-earning assets decreased $61.4 million, or 4.9%.  The average yield on loans increased 58 basis points, while the average yield on available for sale securities decreased 25 basis points. For the three months ended June 30, 2024, the average balance of loans decreased $13.8 million, while the average balance of available for sale securities decreased $37.4 million when compared to the three months ended June 30, 2023.

Interest income increased $1.9 million, or 6.3%, to $31.4 million for the six months ended June 30, 2024 from $29.5 million for the comparable 2023 period. Interest and fees on loans increased due to the rising interest rate environment while interest and dividends on securities decreased as the yields and the average balance decreased. For the six months ended June 30, 2024, the average balance of loans decreased $3.6 million, while the average balance of available for sale securities decreased $34.7 million when compared to the six months ended June 30, 2023. The average yield on loans increased 45 basis points, while the average yield on available for sale securities decreased 6 basis points. The average yield of interest-earning assets increased by 46 basis points to 5.22% and the average balance of interest-earning assets decreased $42.2 million, or 3.4%.

Interest Expense. Interest expense increased $1.0 million, or 17.7%, from $5.6 million for the quarter ended June 30, 2023, to $6.6 million for the quarter ended June 30, 2024. The average cost of interest-bearing liabilities increased 55 basis points to 2.95% for the quarter ended June 30, 2024, due to the current interest rate environment and a greater proportion of deposits consisting of higher-yielding certificates of deposit. The average balance of total interest-bearing liabilities decreased $37.3 million, or 4.0%, to $905.7 million due to a decrease of $82.0 million, or 15.4%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment, partially offset by an increase of $51.3 million, or 17.8%, in the average balance of certificates of deposit. Between the three months ended June 30, 2023 and 2024, the average cost of Federal Home Loan Bank advances decreased by 18 basis points and the average balance also decreased by $9.4 million.

Interest expense increased $3.0 million, or 28.9%, from $10.4 million for the six months ended June 30, 2023, to $13.4 million for the six months ended June 30, 2024. The average cost of interest-bearing liabilities increased 68 basis points to 2.93% for the six-month periods ended June 30, 2024, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit, while the average balance of total interest-bearing liabilities decreased $12.7 million, or 1.4%, to $917.0 million. Between the six months ended June 30, 2023 and 2024, the average cost of Federal Home Loan Bank advances increased by 4 basis points, while the average balance increased by $26.7 million. A decrease of $110.8 million, or 19.6%, in the average balance of core interest-bearing deposits (consisting of savings, NOW and money market accounts) was partially offset by an increase of $70.4 million, or 26.4%, in the average balance of certificates of deposit as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. The provision for credit losses on loans increased by $899,000, or 198.9%, from a credit of $452,000 for the quarter ended June 30, 2023 to an expense of $447,000 for the quarter ended June 30, 2024. The credit to the provision for the three months ended June 30, 2023 was primarily attributable to a decrease in loan balances, particularly indirect automobile loans, and a $710,000 charge-off on a leveraged loan, which reduced the credit that would have otherwise been taken.  The provision for credit losses on loans decreased by $32,000, or 5.7%, from $562,000 for the six months ended June 30, 2023 to $530,000 for the six months ended June 30, 2024, primarily due to a small decrease in loan balances.

Net charge-offs increased $211,000 from $622,000 for the second quarter of 2023 to $833,000 for the second quarter of 2024. The increase was primarily due to increased net charge-offs in indirect automobile loans of $465,000 and a $275,000 charge-off on a commercial real estate property, partially offset by a $623,000 reduction in net charge-offs of commercial and industrial loans. Net charge-offs increased $48,000, or 4.6% to $1.1 million for the first six months of 2024. The percentage of overdue account balances to total loans decreased to 1.58% as of June 30, 2024, from 1.90% as of December 31, 2023, while non-performing assets decreased $29,000, or 0.7%, to $4.2 million at June 30, 2024.

Non-Interest Income. Non-interest income totaled $1.5 million for the three months ended June 30, 2024, an increase of $156,000, or 11.5%, from the comparable period in 2023, due primarily to an increase of $144,000, or 61.5%, in investment advisory income resulting from the improved market and economic conditions, an increase of $24,000 in the cash surrender value of life insurance and an increase of $18,000 in service charges on deposit accounts, partially offset by decreases in the gain on sales of loans of $17,000 and a $19,000 gain on disposal of premises and equipment in 2023.

Non-interest income totaled $3.0 million for the six months ended June 30, 2024, an increase of $286,000, or 10.5%, from the comparable period in 2023, due primarily to an increase of $216,000, or 39.8%, in investment advisory income resulting from the improved market and economic conditions, an increase of $48,000 in the cash surrender value of life insurance, an increase of $53,000 in service charges on deposit accounts, and an increase in the gain on sales of loans of $19,000, partially offset by a decrease of $54,000 on the disposal of premises and equipment.

Non-Interest Expense. Non-interest expense totaled $8.9 million for the second quarter of 2024, a decrease of $342,000, or 3.7%, over the comparable period in 2023. The decrease was primarily due to a $158,000, or 25.6%, decrease in professional fees as consulting fees on our indirect automobile lending business were reduced in 2024. FDIC deposit insurance and other insurance decreased $93,000, or 26.3%, primarily due a decreased assessment rate while salaries and occupancy expenses decreased $40,000 and $25,000, respectively, due to a reduction in force in our indirect automobile  business and a branch closure in the first quarter of 2024. Marketing expense and other non-interest expense decreased $28,000 and $12,000, respectively, while data processing fees increased $15,000 during the second quarter of 2024 as compared to 2023.

Non-interest expense totaled $17.8 million for the first six months of 2024, a decrease of $668,000, or 3.6%, over the comparable period in 2023. The decrease was primarily due to a $288,000, or 2.8%, decrease in salaries and benefits due to a Company-wide reduction in force of approximately 5% in the first quarter of 2023 and a further reduction in force in the first quarter of 2024 with the Company’s strategic decision to reduce its indirect automobile business. FDIC deposit insurance and other insurance decreased $122,000, or 19.2%, primarily due a decreased assessment rate while professional fees decreased $110,000, or 11.2%. Occupancy expense decreased $51,000, or 2.4%, due to a branch closure in the first quarter of 2024 and other non-interest expense decreased $120,000, or 3.7%, primarily due to decreased retail banking expenses.

Income Taxes. Income taxes decreased by $108,000, or 27.7%, for the three months ended June 30, 2024 as compared to the same three-month period in 2023 as our income before income taxes decreased. Our effective tax rate for the three months ended June 30, 2024 was 22.43% compared to 21.42% for the three months ended June 30, 2023.

Income taxes decreased by $12,000, or 2.0%, for the six months ended June 30, 2024 as compared to the same six month period in 2023 as our income before income taxes decreased. Our effective tax rate for the six months ended June, 2024 was 22.34% compared to 21.62% for the six months ended June 30, 2023.

Average Balance Sheets for the Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$20,837	$295	5.69%	$30,715	$398	5.20%
Loans(1)	991,632	14,524	5.89%	1,005,464	13,313	5.31%
Available for sale securities	177,330	823	1.87%	214,695	1,133	2.12%
Other interest-earning assets	5,258	134	10.25%	5,612	95	6.79%
Total interest-earning assets	1,195,057	15,776	5.31%	1,256,486	14,939	4.77%
Non-interest-earning assets	89,125			90,152
Total assets	$1,284,182			$1,346,638
Liabilities and equity:
NOW accounts	$125,039	$43	0.14%	$142,774	$49	0.14%
Money market accounts	184,187	1,224	2.67%	226,267	1,440	2.55%
Savings accounts	142,546	128	0.36%	164,774	149	0.36%
Certificates of deposit	339,600	3,945	4.67%	288,299	2,595	3.61%
Total interest-bearing deposits	791,372	5,340	2.71%	822,114	4,233	2.07%
Escrow accounts	10,192	30	1.18%	11,019	31	1.13%
Federal Home Loan Bank advances	95,290	1,121	4.73%	104,692	1,282	4.91%
Subordinated debt	5,155	99	7.72%	5,155	93	7.24%
Other interest-bearing liabilities	3,655	49	5.39%	—	—	—%
Total other interest-bearing liabilities	114,292	1,299	4.57%	120,866	1,406	4.67%
Total interest-bearing liabilities	905,664	6,639	2.95%	942,980	5,639	2.40%
Non-interest-bearing deposits	236,515			266,296
Other non-interest-bearing liabilities	27,604			26,396
Total liabilities	1,169,783			1,235,672
Total stockholders’ equity	114,399			110,966
Total liabilities and stockholders’ equity	$1,284,182			$1,346,638
Net interest income		$9,137			$9,300
Interest rate spread			2.36%			2.37%
Net interest margin(2)			3.08%			2.97%
Average interest-earning assets to average interest-bearing liabilities			131.95%			133.25%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $16,000 and $21,000 for the three months ended June 30, 2024 and 2023, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Six Months Ended June 30,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$19,056	$512	5.40%	$24,239	$587	4.88%
Loans(1)	1,000,622	28,905	5.81%	1,004,193	26,708	5.36%
Available for sale securities	184,115	1,693	1.85%	218,858	2,069	1.91%
Other interest-earning assets	5,850	301	10.35%	4,573	177	7.81%
Total interest-earning assets	1,209,643	31,411	5.22%	1,251,863	29,541	4.76%
Non-interest-earning assets	88,994			88,857
Total assets	$1,298,637			$1,340,720
Liabilities and equity:
NOW accounts	$124,409	$85	0.14%	$143,447	$99	0.14%
Money market accounts	186,542	2,483	2.68%	253,581	3,274	2.60%
Savings accounts	144,831	260	0.36%	169,546	306	0.36%
Certificates of deposit	336,471	7,626	4.56%	266,110	4,504	3.41%
Total interest-bearing deposits	792,253	10,454	2.65%	832,684	8,183	1.98%
Escrow accounts	8,604	50	1.17%	9,399	51	1.09%
Federal Home Loan Bank advances	109,141	2,628	4.84%	82,473	1,963	4.80%
Subordinated debt	5,155	197	7.69%	5,155	180	7.04%
Other interest-bearing liabilities	1,828	49	5.39%	—	—	—%
Total other interest-bearing liabilities	124,728	2,924	4.71%	97,027	2,194	4.56%
Total interest-bearing liabilities	916,981	13,378	2.93%	929,711	10,377	2.25%
Non-interest-bearing deposits	239,766			275,043
Other non-interest-bearing liabilities	27,112			25,691
Total liabilities	1,183,859			1,230,445
Total stockholders’ equity	114,778			110,275
Total liabilities and stockholders’ equity	$1,298,637			$1,340,720
Net interest income		$18,033			$19,164
Interest rate spread			2.29%			2.51%
Net interest margin(2)			3.00%			3.09%
Average interest-earning assets to average interest-bearing liabilities			131.92%			134.65%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $33,000 and $36,000 for the six months ended June 30, 2024 and 2023, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the period indicated (in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the rate and volume columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. The Company did not have any excludable out-of-period items or adjustments.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2023			June 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(unaudited)			(unaudited)
Interest income:
Interest bearing depository accounts	$(137)	$34	$(103)	$(135)	$60	$(75)
Loans receivable	(185)	1,396	1,211	(95)	2,292	2,197
Available for sale securities	(218)	(187)	(405)	(321)	(55)	(376)
Other interest-earning assets	134	—	134	57	67	124
Total interest-earning assets	(406)	1,243	837	(494)	2,364	1,870
Interest expense:
Deposits	(164)	1,271	1,107	(414)	2,685	2,271
Escrow accounts	(2)	1	(1)	(4)	3	(1)
Federal Home Loan Bank advances	(112)	(49)	(161)	642	23	665
Subordinated debt	—	6	6	—	17	17
Other interest-bearing liabilities	49	—	49	49	—	49
Total interest-bearing liabilities	(229)	1,229	1,000	273	2,728	3,001
Net decrease in net interest income	$(177)	$14	$(163)	$(767)	$(364)	$(1,131)

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at June 30, 2024 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$111,094	$(47,445)	(29.9)%	9.67%	(23.9)%
300	122,093	(36,446)	(23.0)%	10.41%	(18.0)%
200	133,604	(24,935)	(15.7)%	11.17%	(12.0)%
100	145,724	(12,815)	(8.1)%	11.93%	(6.0)%
0	158,539	—	—%	12.69%	—%
(100)	161,555	3,016	1.9%	12.66%	0.3%
(200)	160,323	1,784	1.1%	12.29%	(3.2)%
(300)	153,451	(5,088)	(3.2)%	11.51%	(9.3)%
(400)	137,050	(21,489)	(13.6)%	10.06%	(20.8)%

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

As reported in the Consolidated Statements of Cash Flows, cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2024 as compared to $4.4 million for the six months ended June 30, 2023. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $47.9 million for the six months ended June 30, 2024, and $19.5 million for the six months ended June 30, 2023, principally reflecting our investment security and loan activities in the respective periods. A cash inflow of $25.3 million for a decrease in loans was the primary contributor to the cash provided by investing activities for the six months ended June 30, 2024 as opposed to a cash inflow of $6.3 million for a decrease in loans for the six months ended June 30, 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow of $44.1 million in the six months ended June 30, 2024, due primarily to a paydown of debt, compared to a net cash outflow of $1.4 million in the comparable 2023 period caused by an increase in debt offset by a decrease in deposits.

At June 30, 2024, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$34,438
Unencumbered securities	113,163
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	155,091
FRB secured line of credit	329,597
Total available sources of funds	$692,289

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $637,912 at June 30, 2024. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

Other than noted below, there have been no material changes to the risk factors applicable to the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability to pursue certain strategic opportunities.

                On May 1, 2024, the Bank received a CRA rating from the FDIC of “Needs to Improve” for the period from January 23, 2019 to August 1, 2022. A “Needs to Improve” rating may result in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches. The rating will also result in a loss of expedited processing of applications to undertake certain activities. A “Needs to Improve” rating could have an impact on the Bank’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a bank that has a below “Satisfactory” rating.

                These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC. The Bank's next CRA examination will be conducted by the New York State Department of Financial Services and is scheduled to begin on September 30, 2024. The precise timing of the examination and any results therefrom will not be known until after the completion of the examination.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which 47,506 shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended June 30, 2024.

There were no sales of unregistered securities during the quarter ended June 30, 2024.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

3.1

Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

3.2

Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File no. 001-38779), filed with the Securities and Exchange Commission on September 27, 2019.)

4.0

Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

10.1

Change in Control Agreement, effective July 8, 2024, by and between Kevin Nihill and Rhinebeck Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File no. 001-38779), originally filed with the Securities and Exchange Commission on June 25, 2024.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the period ended June 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 8, 2024	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: August 8, 2024	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer