Form 10-Q
period 2024-09-30
Rhinebeck Bancorp, Inc.
filed 2024-11-12
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

Yes     ☐    No   ☒

As of November 1, 2024, there were 11,087,607 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$21,670	$14,178
Federal funds sold	10,429	7,524
Interest bearing depository accounts	14,281	427
Total cash and cash equivalents	46,380	22,129

Available for sale securities (at fair value)	169,134	191,985
Loans receivable (net of allowance for credit losses of $8,153 and $8,124, respectively)	964,875	1,008,851
Federal Home Loan Bank stock	3,510	6,514
Accrued interest receivable	4,375	4,616
Cash surrender value of life insurance	30,005	30,031
Deferred tax assets (net of valuation allowance of $1,124 and $598, respectively)	7,839	9,936
Premises and equipment, net	14,062	17,567
Other real estate owned	—	25
Goodwill	2,235	2,235
Intangible assets, net	186	246
Other assets	23,544	19,067
Total assets	$1,266,145	$1,313,202
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$256,864	$249,793
Interest bearing	789,309	780,710
Total deposits	1,046,173	1,030,503

Mortgagors’ escrow accounts	3,552	9,274
Advances from the Federal Home Loan Bank	59,773	128,064
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	28,825	26,521
Total liabilities	1,143,478	1,199,517

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,087,607 and 11,072,607 at September 30, 2024 and December 31, 2023, respectively)	111	111
Additional paid-in capital	45,939	45,959
Unearned common stock held by the employee stock ownership plan	(3,109)	(3,273)
Retained earnings	94,420	100,386
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(11,540)	(26,077)
Defined benefit pension plan, net of taxes	(3,154)	(3,421)
Total accumulated other comprehensive loss	(14,694)	(29,498)
Total stockholders’ equity	122,667	113,685
Total liabilities and stockholders’ equity	$1,266,145	$1,313,202

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of (Loss) Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$14,679	$14,139	$43,584	$40,847
Interest and dividends on securities	995	1,011	2,989	3,257
Other income	366	384	878	971
Total interest and dividend income	16,040	15,534	47,451	45,075
Interest Expense
Interest expense on deposits	5,567	4,588	16,071	12,822
Interest expense on borrowings	774	1,288	3,648	3,431
Total interest expense	6,341	5,876	19,719	16,253
Net interest income	9,699	9,658	27,732	28,822
Provision for Credit Losses	889	910	1,419	1,472
Net interest income after provision for credit losses	8,810	8,748	26,313	27,350
Non-interest (Loss) Income
Service charges on deposit accounts	773	738	2,252	2,164
Net realized loss on sales and calls of securities	(11,996)	—	(11,996)	—
Net gain on sales of loans	50	30	131	92
Increase in cash surrender value of life insurance	192	170	564	494
Net gain from sale of other real estate owned	—	—	4	—
Net (loss) gain on disposal of premises and equipment	—	—	(18)	36
Gain on life insurance	412	218	412	218
Investment advisory income	375	321	1,134	864
Other	166	169	509	512
Total non-interest (loss) income	(10,028)	1,646	(7,008)	4,380
Non-interest Expense
Salaries and employee benefits	5,043	4,673	14,947	14,865
Occupancy	1,034	1,049	3,149	3,215
Data processing	505	501	1,521	1,479
Professional fees	510	490	1,382	1,472
Marketing	129	131	365	378
FDIC deposit insurance and other insurance	289	288	803	924
Amortization of intangible assets	19	22	60	67
Other	1,552	1,661	4,678	4,907
Total non-interest expense	9,081	8,815	26,905	27,307
Net (loss) income before income taxes	(10,299)	1,579	(7,600)	4,423
Net (Benefit) Provision for Income Taxes	(2,237)	343	(1,634)	958
Net (loss) income	$(8,062)	$1,236	$(5,966)	$3,465

Earnings (loss) per common share:
Basic	$(0.75)	$0.12	$(0.55)	$0.32
Diluted	$(0.75)	$0.11	$(0.55)	$0.32

Weighted average shares outstanding, basic	10,758,914	10,710,607	10,753,460	10,804,699
Weighted average shares outstanding, diluted	10,758,914	10,760,118	10,753,460	10,891,730

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income	$(8,062)	$1,236	$(5,966)	$3,465
Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	6,027	(2,829)	6,406	(3,865)
Reclassification adjustment for gains or losses included in net realized gains or losses on sales and calls of securities on the consolidated statements of income	11,996	—	11,996	—
Net unrealized gains (losses) on available for sale securities	18,023	(2,829)	18,402	(3,865)
Tax effect (a)	(3,784)	594	(3,864)	812
Unrealized gains (losses) on available for sale securities, net of tax	14,239	(2,235)	14,538	(3,053)
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	378	288	562	(101)
Reclassification adjustment for amortization of net actuarial gain (b)	(75)	(93)	(224)	(280)
Total	303	195	338	(381)
Tax effect (c)	(64)	(41)	(71)	80
Defined benefit pension plan gains (losses), net of tax	239	154	267	(301)
Other comprehensive income (loss):	14,478	(2,081)	14,805	(3,354)
Total Comprehensive Income (Loss)	$6,416	$(845)	$8,839	$111
(a)

Includes ($2,519) for both the three and nine months ended September 30, 2024 and $0 for both the three and nine months ended September 30, 2023, respectively, for tax effect of realized gains or losses which are included in the provision for income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes ($16) and ($47) for both the three and nine months ended September 30, 2024, respectively and ($20) and ($59) for the three and nine months ended September 30, 2023, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132

Cumulative effect of change in accounting principle (See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499
Net income	—	—	—	798	—	798
Other comprehensive income	—	—	—	—	2,221	2,221
ESOP shares committed to be allocated	—	(5)	54	—	—	49
Share-based compensation expense	—	150	—	—	—	150
Balance at March 31, 2023	$113	$47,220	$(3,437)	$96,789	$(29,968)	$110,717

Net income	—	—	—	1,431	—	1,431
Other comprehensive income	—	—	—	—	(3,494)	(3,494)
ESOP shares committed to be allocated	—	(16)	55	—	—	39
Share-based compensation expense	—	150	—	—	—	150
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Balance at June 30, 2023	$111	$45,976	$(3,382)	$98,220	$(33,462)	$107,463

Net income	—	—	—	1,236	—	1,236
Other comprehensive income	—	—	—	—	(2,081)	(2,081)
ESOP shares committed to be allocated	—	(17)	54	—	—	37
Share-based compensation expense	—	95	—	—	—	95
Restricted stock awards, net of taxes withheld	—	(78)	—	—	—	(78)
Balance at September 30, 2023	$111	$45,976	$(3,328)	$99,456	$(35,543)	$106,672

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net income	—	—	—	1,121	—	1,121
Other comprehensive loss	—	—	—	—	(580)	(580)
ESOP shares committed to be allocated	—	(8)	54	—	—	46
Balance at March 31, 2024	$111	$45,951	$(3,219)	$101,507	$(30,078)	$114,272

Net income	—	—	—	975	—	975
Other comprehensive income	—	—	—	—	906	906
ESOP shares committed to be allocated	—	(12)	55	—	—	43
Balance at June 30, 2024	$111	$45,939	$(3,164)	$102,482	$(29,172)	$116,196

Net loss	—	—	—	(8,062)	—	(8,062)
Other comprehensive income	—	—	—	—	14,478	14,478
ESOP shares committed to be allocated	—	(9)	55	—	—	46
Share-based compensation expense	—	9	—	—	—	9
Balance at September 30, 2024	$111	$45,939	$(3,109)	$94,420	$(14,694)	$122,667

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(5,966)	$3,465
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	148	214
Net realized loss on sales and calls of securities	11,996	—
Net realized gain on sale of other real estate owned	(4)	—
Provision for credit losses	1,419	1,472
Loans originated for sale	(4,919)	(3,568)
Proceeds from sale of loans	5,519	3,800
Net gain on sale of loans	(131)	(92)
Amortization of intangible assets	60	67
Depreciation and amortization	1,017	1,075
Net loss (gain) from disposal of premises and equipment	18	(36)
Deferred income tax benefit	(1,838)	(369)
Increase in cash surrender value of insurance	(564)	(494)
Gain on life insurance	(412)	(218)
Net decrease in accrued interest receivable	241	792
Expense of earned ESOP shares	135	125
Share-based compensation expense	9	395
Net increase in other assets	(4,477)	(2,889)
Net increase in accrued expenses and other liabilities	2,640	3,149
Net cash provided by operating activities	4,891	6,888
Cash Flows from Investing Activities
Proceeds from sales of securities	58,564	—
Proceeds from maturities and principal repayments of securities	27,294	25,328
Purchases of securities	(56,749)	—
Net purchases of FHLB Stock	3,004	(1,439)
Net decrease (increase) in loans	42,089	(11,643)
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(422)	(338)
Proceeds from disposal of premises and equipment	2,892	—
Net proceeds from life insurance	1,025	669
Proceeds from sale of other real estate owned	29	—
Net cash provided by investing activities	77,703	12,554
Cash Flows from Financing Activities
Net decrease in demand deposits, NOW, money market and savings accounts	(9,766)	(134,129)
Net increase in time deposits	25,436	86,496
Net decrease in mortgagors' escrow accounts	(5,722)	(4,935)
Net decrease in short-term debt	(50,000)	(11,273)
Net (decrease) increase in long-term debt	(18,291)	41,233
Stock repurchase	—	(1,458)
Net cash used in financing activities	(58,343)	(24,066)
Net increase (decrease) in cash and cash equivalents	24,251	(4,624)
Cash and Cash Equivalents
Beginning balance	22,129	31,384
Ending balance	$46,380	$26,760
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$20,194	$16,064
Income taxes	$768	$1,106

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three or nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. As of September 30, 2024, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements– Impact of Recent Accounting Pronouncements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$20,834	$6	$(184)	$20,656
U.S. government agency mortgage-backed securities–residential	122,971	—	(11,745)	111,226
U.S. government agency securities	22,014	—	(771)	21,243
Municipal securities(1)	2,718	—	(190)	2,528
Corporate bonds	14,429	—	(1,631)	12,798
Other	776	—	(93)	683
Total	$183,742	$6	$(14,614)	$169,134

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,072	$—	$(1,066)	$24,006
U.S. government agency mortgage-backed securities–residential	156,523	—	(27,943)	128,580
U.S. government agency securities	24,774	—	(1,616)	23,158
Municipal securities(1)	3,163	—	(260)	2,903
Corporate bonds	14,700	—	(2,060)	12,640
Other	763	—	(65)	698
Total	$224,995	$—	$(33,010)	$191,985
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$5,032	$(6)	$5,822	$(178)	$10,854	$(184)
U.S. government agency mortgage-backed securities-residential	41,687	(245)	69,539	(11,500)	111,226	(11,745)
U.S. government agency securities	—	—	21,243	(771)	21,243	(771)
Municipal securities	—	—	2,529	(190)	2,529	(190)
Corporate bonds	—	—	12,798	(1,631)	12,798	(1,631)
Other	—	—	658	(93)	658	(93)
Total	$46,719	$(251)	$112,589	$(14,363)	$159,308	$(14,614)

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

At September 30, 2024, the Company had 188 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $14,614 with an aggregate depreciation of 8.40% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2024.

Federal agency obligations, residential mortgage-backed pass-through securities and commercial mortgage-backed pass-through securities are issued by U.S. Government agencies and U.S. Government sponsored enterprises. Although a government guarantee exists on these investments, these entities are not legally backed by the full faith and credit of the federal government. Nonetheless, at this time we do not foresee any set of circumstances in which the government would not fund its commitments on these investments.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at September 30, 2024 and December 31, 2023, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$23,306	$22,960	$15,449	$15,170
After 1 but within 5 years	22,383	21,669	32,860	30,569
After 5 but within 10 years	14,306	12,596	19,400	16,968
After 10 years	—	—	—	—
Total Maturities	59,995	57,225	67,709	62,707
Mortgage-backed securities	122,971	111,226	156,523	128,580
Other	776	683	763	698
Total	$183,742	$169,134	$224,995	$191,985

At September 30, 2024 and December 31, 2023, available for sale securities with a carrying value of $86,452 and $13,130, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2024 and December 31, 2023, $954 and $75,769 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

Proceeds from the sale of available for sale securities totaled $58,564 during the nine months ended September 30, 2024. Gross losses of $11,996 were realized on the sales of securities. There were no gross gains realized during the nine months ended September 30, 2024.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended September 30, 2024 or December 31, 2023. Total accrued interest receivable on available for sale securities totaled $652 and $602 at September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2024	2023
Commercial real estate loans:
Construction	$28,902	$20,208
Non-residential	334,795	324,493
Multi-family	91,378	83,376
Residential real estate loans	85,592	77,259
Commercial and industrial loans	88,406	88,927
Consumer loans:
Indirect automobile	318,919	394,245
Home equity	11,728	11,990
Other consumer	7,326	8,095
Total gross loans	967,046	1,008,593
Dealer reserves	5,982	8,382
Allowance for credit losses	(8,153)	(8,124)
Total net loans	$964,875	$1,008,851

At September 30, 2024 and December 31, 2023, the unpaid principal balances of loans held for sale included in the residential real estate category above were $439 and $908, respectively.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2024
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$28,902	$—	$—	$—	$28,902	$—
Non-residential	332,434	4	—	2,357	334,795	2,357
Multifamily	91,378	—	—	—	91,378	—
Residential real estate	84,235	1,105	34	218	85,592	1,227
Commercial and industrial	88,126	72	57	151	88,406	151
Consumer:
Indirect automobile	308,062	8,725	1,463	669	318,919	692
Home equity	11,180	269	38	241	11,728	241
Other consumer	7,060	222	20	24	7,326	24
Total	$951,377	$10,397	$1,612	$3,660	$967,046	$4,692

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at September 30, 2024.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	September 30, 2024	December 31, 2023
Commercial real estate:
Non-residential	$2,357	$1,152
Residential real estate	1,227	1,624
Commercial and industrial	120	150
Consumer:
Indirect automobile	235	160
Home equity	241	99
Other consumer	12	25
Total	$4,192	$3,210

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	September 30, 2024		December 31, 2023
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial real estate:
Non-residential	$—	$—	$469	$16
Commercial and industrial	31	31	31	32
Consumer:
Indirect automobile	457	110	471	167
Other consumer	12	5	—	—
Total	$500	$146	$971	$215

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the nine months ended September 30, 2024, $117 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $3,723 and $4,014 at September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2024 and December 31, 2023, the Company was servicing loans for participants aggregating $52,906 and $44,418, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $37 and $152 at September 30, 2024 and December 31, 2023, respectively, and are all individually analyzed for credit loss.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $270,124 and $282,269 as of September 30, 2024 and December 31, 2023, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At September 30, 2024 and December 31, 2023, the maximum contingent liability associated with loans sold with recourse was $807 and $1,873, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at September 30, 2024 and December 31, 2023 were $1,680 and $1,977, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the nine months ended September 30, 2024 or the year ended December 31, 2023.

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2024 is summarized in the table below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$2,806	$377	$576	$3,698	$117	$7,574
Provision for (reversal of) credit losses	80	11	(20)	784	68	923
Loans charged-off	—	—	(1)	(863)	(55)	(919)
Recoveries	—	—	1	568	6	575
Ending balance	$2,886	$388	$556	$4,187	$136	$8,153

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2024

Allowance for credit losses:
Beginning balance	$2,716	$346	$606	$4,348	$108	$8,124
Provision for credit losses	461	42	31	795	127	1,456
Loans charged-off	(291)	—	(83)	(2,676)	(136)	(3,186)
Recoveries	—	—	2	1,720	37	1,759
Ending balance	$2,886	$388	$556	$4,187	$136	$8,153

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2023 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three and nine months ended September 30, 2024 and 2023 is summarized in the tables below. The adoption of ASC 326 row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$160	$3	$80	$—	$11	$254
(Reversal of) provision for credit losses	(42)	(2)	6	—	4	(34)
Ending balance	$118	$1	$86	$—	$15	$220

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
(Reversal of) provision for credit losses	(54)	1	14	—	2	(37)
Ending balance	$118	$1	$86	$—	$15	$220

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$200	$—	$61	$—	$7	$268
Provision for credit losses	26	—	4	—	1	31
Ending balance	$226	$—	$65	$—	$8	$299

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for credit losses	77	—	—	—	1	78
Ending balance	$226	$—	$65	$—	$8	$299

The following table summarizes the provision for credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for credit losses - loans	$923	$879	$1,456	$1,394
(Reversal of) provision for credit losses - unfunded commitments	(34)	31	(37)	78
Provision for credit losses	$889	$910	$1,419	$1,472

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the nine months ended September 30, 2024, and by fiscal year of origination as of September 30, 2024.

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Watch	2,565	24,025	2,312	-	-	-	-	28,902
Total commercial construction	2,565	24,025	2,312	-	-	-	-	28,902

Commercial non-residential
Pass	$14,438	$37,069	$50,198	$27,236	$16,294	$80,420	$-	$225,655
Watch	8,529	14,347	15,307	7,386	11,409	36,715	-	93,693
Special mention	-	-	1,368	879	335	5,984	-	8,566
Substandard	-	-	2,855	-	-	4,026	-	6,881
Total commercial non-residential	22,967	51,416	69,728	35,501	28,038	127,145	-	334,795
Current-period gross write-offs	-	-	-	-	-	291	-	291

Multifamily
Pass	$-	$1,405	$18,511	$29,779	$2,051	$5,355	$-	$57,101
Watch	-	987	11,079	11,675	-	10,536	-	34,277
Total multifamily	-	2,392	29,590	41,454	2,051	15,891	-	91,378

Residential
Performing	$12,137	$27,948	$24,128	$2,062	$2,663	$15,427	$-	$84,365
Non-performing	-	-	-	-	-	1,227	-	1,227
Total residential	12,137	27,948	24,128	2,062	2,663	16,654	-	85,592

Commercial and industrial
Pass	$7,383	$9,945	$23,300	$8,496	$846	$1,133	$13,676	$64,779
Watch	3,179	1,134	2,359	219	403	1,218	11,707	20,219
Special mention	-	224	521	222	100	10	-	1,077
Substandard	-	-	-	-	-	795	1,536	2,331
Total commercial and industrial	10,562	11,303	26,180	8,937	1,349	3,156	26,919	88,406
Current-period gross write-offs	-	40	-	7	-	36		83

Indirect automobile
Performing	$42,612	$79,430	$118,013	$49,122	$19,501	$9,549	$-	$318,227
Non-performing	17	29	383	148	47	68	-	692
Total indirect automobile	42,629	79,459	118,396	49,270	19,548	9,617	-	318,919
Current-period gross write-offs	83	608	1,153	488	207	137	-	2,676

Home equity
Performing	$-	$-	$-	$-	$-	$3,796	$7,691	$11,487
Non-performing	-	-	-	-	-	226	15	241
Total home equity	-	-	-	-	-	4,022	7,706	11,728

Other consumer
Performing	$2,261	$1,877	$2,263	$500	$142	$35	$224	$7,302
Non-performing	-	23	1	-	-	-	-	24
Total other consumer	2,261	1,900	2,264	500	142	35	224	7,326
Current-period gross write-offs	8	58	35	6	24	5	-	136

Total Loans
Pass/performing	$78,831	$157,674	$236,413	$117,195	$41,497	$115,715	$21,591	$768,916
Watch	14,273	40,493	31,057	19,280	11,812	48,469	11,707	177,091
Special mention	0	224	1,889	1,101	435	5,994	-	9,643
Substandard	-	-	2,855	-	0	4,821	1,536	9,212
Non-performing	17	52	384	148	47	1,521	15	2,184
Total Loans	$93,121	$198,443	$272,598	$137,724	$53,791	$176,520	$34,849	$967,046
Total Current-period gross write-offs	$91	$706	$1,188	$501	$231	$469	$-	$3,186

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first nine months of 2024 or 2023.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Nine months ended September 30, 2024
	2024	2023
Beginning balance	$246	$334
Amortization	(60)	(67)

Ending balance	$186	$267

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $19 and $22 of amortization expense related to its intangible assets for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $60 and $67 of amortization expense related to its intangible assets for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2024	$19
2025	60
2026	29
2027	21
2028	16
Thereafter	41
Total	$186

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2024	2023
Non-interest bearing demand deposits	$256,864	$249,793
Interest bearing accounts:
NOW(1)	122,985	125,628
Savings	137,031	146,172
Money market	185,811	190,864
Time certificates of deposit	343,482	318,046
Total interest bearing accounts	789,309	780,710
Total deposits	$1,046,173	$1,030,503
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (“FDIC”) insurance deposit products in aggregate amounts exceeding the current limits for depositors. At September 30, 2024 and December 31, 2023, total reciprocal deposits were $42,918 and $40,009, respectively. Included in time certificates of deposit at September 30, 2024 and December 31, 2023 were reciprocal deposits totaling $27,383 and $23,357, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $15,535 and $16,652 at September 30, 2024 and December 31, 2023, respectively.

The Company had no brokered deposits at either September 30, 2024 or December 31, 2023. Time certificates of deposit in denominations of $250 or greater were $95,882 and $100,063 as of September 30, 2024 and December 31, 2023, respectively.

Contractual maturities of time certificates of deposit at September 30, 2024 are summarized below:

September 30,
2024
Within 1 year	$324,739
1 – 2 years	15,230
2 – 3 years	591
3 – 4 years	1,000
4 – 5 years	1,922
Total	$343,482

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. At September 30, 2024 and December 31, 2023, the Bank had access to a preapproved secured line of credit with the FHLB of $633,017 and $656,516, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At September 30, 2024 and December 31, 2023, the Bank had pledged assets of $275,857 and $228,172, respectively. At September 30, 2024 and December 31, 2023, the Company had outstanding overnight line of credit balances with the FHLB of $10,000 and $0, respectively. The interest rate was 5.06% at September 30, 2024. These borrowings mature the following business day. The Company also had structured borrowings of $49,773. The outstanding principal amounts and the related terms and rates at September 30, 2024 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	20,000	March 20, 2025	4.47%	20,000
Fixed medium-term	722	October 31, 2025	4.87%	—	722
Fixed medium-term	5,000	November 3, 2025	4.87%	—	5,000
Fixed medium-term	728	December 5, 2025	4.34%	—	728
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$49,773	Weighted Average Rate	4.31%	$20,000	$29,773

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2024 or December 31, 2023.

Subordinated Debt

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5,000 of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1 par value per share, to the Company. The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for purposes of determining the Bank’s capital ratios. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%, was 7.36% and 7.64% at September 30, 2024 and December 31, 2023, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2024 or December 31, 2023.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either September 30, 2024 or December 31, 2023.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2024	2023
Projected and accumulated benefit obligation	$(18,615)	$(17,868)
Plan assets at fair value	19,033	18,062
Funded status included in accrued expenses and other liabilities	$418	$194

The net periodic pension cost and amounts recognized in other expense are as follows:

	Nine months ended September 30,
	2024	2023
Interest cost	$640	$646
Expected return on plan assets	(748)	(698)
Amortization of unrecognized loss	223	280
Net periodic cost	$115	$228

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of September 30, 2024, the investment funds included six equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first nine months of 2024 or 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$13,085	$—	$—	$13,085
Equity	5,948	—	—	5,948
Total assets at fair value	$19,033	$—	$—	$19,033

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,293	$—	$—	$12,293
Equity	5,769	—	—	5,769
Total assets at fair value	$18,062	$—	$—	$18,062

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $803 and $823 for the nine months ended September 30, 2024 and 2023, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2024 and December 31, 2023, total amounts due to participants of $3,762 and $3,278, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $191 and $155 for the nine months ended September 30, 2024 and 2023, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2024 and December 31, 2023, $2,020 and $1,962, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $195 and $259 for the nine months ended September 30, 2024 and 2023, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,681 and $1,642 at September 30, 2024 and December 31, 2023, respectively. The Company recognized expenses of $39 for both the nine months ended September 30, 2024 and 2023, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,099 and $2,068 at September 30, 2024 and December 31, 2023, respectively. The Company recognized expenses of $62 and $45 for the nine months ended September 30, 2024 and 2023, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (8.50% at January 1, 2024). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2024 was $3,612. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	September 30,	December 31,
	2024	2023
Allocated	109,107	87,286
Committed to be allocated	16,362	21,821
Unallocated	310,956	327,318
Paid out to participants	(10,988)	(10,988)
Total shares	425,437	425,437

The fair value of unallocated shares was $2,876 at September 30, 2024.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2024 and 2023 was $134 and $126, respectively.

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

Pursuant to the terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vested annually over a three-year period from the date of the grant and the term of each option is ten years. As of September 30, 2024, there were 105,146 stock options and 34,778 restricted stock awards that remained available for future grants.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

A summary of options under the 2020 EIP as of September 30, 2024 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	436,263	$6.62	6.64
Expired	(1,333)	6.57	-
Options outstanding at September 30, 2024	434,930	$6.62	5.58
Options exercisable at September 30, 2024	434,930	$6.62	5.58

At September 30, 2024, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,146. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on September 30, 2024.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2024:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	-	$-
Granted	15,000	7.94
Non-vested restricted stock at September 30, 2024	15,000	$7.94

As of September 31, 2024, there was $110 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.77 years.

For the nine months ended September 30, 2024 and 2023, share-based compensation of options and restricted stock under the plan totaled $9 and $395, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of September 30, 2024, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 15.9 years and 10.8 years as of September 30, 2024 and December 31, 2023, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The Company utilized a weighted average discount rate of 3.89% and 2.60% in calculating the value of the lease liability as of September 30, 2024 and December 31, 2023, respectively.

For the nine months ended September 30, 2024 and 2023, total operating lease costs were $573 and $537, respectively, and were included in occupancy and other expense. The right-of-use asset, included in other assets, was $7,444 and $6,239 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,509 and $6,307 as of September 30, 2024 and December 31, 2023, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows:

Years ending December 31:
2024	$195
2025	757
2026	745
2027	705
2028	708
Thereafter	7,528
Total future minimum lease payments	10,638
Amounts representing interest	(3,129)
Present Value of Net Future Minimum Lease Payments	$7,509

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2024	2023
Commitments to extend credit summarized as follows:
Future loan commitments	$4,477	$5,318
Undisbursed construction loans	21,449	42,482
Undisbursed home equity lines of credit	10,363	10,727
Undisbursed commercial and other line of credit	77,780	69,258
Standby letters of credit	2,941	4,965
Loans sold with recourse	807	1,873
Total	$117,817	$134,623

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $177 and $132 related to our swaps is recorded in other assets and other liabilities as of September 30, 2024 and December 31, 2023, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2024	2023
Notational amount	$113,385	$65,420
Fair value	$6,043	$5,343
Weighted average pay rates	5.24%	5.064%
Weighted average receive rates	7.29%	7.49%
Weighted average maturity (in years)	8.45	8.88

Number of Contracts	19	14

In addition, as of September 30, 2024, the Company has three forward rate swaps with a notional value of $26,110 and a fair value of $583 with effective dates at various points in 2024 and 2025. These forward swaps have a fixed weighted average pay rate of 5.79% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective. As of December 31, 2023, there were five forward swaps with a notional value of $30,211, a fair value of $970 and a fixed average pay rate of 4.95%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2024 and December 31, 2023, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$138,116	12.81%	$86,234	8.00%	$107,793	10.00%
Tier 1 capital (to risk-weighted assets)	129,743	12.04%	64,676	6.00%	86,234	8.00%
Common equity tier one capital (to risk weighted assets)	129,743	12.04%	48,507	4.50%	70,065	6.50%
Tier 1 capital (to average assets)	129,743	10.04%	51,694	4.00%	64,618	5.00%

	December 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,675	12.70%	$91,154	8.00%	$113,942	10.00%
Tier 1 capital (to risk-weighted assets)	136,295	11.96%	68,365	6.00%	91,154	8.00%
Common equity tier one capital (to risk weighted assets)	136,295	11.96%	51,274	4.50%	74,062	6.50%
Tier 1 capital (to average assets)	136,295	10.10%	53,990	4.00%	67,488	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2024
Assets:
U.S. Treasury securities	$20,656	$20,656	$—	$—
U.S. government agency mortgage-backed securities-residential	111,226	—	111,226	—
U.S. government agency securities	21,243	—	21,243	—
Municipal securities	2,528	—	2,428	100
Corporate bonds	12,798	—	12,798	—
Other	683	—	683	—
Total available for sale securities	169,134	20,656	148,378	100
Loan level interest rate swaps	6,626	—	6,626	—
Total assets	$175,760	$20,656	$155,004	$100
Liabilities:
Loan level interest rate swaps	$6,626	$—	$6,626	$—
Total liabilities	$6,626	$—	$6,626	$—

	December 31, 2023
Assets:
U.S. Treasury securities	$24,006	$24,006	$—	$—
U.S. government agency mortgage-backed securities – residential	128,580	—	128,580	—
U.S. government agency securities	23,158	—	23,158	—
Municipal securities	2,903	—	2,788	115
Corporate bonds	12,640	—	12,640	—
Other	698	—	698	—
Total available for sale securities	191,985	24,006	167,864	115
Loan level interest rate swaps	6,278	—	6,278	—
Total assets	$198,263	$24,006	$174,142	$115
Liabilities:
Loan level interest rate swaps	$6,278	$—	$6,278	$—
Total liabilities	$6,278	$—	$6,278	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2024
Individually analyzed loans, with specific reserves	$354	$—	$—	$354
Total	$354	$—	$—	$354

	December 31, 2023
Individually analyzed loans, with specific reserves	$756	$—	$—	$756
Other real estate owned	25	—	—	25
Total	$781	$—	$—	$781

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $500 and $971 with valuation allowances of $146 and $215 and fair values of $354 and $756 at September 30, 2024 and December 31, 2023, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2024
Individually analyzed loans, with specific reserves	$354	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2023
Individually analyzed loans, with specific reserves	$756	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	25	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		September 30, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$46,380	$46,380	$—	$—	$46,380
Available for sale securities	169,134	20,656	148,378	100	169,134
Loan level interest rate swaps	6,626	—	6,626	—	6,626
FHLB stock	3,510	—	3,510	—	3,510
Loans, net	964,875	—	—	949,452	949,452
Accrued interest receivable	4,375	—	4,375	—	4,375
Mortgage servicing rights	1,680	—	—	4,299	4,299
Financial Liabilities:
Deposits	$1,046,173	$—	$1,002,426	$—	$1,002,426
Mortgagors' escrow accounts	3,552	—	3,552	—	3,552
FHLB advances	59,773	—	59,567	—	59,567
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,626	—	6,626	—	6,626
Accrued interest payable	1,014	—	1,014	—	1,014

		Fair Value Measurements at
		December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$22,129	$22,129	$—	$—	$22,129
Available for sale securities	191,985	24,006	167,864	115	191,985
Loan level interest rate swaps	6,278	—	6,278	—	6,278
FHLB stock	6,514	—	6,514	—	6,514
Loans, net	1,008,851	—	—	979,037	979,037
Accrued interest receivable	4,616	—	4,616	—	4,616
Mortgage servicing rights	1,977	—	—	4,720	4,720
Financial Liabilities:
Deposits	$1,030,503	$—	$948,140	$—	$948,140
Mortgagors' escrow accounts	9,274	—	9,274	—	9,274
FHLB advances	128,064	—	127,592	—	127,592
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,278	—	6,278	—	6,278
Accrued interest payable	1,488	—	1,488	—	1,488

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Securities available for sale:
Net unrealized loss on securities available for sale	$(14,608)	$(33,010)
Related deferred tax(1)	3,068	6,933
Net accumulated other comprehensive loss	(11,540)	(26,077)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(3,992)	(4,330)
Related deferred tax(1)	838	909
Net accumulated other comprehensive loss	(3,154)	(3,421)
Total accumulated other comprehensive loss	$(14,694)	$(29,498)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income applicable to common stock	$(8,062)	$1,236	$(5,966)	$3,465

Average number of common shares outstanding	11,072,607	11,046,118	11,072,607	11,145,659
Less: Average unearned ESOP shares	313,693	335,511	319,147	340,960
Average number of common shares outstanding used to calculate basic earnings per common share	10,758,914	10,710,607	10,753,460	10,804,699
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	30,770	—	34,791
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	18,741	—	52,240
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,758,914	10,760,118	10,753,460	10,891,730

Earnings (loss) per Common share:
Basic	$(0.75)	$0.12	$(0.55)	$0.32
Diluted (1)	$(0.75)	$0.11	$(0.55)	$0.32

(1)    Because the Company was in a net loss position for the three and nine months ended September 30, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive. The weighted average anti-dilutive common shares not included in the calculation of diluted earnings per share were 89,133 and 84,117 for the three and nine months ended September 30, 2024.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates or methodology in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	the effect of our rating under the Community Reinvestment Act;
●	our ability to achieve the expected results of the balance sheet restructuring;

●	our ability to manage or reduce expenses;
●	changes in the determination of goodwill impairment;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus pandemic, or other public health emergencies.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets were $1.27 billion at September 30, 2024 as compared to $1.31 billion at December 31, 2023, a decrease of $47.1 million, or 3.6%. Loans receivable decreased by $44.0 million, or 4.4%, available for sale securities decreased $22.9 million, or 11.9%, premises and equipment decreased $3.5 million, or 20.0%, Federal Home Loan Bank stock decreased $3.0 million, or 46.1%, and deferred tax assets decreased $2.1 million, or 21.1%. The decreases were partially offset by an increase in cash of $24.3 million, or 109.6%.

Cash and Cash Equivalents. Cash and cash equivalents increased $24.3 million, or 109.6%, to $46.4 million at September 30, 2024 from $22.1 million at December 31, 2023, primarily due to an increase in deposits held at the FHLB, Federal Reserve Bank of New York and other interest-bearing depository accounts with proceeds resulting from principal payments from loans and security sales.

Investment Securities Available for Sale. Available for sale securities decreased $22.9 million, or 11.9%, due to the balance sheet restructuring, which resulted in sales of $70.6 million of lower-yielding securities, and paydowns, calls and maturities of $27.3 million, partially offset by purchases in higher-yielding securities of $56.7 million and a decrease in unrealized loss on available for sale securities of $18.4 million. The restructuring decreased the average life of the securities portfolio, and improved the Company’s earnings stream going forward, beginning in the fourth quarter of 2024.  The securities sold had a yield of 1.11% and a weighted average life of approximately 5.8 years. The proceeds were reinvested into assets yielding 4.22% with an approximate weighted average life of 2.7 years.

Net Loans. Total net loans receivable were $964.9 million at September 30, 2024, a decrease of $44.0 million, or 4.4%, as compared to $1.01 billion at December 31, 2023. The decrease was primarily due to a decrease in indirect automobile loans of $75.3 million, or 19.1%, reflecting a strategic decision to decrease that loan portfolio as a percentage of our balance sheet. At September 30, 2024, indirect automobile loans were 25.2% of assets, compared to 30.0% at December 31, 2023. Partially offsetting the decreases in automobile loans were increases in commercial real estate loans of $27.0 million, or 6.3%, and residential real estate loans of $8.3 million, or 10.8%. Non-accrual loans increased by $511,000, or 12.2%, between December 31, 2023 and September 30, 2024.

Federal Home Loan Bank Stock. FHLB stock decreased $3.0 million, or 46.1%, to $3.5 million at September 30, 2024 from $6.5 million at December 31, 2023, primarily due to a reduction in mandatory ownership of FHLB stock in connection with the pay-off of $68.3 million in advances during the nine months ended September 30, 2024.

Premises and Equipment.  Premises and equipment decreased $3.5 million, or 20.0%, to $14.1 million at September 30, 2024 from $17.6 million at December 31, 2023 as the Bank’s Beacon branch office was sold in February of 2024 for $2.9 million. The sale included the land and building as well as all branch furniture and equipment. All of the branch accounts were redomiciled to the customer’s next nearest Bank branch and all employees were placed in open positions.

Total Liabilities. Total liabilities decreased $56.0 million, or 4.7%, to $1.14 billion at September 30, 2024 from $1.20 billion at December 31, 2023, primarily due to a decreases in Federal Home Loan Bank advances of $68.3 million and mortgagors’ escrow accounts of $5.7 million. These decreases were partly offset by an increase in deposits of $15.7 million and an increase of $2.3 million in accrued expenses and other liabilities.

Deposits. Deposits increased $15.7 million, or 1.5%, to $1.05 billion at September 30, 2024 from $1.03 billion at December 31, 2023. For the nine months ended September 30, 2024, interest-bearing accounts increased $8.6 million, or 1.1%, to $789.3 million, while non-interest bearing balances increased $7.1 million, or 2.8%, to $256.9 million. Of the interest bearing accounts, time deposits increased $25.4 million, or 8.0%, at September 30, 2024, while transaction accounts (including NOW, savings and money market accounts) decreased $16.8 million, or 3.6%. The continued growth in interest-bearing time deposits was primarily due a shift in deposits from lower-yielding transaction accounts to higher-yielding time deposits and money market accounts as customers sought higher interest rates.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $42.9 million and $40.0 million at September 30, 2024 and December 31, 2023, respectively. We had no brokered deposits at either September 30, 2024 or December 31, 2023.

Mortgagors’ escrow accounts. Mortgagors’ escrow accounts decreased $5.7 million, or 61.7%, from $9.3 million at December 31, 2023 to $3.6 million at September 30, 2024, primarily due to the timing of tax disbursements.

Advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank decreased $68.3 million, or 53.3%, from $128.1 million at December 31, 2023 to $59.8 million at September 30, 2024, primarily due the use of proceeds from the sales of securities and a reduction in the origination of indirect automobile loans to pay down the debt.

Stockholders’ Equity. Stockholders' equity increased $9.0 million, or 7.9%, to $122.7 million at September 30, 2024. The increase was primarily due to a $14.8 million decrease in accumulated other comprehensive loss primarily reflecting efforts of the balance sheet restructuring as well as the 50 basis point decrease in market interest rates, which was partially offset by a net loss of $5.6 million. At September 30, 2024, the Company’s book value per share was $11.06 and the Company’s ratio of stockholders’ equity-to-total assets was 9.69%. At December 31, 2023, the Company’s book value per share was $10.27 and the Company’s ratio of stockholders’ equity-to-total assets was 8.66%. Unearned common stock held by the Bank’s employee stock ownership plan was $3.1 million and $3.3 million at September 30, 2024 and December 31, 2023, respectively.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2024 and 2023

Net Income. Net loss for the third quarter of 2024 was $8.1 million, compared to net income of $1.2 million for the third quarter of 2023. Diluted loss per share was $0.75 for the third quarter of 2024, compared to earnings per share of $0.11 for the same quarter a year ago. Interest and dividend income increased $506,000, or 3.3%, interest expense increased $465,000, or 7.9%, the provision for credit losses decreased $21,000, or 2.3%, non-interest income decreased $11.7 million, or 709.2%, non-interest expense increased $266,000, or 3.0%, and taxes decreased $2.6 million, or 752.2%, between comparable quarters.

Net loss for the nine months ended September 30, 2024 totaled $6.0 million, compared to net income of $3.5 million for the same period in 2023. Diluted loss per share was $0.55 for the first nine months of 2024 compared to earnings per share of $0.32 for the first nine months of 2023. Interest and dividend income increased $2.4 million, or 5.3%, interest expense increased $3.5 million, or 21.3%, the provision for credit losses decreased $53,000, non-interest income decreased $11.4 million, or 260.0%, non-interest expense decreased $402,000, or 1.5%, and taxes decreased $2.6 million, or 270.6%, between comparable periods.

Both the third quarter and nine months of 2024 results reflected a $12.0 million pre-tax loss from the previously announced balance sheet restructuring.

Net Interest Income. Net interest income increased $41,000, or 0.4%, to $9.7 million for the three months ended September 30, 2024. The ratio of average interest-earning assets to average interest-bearing liabilities increased 1.5% to 135.00% while the net interest margin increased by 17 basis points to 3.26% when comparing the third quarter of 2024 to the same quarter in 2023.

Net interest income decreased $1.1 million, or 3.8%, to $27.7 million for the nine months ended September 30, 2024, compared to $28.8 million for the nine months ended September 30, 2023. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 0.9% to 132.92% while our net interest margin decreased by 1 basis point to 3.08% when comparing the first nine months of 2024 to the same period in 2023.

Interest Income. Interest income increased $506,000, or 3.3%, to $16.0 million for the three months ended September 30, 2024, from $15.5 million for the comparable 2023 period primarily due to the rising interest rate environment, offset by a decrease in the average balance of loans and available for sale securities. The average yield of interest-earning assets increased by 43 basis points to 5.39% and the average balance of interest-earning assets decreased $58.1 million, or 4.7%.  The average yield on loans increased 39 basis points, while the average yield on available for sale securities increased 31 basis points. For the three months ended September 30, 2024, the average balance of loans decreased $25.6 million, while the average balance of available for sale securities decreased $29.5 million when compared to the three months ended September 30, 2023.

Interest income increased $2.4 million, or 5.3%, to $47.5 million for the nine months ended September 30, 2024 from $45.1 million for the comparable 2023 period. Interest and fees on loans increased due to the rising interest rate environment while interest and dividends on securities decreased as the average balance decreased. For the nine months ended September 30, 2024, the average balance of loans decreased $11.0 million, while the average balance of available for sale securities decreased $33.0 million when compared to the nine months ended September 30, 2023. The average yield on loans increased 42 basis points, while the average yield on available for sale securities increased 6 basis points. The average yield of interest-earning assets increased by 45 basis points to 5.28% and the average balance of interest-earning assets decreased $47.6 million, or 3.8%.

Interest Expense. Interest expense increased $465,000, or 7.9%, from $5.9 million for the quarter ended September 30, 2023, to $6.3 million for the quarter ended September 30, 2024. The average cost of interest-bearing liabilities increased 38 basis points to 2.88% for the quarter ended September 30, 2024, due to the current interest rate environment and a greater proportion of deposits consisting of higher-yielding certificates of deposit. The average balance of total interest-bearing liabilities decreased $57.2 million, or 6.1%, to $876.9 million primarily due to a decrease of $73.2 million, or 13.9%, in the average balance of our core interest-bearing deposits (consisting of savings, NOW and money market accounts) as depositors sought higher yields in the increasing interest rate environment, partially offset by an increase of $53.0 million, or 18.2%, in the average balance of certificates of deposit. Between the three months ended September 30, 2023 and 2024, the average cost of Federal Home Loan Bank advances decreased by 55 basis points and the average balance also decreased by $36.1 million.

Interest expense increased $3.5 million, or 21.3%, from $16.3 million for the nine months ended September 30, 2023, to $19.7 million for the nine months ended September 30, 2024. The average cost of interest-bearing liabilities increased 59 basis points to 2.92% for the nine-month period ended September 30, 2024, due to the current interest rate environment and a greater proportion of deposits consisting of higher-rate certificates of deposit, while the average balance of total interest-bearing liabilities decreased $27.7 million, or 3.0%, to $903.5 million. Between the nine months ended September 30, 2023 and 2024, the average cost of Federal Home Loan Bank advances decreased by 9 basis points, while the average balance increased by $5.6 million. A decrease of $98.1 million, or 17.8%, in the average balance of core interest-bearing deposits (consisting of savings, NOW and money market accounts) was partially offset by an increase of $64.5 million, or 23.5%, in the average balance of certificates of deposit as depositors sought higher yields in the increasing interest rate environment.

Provision for Credit Losses. The provision for credit losses decreased by $21,000, or 2.3%, from $910,000 for the quarter ended September 30, 2023 to $889,000 for the quarter ended September 30, 2024. The provision for credit losses decreased by $53,000, or 3.6%, from $1.47 million for the nine months ended September 30, 2023 to $1.42 million for the nine months ended September 30, 2024. These decreases to the provision for the three months and the nine months ended September 30, 2024 were primarily attributable to a decrease in loan balances, primarily indirect automobile loans.

Net charge-offs decreased $41,000 from $385,000 for the third quarter of 2023 to $344,000 for the third quarter of 2024. The decrease was primarily due to decreased net charge-offs in indirect automobile loans of $216,000 and recoveries in residential real estate and commercial loans in the third quarter of 2023. Net charge-offs increased $8,000, or 0.6%, to $1.4 million for the first nine months of 2024. The percentage of overdue account balances to total loans decreased to 1.62% as of September 30, 2024, from 1.90% as of December 31, 2023, while non-performing assets increased $486,000, or 11.6%, to $4.7 million at September 30, 2024.

Non-Interest (Loss) Income. Non-interest loss totaled $10.0 million for the three months ended September 30, 2024, a decrease of $11.7 million, from non-interest income of $1.6 million for the comparable period in 2023, due primarily to the $12.0 million loss on sale of investment securities resulting from the previously mentioned balance sheet restructuring. Excluding the securities loss, non-interest income for the third fiscal quarter of 2024 would have been $2.0 million compared to $1.6 million for the three months ended September 30, 2023. The Company recorded an increase of $54,000, or 16.8%, in investment advisory income resulting from the improved market and economic conditions, an increase of $194,000 related to gains on life insurance, an increase of $35,000 in service charges on deposit accounts, an increase of $22,000 in the cash surrender value of life insurance, and an increase in the gain on sales of loans of $20,000.

Non-interest loss totaled $7.0 million for the nine months ended September 30, 2024, a decrease of $11.4 million, from non-interest income of $4.4 million for the comparable period in 2023, due primarily to the $12.0 million loss on sale of investment securities resulting from the previously mentioned balance sheet restructuring. Excluding the securities loss, non-interest income for the nine months ended September 30, 2024 would have been $5.0 million compared to $4.4 million for the nine months ended September 30, 2023. The Company recorded an increase of $270,000, or 31.3%, in investment advisory income resulting from the improved market and economic conditions, an increase of $194,000 related to gains on life insurance, an increase of $88,000 in service charges on deposit accounts, an increase of $70,000, or 14.2%, in the cash surrender value of life insurance, and an increase in the gain on sales of loans of $39,000, partially offset by a decrease of $54,000 on the disposal of premises and equipment.

Non-Interest Expense. Non-interest expense totaled $9.1 million for the third quarter of 2024, an increase of $266,000, or 3.0%, over the comparable period in 2023. The increase was primarily due to a $370,000 increase in salaries and benefits related primarily due to higher production commissions and higher medical insurance costs. This increase was partially offset by a $109,000 decrease in other non-interest expense primarily due to a decrease in lending operations expense.

Non-interest expense totaled $26.9 million for the first nine months of 2024, a decrease of $402,000, or 1.5%, over the comparable period in 2023. The decrease was primarily due to a $229,000, or 4.7%, decrease in other non-interest expense, primarily due to decreased retail banking and lending expenses. FDIC deposit insurance and other insurance decreased $121,000, or 13.1%, primarily due to a decreased assessment rate while professional fees decreased $90,000, or 6.1%. Occupancy expense decreased $66,000, or 2.1%, due to a branch closure in the first quarter of 2024. These decreases were partially offset by an $82,000 increase in salaries and benefits and a $42,000 increase in data processing costs.

Income Taxes. The income tax benefit for the third quarter of 2024 totaled $2.2 million at a negative effective tax rate of 21.72%, compared to a provision of $343,000 at an effective tax rate of 21.72% in the prior year’s comparable quarter. The decrease in the provision for income taxes in the third quarter of 2024 reflected a lower pre-tax income when compared to the prior year’s comparable quarter and a  tax benefit resulting from a $12.0 million pre-tax loss on the sale of available-for-sale investment securities.

The income tax benefit for the first nine months of 2024 totaled $1.6 million at a negative effective tax rate of 21.50%, compared to a provision of $958,000 at an effective tax rate of 21.66% for the first nine months of 2023. The decrease in the effective tax rate in the first half of 2024, as compared to the same period a year ago, was primarily due to the pre-tax loss on the sale of investment securities as previously mentioned.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$26,810	$366	5.43%	$28,282	$384	5.39%
Loans(1)	978,806	14,679	5.97%	1,004,420	14,139	5.58%
Available for sale securities	174,265	895	2.04%	203,769	889	1.73%
Other interest-earning assets	3,832	100	10.38%	5,386	122	8.99%
Total interest-earning assets	1,183,713	16,040	5.39%	1,241,857	15,534	4.96%
Non-interest-earning assets	86,673			91,118
Total assets	$1,270,386			$1,332,975
Liabilities and equity:
NOW accounts	$124,099	$44	0.14%	$139,318	$49	0.14%
Money market accounts	188,449	1,294	2.73%	227,116	1,552	2.71%
Savings accounts	139,067	126	0.36%	158,352	144	0.36%
Certificates of deposit	343,597	4,066	4.71%	290,634	2,804	3.83%
Total interest-bearing deposits	795,212	5,530	2.77%	815,420	4,549	2.21%
Escrow accounts	12,481	37	1.18%	13,946	39	1.11%
Federal Home Loan Bank advances	63,469	668	4.19%	99,541	1,189	4.74%
Subordinated debt	5,155	99	7.64%	5,155	99	7.62%
Other interest-bearing liabilities	534	7	5.21%	—	—	—%
Total other interest-bearing liabilities	81,639	811	3.95%	118,642	1,327	4.44%
Total interest-bearing liabilities	876,851	6,341	2.88%	934,062	5,876	2.50%
Non-interest-bearing deposits	247,180			263,021
Other non-interest-bearing liabilities	26,992			27,565
Total liabilities	1,151,023			1,224,648
Total stockholders’ equity	119,363			108,327
Total liabilities and stockholders’ equity	$1,270,386			$1,332,975
Net interest income		$9,699			$9,658
Interest rate spread			2.51%			2.46%
Net interest margin(2)			3.26%			3.09%
Average interest-earning assets to average interest-bearing liabilities			135.00%			132.95%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $10,000 and $17,000 for the three months ended September 30, 2024 and 2023, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$21,659	$878	5.41%	$25,601	$971	5.07%
Loans(1)	993,297	43,584	5.86%	1,004,270	40,847	5.44%
Available for sale securities	180,808	2,588	1.91%	213,773	2,958	1.85%
Other interest-earning assets	5,172	401	10.36%	4,847	299	8.25%
Total interest-earning assets	1,200,936	47,451	5.28%	1,248,491	45,075	4.83%
Non-interest-earning assets	88,215			89,619
Total assets	$1,289,151			$1,338,110
Liabilities and equity:
NOW accounts	$124,305	$128	0.14%	$142,056	$148	0.14%
Money market accounts	187,182	3,777	2.70%	244,662	4,826	2.64%
Savings accounts	142,896	386	0.36%	165,774	450	0.36%
Certificates of deposit	338,864	11,692	4.61%	274,375	7,308	3.56%
Total interest-bearing deposits	793,247	15,983	2.69%	826,867	12,732	2.06%
Escrow accounts	9,906	88	1.19%	10,931	90	1.10%
Federal Home Loan Bank advances	93,806	3,295	4.69%	88,225	3,152	4.78%
Subordinated debt	5,155	296	7.67%	5,155	279	7.24%
Other interest-bearing liabilities	1,393	57	5.47%	—		—%
Total other interest-bearing liabilities	110,260	3,736	4.53%	104,311	3,521	4.51%
Total interest-bearing liabilities	903,507	19,719	2.92%	931,178	16,253	2.33%
Non-interest-bearing deposits	242,255			270,992
Other non-interest-bearing liabilities	27,072			26,322
Total liabilities	1,172,834			1,228,492
Total stockholders’ equity	116,317			109,618
Total liabilities and stockholders’ equity	$1,289,151			$1,338,110
Net interest income		$27,732			$28,822
Interest rate spread			2.36%			2.49%
Net interest margin(2)			3.08%			3.09%
Average interest-earning assets to average interest-bearing liabilities			132.92%			134.08%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $44,000 and $53,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2023			September 30, 2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(20)	$2	$(18)	$(156)	$63	$(93)
Loans receivable	(367)	907	540	(451)	3,188	2,737
Available for sale securities	(139)	144	5	(469)	99	(370)
Other interest-earning assets	(38)	17	(21)	21	81	102
Total interest-earning assets	(564)	1,070	506	(1,055)	3,431	2,376
Interest expense:
Deposits	(115)	1,095	980	(536)	3,786	3,250
Escrow accounts	(4)	3	(1)	(8)	7	(1)
Federal Home Loan Bank advances	(392)	(129)	(521)	197	(53)	144
Subordinated debt	—	—	—	—	17	17
Other interest-bearing liabilities	7	—	7	56	—	56
Total interest-bearing liabilities	(504)	969	465	(291)	3,757	3,466
Net (decrease) increase in net interest income	$(60)	$101	$41	$(764)	$(326)	$(1,090)

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2024 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$120,686	$(34,375)	(22.2)%	10.44%	(15.8)%
300	128,815	(26,246)	(16.9)%	10.94%	(11.8)%
200	137,531	(17,530)	(11.3)%	11.45%	(7.6)%
100	146,274	(8,787)	(5.7)%	11.94%	(3.7)%
0	155,061	—	—%	12.40%	—%
(100)	153,144	(1,917)	(1.2)%	12.00%	(3.2)%
(200)	145,555	(9,506)	(6.1)%	11.19%	(9.7)%
(300)	129,955	(25,106)	(16.2)%	9.81%	(20.9)%
(400)	113,223	(41,838)	(27.0)%	8.36%	(32.6)%

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

As reported in the Consolidated Statements of Cash Flows, cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2024 as compared to $6.9 million for the nine months ended September 30, 2023. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $77.7 million for the nine months ended September 30, 2024, and $12.6 million for the nine months ended September 30, 2023, principally reflecting our investment security and loan activities in the respective periods. A cash inflow of $42.1 million for a decrease in loans was the primary contributor to the cash provided by investing activities for the nine months ended September 30, 2024 as opposed to a cash outflow of $11.6 million for an increase in loans for the nine months ended September 30, 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow of $58.3 million in the nine months ended September 30, 2024, due primarily to a paydown of debt, compared to a net cash outflow of $24.1 million in the comparable 2023 period caused by an increase in debt offset by a decrease in deposits.

At September 30, 2024, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$46,380
Unencumbered securities	90,614
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	215,167
FRB secured line of credit	234,647
Total available sources of funds	$646,808

The Bank has access to a preapproved secured line of credit with the FHLB which totaled $633,017 at September 30, 2024. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which 47,506 shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended September 30, 2024.

There were no sales of unregistered securities during the quarter ended September 30, 2024.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.0

The following materials for the period ended September 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 12, 2024	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: November 12, 2024	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer