Form 10-K
period 2024-12-31
Rhinebeck Bancorp, Inc.
filed 2025-03-25
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒

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

As of March 1, 2025, there were 11,094,828 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at the end of the most recently completed second quarter was $28,840,250.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2025 annual meeting of stockholders, to be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

● statements regarding our business plans, prospects, growth and operating strategies, and financial condition and results of operation;

● statements regarding the quality of our loan and investment portfolios; and

● estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Forward looking statements, by their nature, are subject to risks and uncertainties.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of and methodology for calculating the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	the effect of our rating under the Community Reinvestment Act;
●	our ability to achieve the expected results of the balance sheet restructuring;
●	our ability to manage or reduce expenses;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments or reduce our volume of loan originations, the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;

ii

●	adverse changes in the securities markets;
●	changes in the determination of goodwill impairment;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation assessments and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies;
●	negative financial impact from unfavorable regulatory penalties and/or settlements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus pandemic, or other public health emergencies.

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

At December 31, 2024, the Company had consolidated total assets of $1.26 billion, total deposits of $1.02 billion and stockholders’ equity of $121.8 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC, a New York-chartered non-stock corporation, is a mutual holding company that owns 57.1% of the outstanding common stock of Rhinebeck Bancorp, Inc.

Rhinebeck Bank

Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. The Bank provides a full range of banking and financial services to consumer and commercial customers through its 13 branches and one representative office located in Dutchess, Ulster and Orange counties. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). The Bank’s primary business activity is accepting deposits from the general public and using those funds together with borrowings, primarily to originate indirect automobile loans (automobile loans referred to us by automobile dealerships), commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and one- to four-family residential real estate loans, and to purchase investment securities.

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

Market Area

Our primary market area encompasses Albany, Dutchess, Orange, and Ulster Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices (and the representative offices noted above) are located in these four counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.

Based on published statistics, the U.S. unemployment rate was 4.1%, while the New York State unemployment rate was 4.4% as of December 31, 2024. The four counties in our primary market area each had a lower unemployment rate than New York State (Dutchess County, 3.1%, Orange County, 3.2%, Ulster County, 3.2% and Albany County, 3.0%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2024, the Hudson Valley’s private sector job growth increased by 1.2%. Based on published statistics, median household income for 2023 (the latest date for which information was available) was $97,273 in Dutchess County, $96,497 in Orange County, $81,804 in Ulster County and $83,149 in Albany County, compared to $75,149 in the U.S. and $81,386 in New York State as a whole. Based on published statistics, the July 2023 estimated population was 297,150 in Dutchess County, 407,470 in Orange County, 182,333 in Ulster County and 316,659 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2024 (the latest date for which information is available), we had 10.40% of the FDIC-insured deposit market share in Dutchess County, which was 4th among the 15 institutions with offices in the county, 1.39% of the FDIC-insured deposit market share in Ulster County, which was 14th among the 19 institutions with offices in the county, and 1.11% of the FDIC-insured deposit market share in Orange County, which was 16th among the 23 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, specialty finance firms and financial technology companies. Additionally, in the indirect auto lending space, we face competition from credit unions, captive auto finance companies, online auto lenders, and marketplace lending platforms that connect borrowers directly with investors.

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

Lending Activities

General.

Loans are our primary interest-earning asset. At December 31, 2024, net loans represented 77.4% of our total assets. The allowance for credit losses is accounted for under the current expected credit loss (“CECL”) model.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans(1)(2)	$86,651	8.89%	$77,259	7.66%
Commercial Real Estate Loans:
Non-residential	350,962	36.00%	324,493	32.17%
Multi-family	105,030	10.77%	83,376	8.27%
Construction(3)	26,611	2.73%	20,208	2.00%
Total	482,603	49.50%	428,077	42.44%
Commercial Loans:(4)	91,517	9.39%	88,927	8.82%
Consumer Loans:
Indirect automobile	295,669	30.33%	394,245	39.09%
Home equity	11,656	1.19%	11,990	1.19%
Other consumer	6,830	0.70%	8,095	0.80%
Total	314,155	32.22%	414,330	41.08%
Total loans receivable, gross	974,926	100.00%	1,008,593	100.00%
Dealer Reserve	5,392		8,382
Allowance for credit losses	(8,539)		(8,124)
Loans receivable, net	$971,779		$1,008,851
(1)	Includes residential construction loans totaling $711,000 and $1.8 million at December 31, 2024 and 2023, respectively.
(2)	Includes loans held for sale totaling $0 and $908,000 at December 31, 2024 and 2023, respectively.
(3)	Represents the amounts distributed as of the dates indicated.
(4)	Includes $86,000 and $272,000 in U.S. Small Business Administration (“SBA”) Paycheck Participation Program (“PPP”) loans at December 31, 2024 and 2023, respectively.

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

	At December 31, 2024
		Commercial Real Estate Loans				Consumer Loans
	Residential Real Estate	Construction	Non-Residential	Multifamily	Commercial	Indirect Automobile	Home Equity	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$106	$26,214	$1,807	$22	$28,493	$7,059	$9	$511	$64,221
More than one year through five years	590	397	31,033	808	44,896	233,196	254	5,528	316,702
More than five years through fifteen years	10,288	—	206,534	79,749	17,776	55,414	3,838	791	374,390
More than 15 years	75,667	—	111,588	24,451	352	—	7,555	—	219,613
Total	$86,651	$26,611	$350,962	$105,030	$91,517	$295,669	$11,656	$6,830	$974,926

The following table sets forth the mix of fixed- and adjustable-rate loans at December 31, 2024 that are due after December 31, 2025, based on their contractual terms to maturity.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Residential real estate loans	$61,829	$24,716	$86,545
Commercial real estate loans
Non-residential	13,263	335,892	349,155
Multi-family	749	104,259	105,008
Construction	—	397	397
Commercial loans	46,801	16,223	63,024
Consumer loans
Indirect automobile	288,610	—	288,610
Home equity	536	11,111	11,647
Other consumer	6,319	—	6,319
Total	$418,107	$492,598	$910,705

Indirect Automobile Loans.

We have provided indirect financing of automobile purchases since 1999. At December 31, 2024, indirect automobile loans totaled $295.7 million, or 30.3% of our total loan portfolio. While we still plan to originate indirect automobile loans, over the past three years and for the foreseeable future we have actively decreased our indirect automobile portfolio by decreasing loan originations through increased pricing and more selective underwriting criteria. We acquire our indirect automobile loans from 61 automobile dealerships located in the Hudson Valley region and 30 dealers located in the Albany area, under an arrangement where the dealer receives a flat fee for referring the loan to us, which is known as dealer participation or dealer reserve. As of December 31, 2024, 43.4% of the aggregate principal balance of our indirect automobile loan portfolio was for the purchase of new vehicles and 56.6%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2024 was five years and eleven months.

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

We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts (amounts in addition to the sales price are collectively referred to as the “additional vehicle costs”). In addition, we also may finance the negative equity related to vehicles traded in with a prior financing. Accordingly, the amount we finance may exceed, depending on the borrower’s credit score, in the case of new vehicles, the aggregate of the dealer’s invoice price of the financed vehicle and the additional vehicle costs, or in the case of a used vehicle, the aggregate of the vehicle’s value and the additional vehicle costs. The maximum amount that can be borrowed for an automobile loan by borrowers with our lowest risk rating generally may not exceed 135% of the full sales price of a new vehicle, or the vehicle’s “wholesale” value in the case of a used vehicle. The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars. We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures.

At December 31, 2024, our automobile loans to borrowers with credit scores of 639 or less at origination totaled $27.1 million, or 9.2% of our total indirect automobile loan portfolio. We typically do not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Non-Residential Commercial Real Estate Loans.

At December 31, 2024, non-residential commercial real estate loans were $351.0 million, or 36.0%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2024, $118.9 million of our commercial real estate portfolio was owner-occupied real estate and $232.1 million was secured by income producing, non-owner occupied real estate. At December 31, 2024, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside our market area based on an established relationship with a strong borrower. As of December 31, 2024, we had four loans located outside of the state of New York totaling $17.5 million.

We originate a variety of commercial real estate loans with terms and amortization periods generally up to 25 years, for large newly constructed commercial developments, including retail plazas and up to 20 years for almost all other commercial properties. The interest rate on commercial real estate loans is generally adjustable and based on a margin over an index, typically The Wall Street Journal Prime Rate or the Federal Home Loan Bank of New York Amortizing Advance Rate. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. The Bank selectively offers interest rate swaps for both commercial and multi-family real estate loans. See Note 12 to the Consolidated Financial Statements for additional information.

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

The following table provides information with respect to our non-residential commercial real estate loans by type at December 31, 2024 (dollars in thousands).

	December 31, 2024
Commercial real estate loans:	Number of Loans	Owner occupied	Non-owner occupied	Total Balance	Percent
Residential one-to-four family	73	$2,052	$13,030	$15,082	4.30%
Mixed use	86	16,151	40,950	57,101	16.27%
Auto dealer/car sales	11	19,036	16,586	35,622	10.15%
Office	41	5,931	23,760	29,691	8.46%
Retail	30	6,233	61,837	68,070	19.40%
Industrial/manufacturing/warehouse	32	17,589	17,196	34,785	9.91%
Hotel/motel/inn	7	14,679	23,267	37,946	10.81%
Restaurant	24	13,765	4,739	18,504	5.27%
Mobile home/park	3	-	2,897	2,897	0.83%
Self-storage facility	7	1,167	15,496	16,663	4.75%
Other commercial real estate	44	22,295	12,306	34,601	9.86%
Total commercial real estate loans	358	118,898	232,064	$350,962	100.00%

At December 31, 2024, our largest commercial real estate loan had an outstanding balance of $16.6 million and was secured by a shopping center located in Clifton Park, New York. At December 31, 2024, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2024, commercial business loans were $91.5 million, or 9.4% of our total loan portfolio. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.5 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. As of December 31, 2024, our leverage loans amounted to $4.0 million. Except for one loan of $159,000, all other loans were performing in compliance with their contractual terms.

At December 31, 2024, our largest commercial business loan had an outstanding balance of $6.1 million and was secured by equipment. At December 31, 2024, this loan was performing according to its original terms.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2024, one- to four-family residential real estate loans totaled $86.7 million, or 8.9% of our total loan portfolio, and consisted of $62.0 million of fixed-rate loans and $24.7 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area. We will consider originating one- to four-family residential real estate loans secured by properties located outside our normal lending area on a case-by-case basis, primarily to preexisting customers with a relationship of one year or longer, and provided the property is located in New York.

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

Historically we have sold most of the fixed-rate residential mortgage loans that we originated to reduce our interest rate risk exposure and generate fee income. The majority of the mortgage loans that we originated were sold to Freddie Mac on a servicing rights retained basis. We also originated State of New York Mortgage Agency loans, which were sold on a servicing released basis. Over the past few years, however, we have retained in our portfolio more high quality fixed-rate mortgages with terms up to 30 years. We sold $7.8 million and $4.8 million of fixed-rate residential mortgages during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we serviced $266.5 million of one- to four-family residential mortgage loans for others. We generated $684,000 and $725,000 in loan servicing fee income during the years ended December 31, 2024 and 2023, respectively.

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

We originate loans to finance the construction of one- to four-family residential properties. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2024, residential construction loans totaled $711,000, or 0.8% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans.

At December 31, 2024, multi-family real estate loans totaled $105.0 million, or 10.8%, of our total loan portfolio. Our multi-family real estate loans are generally secured by multi-unit rental properties, consisting of five to 100 rental units, in our market area.

We originate multi-family real estate loans with terms and amortization periods of up to 30 years. The interest rates on our multi-family real estate loans are generally adjustable based on a margin over an index. Multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower.

In underwriting multi-family real estate loans, we consider a number of factors including the projected net cash flows to the loan’s debt service requirement (generally requiring a minimum of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Where appropriate, we also require corporate guarantees or personal guarantees. We monitor borrowers’ and guarantors’ financial information on an ongoing basis by requiring periodic financial statement updates.

At December 31, 2024, our largest multi-family real estate loan had an outstanding balance of $14.1 million and was secured by an apartment complex located in Poughkeepsie, New York. At December 31, 2024, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2024, commercial construction and land development loans totaled $26.6 million, or 2.7% of our total loan portfolio. All of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $24.6 million at December 31, 2024.

Our commercial construction and land development loans are generally structured as two-year interest-only balloon loans. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate plus a margin. We generally offer commercial construction loans with a loan-to-value ratio of up to 75% of the appraised value on a completed basis or the cost of completion, whichever is less. We offer financing to purchase land for development with a maximum loan-to-value ratio of 50%.

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

At December 31, 2024, our largest commercial construction and land development loan was a hotel construction project located in Saratoga Springs, New York, and had an outstanding balance of $15.0 million with no remaining available balance. At December 31, 2024, this loan was performing according to its original terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2024, $11.7 million of our consumer loans were home equity loans and lines of credit, and $5.7 million of our consumer loans were direct automobile loans.

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

Construction Loans.

Construction lending involves additional risks when compared to permanent residential or commercial lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction timing and costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the lender or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

At December 31, 2024, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $31.1 million and $24.9 million, respectively. As of December 31, 2024, we had no loans that equaled or exceeded our internal loans-to-one borrower limit or our individual regulatory loan limit.

At December 31, 2024, our largest lending relationship consisted of 40 loans aggregating $24.7 million, which consisted of $22.0 million secured by multiple commercial real estate properties and $2.7 million secured by equipment, inventory and receivables. At December 31, 2024, each loan in this relationship was performing according to its original repayment terms.

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

Non-Performing Loans.  At December 31, 2024, $4.1 million, or 0.4% of our total loans, were non-performing loans, which included $1.9 million of commercial real estate loans, $1.2 million of residential real estate loans, $590,000 of indirect automobile loans, $319,000 of commercial loans and $174,000 of home equity loans.

Other Real Estate Owned.  Other real estate owned represents property acquired through foreclosure in partial or full satisfaction of loans. The Company had no other real estate owned at December 31, 2024. At December 31, 2023, the Company had $25,000 in other real estate owned.

Asset Quality.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans	$1,182	$1,624
Commercial real estate loans
Non-residential	1,869	1,621
Commercial loans	319	181
Consumer loans
Indirect automobile	590	631
Home equity	174	99
Other consumer	—	25
Total	$4,134	$4,181

Real estate owned	—	25

Total non-performing assets	$4,134	$4,206

Total non-performing loans to total loans	0.42%	0.41%
Total non-performing loans to total assets	0.33%	0.32%
Total non-performing assets to total assets	0.33%	0.32%

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

At December 31, 2024, the Company classified $9.0 million of loans as Substandard, Doubtful or Non-performing, of which $6.8 million were commercial real estate loans, $1.2 million were residential loans, $300,000 were commercial and industrial loans, $590,000 were indirect automobile loans, and $174,000 were home equity loans. At December 31, 2023, the Company classified $6.3 million of loans as Substandard, Doubtful or Non-performing, of which $3.0 million were commercial real estate loans, $1.6 million were residential loans, $967,000 were commercial and industrial loans, $631,000 were indirect automobile loans, $99,000 were home equity loans and $25,000 were other consumer loans.

Allowance for Credit Losses

The allowance for credit losses is an estimate of current expected credit losses based on available information relevant to assessing collectability of cash flows over the contractual term of the financial assets necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The Company's methodology to estimate the allowance for credit losses has two components: (i) a collective reserve for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve for loans that do not share common risk characteristics. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when the Company believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities. For more information on the allowance for credit losses methodology, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Significant Accounting Policies, Critical Accounting Estimates—Allowance for Credit Losses.”

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$8,124	$7,943
Adoption of CECL standard	—	580
Provision for loan losses	2,813	1,666
Charge-offs:
Residential real estate loans	—	—
Commercial real estate loans
Non-residential	(291)	—
Commercial loans	(608)	(836)
Consumer loans
Indirect automobile	(3,626)	(3,577)
Other consumer	(201)	(62)
Total charge-offs	(4,726)	(4,475)
Recoveries:
Residential real estate loans	—	52
Commercial real estate loans
Non-residential	—	—
Commercial loans	2	111
Consumer loans
Indirect automobile	2,233	2,182
Other consumer	93	65
Total recoveries	2,328	2,410
Net charge-offs	(2,398)	(2,065)
Allowance for credit losses at end of period	$8,539	$8,124
Allowance for credit losses to non-performing loans at end of period	206.56%	194.31%
Allowance for credit losses to total loans outstanding at end of period	0.88%	0.81%
Non-performing loans to total loans	0.42%	0.41%
Net charge-offs to average loans outstanding during period	(0.24)%	(0.21)%

During the year, our allowance for credit losses on loans increased by $415,000, or 5.1%, primarily due to updates in prepayment assumptions and adjustments to qualitative and quantitative factors. These updates were made to reflect higher delinquencies and increased charge-offs in our expected credit loss analysis.

The following table sets forth the ratios of net charge-offs to average loans by loan category.

	Year Ended December 31,
	2024	2023
Net recoveries (charge-offs) to average loans outstanding
Residential real estate loans	-%	0.08%
Commercial real estate loans
Non-residential	(0.09)%	-%
Commercial loans	(0.68)%	(0.85)%
Consumer loans
Indirect automobile	(0.40)%	(0.32)%
Other consumer	(1.30)%	0.03%

Net charge-offs for the year ended December 31, 2024 totaled $2.4 million, compared to $2.1 million for the year ended 2023. There was $291,000 charged off in non-residential commercial real estate in 2024. The decrease in net charge-offs of commercial loans in 2024 was primarily due to one large commercial loan charge-off of $524,000 in 2024 as opposed to two large commercial loan charge-offs of $710,000 and $126,000 in 2023. Net charge-offs for indirect automobiles remained relatively stable and totaled $1.4 million for both years ended December 31, 2024 and 2023. Other consumer loans had net recoveries of $3,000 for the year ended December 31, 2023 as compared to net charge-offs of $108,000 for the year ended December 31, 2024.

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

	At December 31,
	2024			2023
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Residential real estate loans	$575	6.73%	8.89%	$346	4.26%	7.66%
Commercial real estate loans
Non-residential	2,675	31.33	36.00	2,329	28.67	32.17
Multi-family	313	3.67	10.77	387	4.76	8.27
Construction	—	—	2.73	—	—	2.00
Commercial loans	684	8.01	9.39	606	7.46	8.82
Consumer loans
Indirect automobile	4,133	48.40	30.33	4,348	53.52	39.09
Home equity	84	0.98	1.19	49	0.60	1.19
Other consumer	75	0.88	0.70	59	0.73	0.80
Total allowance	$8,539	100.00%	100.00%	$8,124	100.00%	100.00%

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2024, our investment portfolio had a fair value of $159.9 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

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

There are no limits on security purchases or sales executed for cash management or the liquidity needs of the Bank. Transactions require the approval of both the President and CEO and the Chief Financial Officer and must be reported to the Investment Committee, which reports them to the Board of Directors.

Our policy is that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities that are available-for-sale or held for trading are reported at fair value, while securities held to maturity are reported at amortized cost. Currently, all securities we hold are classified as available-for-sale.

Federal Home Loan Bank Securities.  In addition, we hold FHLB common stock to qualify for membership in the FHLB system and to be eligible to borrow funds under the FHLB advance program. There is no market for the FHLB common stock.

The aggregate fair value of our FHLB common stock as of December 31, 2024 was $4.0 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2024 equal to what we were required to own to maintain our membership in the FHLB system and was necessary to support the balance of our advances. We are required to purchase stock as our outstanding advances increase and sell stock as the size of borrowings decrease. Our stock position is reviewed and adjusted weekly by the FHLB.

Evaluation of Securities Portfolio.   The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2024.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2024. Weighted average yields are calculated by dividing the income by amortized cost. No tax equivalent adjustments were made in calculating the weighted average yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$23,890	3.54%	$5,951	3.65%	$—	—%	$—	—%	$29,841	$29,693	3.57%
Mortgage-backed securities – residential	—	—%	1,865	2.36%	2,276	2.50%	99,807	2.98%	103,948	93,492	2.96%
U.S. government and agency obligations	10,008	0.93%	12,002	1.83%	—	—%	—	—%	22,010	21,166	1.42%
Municipal securities	496	0.54%	1,344	1.95%	877	1.96%	—	—%	2,717	2,493	1.70%
Corporate bonds	—	—%	1,604	7.24%	12,450	4.00%	—	—%	14,054	12,583	4.37%
Other	—	—%	763	7.14%	—	—%	—	—%	642	520	7.14%
Total	$34,394	2.74%	$23,529	2.88%	$15,603	3.67%	$99,807	2.98%	$173,212	$159,947	2.98%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, and may use brokered certificates of deposit, depending on market conditions, to supplement cash flows as needed. In addition, funds are derived from scheduled loan and investment payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments, investment maturities and income on earning assets are relatively stable sources of funds, deposit inflows and outflows, loan prepayments and loan sales can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. At December 31, 2024, our deposits totaled $1.02 billion. Brokered deposits are obtained when needed to build liquidity at favorable rates. We had no brokered deposits at December 31, 2024 or 2023. Deposits from related parties held at the Bank totaled approximately $12.9 million at December 31, 2024.

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Non-interest-bearing demand accounts	$242,603	23.45%	-%	$268,103	24.74%	-%
Interest-bearing demand accounts	124,061	11.99%	0.14%	138,515	12.78%	0.14%
Money market accounts	187,615	18.13%	2.65%	232,666	21.46%	2.64%
Savings accounts	141,189	13.65%	0.36%	161,812	14.93%	0.36%
Certificates of deposit	339,133	32.78%	4.58%	282,838	26.09%	3.74%
Total	$1,034,601	100.00%	2.05%	$1,083,934	100.00%	1.62%

As of December 31, 2024 and 2023, approximately $278.3 million and $295.6 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements, which includes affiliate deposits and collateralized deposits.

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for the Bank’s regulatory reporting:

	Years Ended December 31,
	2024	2023

	(Dollars in thousands)
Uninsured deposits, per regulatory requirements	$278,329	$295,574
Less affiliate deposits	(8,728)	(9,448)
Collateralized deposits	—	—
Uninsured deposits, after exclusions	$269,601	$286,126

Available liquidity(1)	$613,696	$679,393
Uninsured deposits coverage	227.6%	237.4%
Uninsured deposits after exclusions as a percent of total deposits	26.4%	27.8%
(1)	Includes cash and cash equivalents, unencumbered securities, lines of credit and remaining borrowing capacity from the FHLB and FRB.

As of December 31, 2024, the aggregate amount of certificates of deposits in denominations greater than $250,000 was $95.6 million. In addition, as of December 31, 2023, the portion of certificates of deposit in excess of the FDIC insurance limit of $250,000 was $48.6 million. The following table sets forth the maturity of those certificates as of December 31, 2024.

Maturity Period	Amount

(In thousands)
Three months or less	$15,820
Over three through six months	8,223
Over six through twelve months	13,181
Over twelve months	11,367
Total	$48,591

At December 31, 2024, $288.3 million of our certificates of deposit will mature during 2025. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Borrowings.  We primarily borrow from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances or loans on the security of such stock and first mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided we meet certain creditworthiness standards. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the total amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Management” and “Note 7 to the Consolidated Financial Statements” for further discussion of borrowings.

Subsidiaries

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month CME term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%. The interest rate on these securities at December 31, 2024 was 6.78%.

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

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs include annual bonus opportunities, an Employee Stock Ownership Plan, an equity incentive plan, a matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, education reimbursement program, and employee assistance programs.

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

As of December 31, 2024, we had 157 full-time employees and 11 part-time employees. Approximately 45% of our employees are employed at our banking center and loan production offices, and another 55% are employed at our corporate headquarters. We believe our relationship with our employees to be generally good. None of our employees are represented by a collective bargaining agreement.

As of December 31, 2024, approximately 61% of our current workforce was female and 39% male. Our average tenure is seven years and eight months.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, allowing remote work options, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2024) of each executive officer:

Michael J. Quinn is President and Chief Executive Officer (“CEO”) of Rhinebeck Bank. He was appointed as CEO in 2004 and has been a member of the Board of Directors since 2001 when he was President and Chief Operating Officer. He began his career at Rhinebeck Bank in 1984 and has held various positions including Branch Manager, Treasurer, Senior Lending Officer and President and Chief Operating Officer before being named as President and CEO in 2004. On March 21, 2025, Mr. Quinn advised Rhinebeck Bancorp, Inc.,  Rhinebeck Bank, and Rhinebeck Bancorp, MHC, that he intended to retire: (1) as a Trustee of Rhinebeck Bancorp, MHC, and as a Director of Rhinebeck Bancorp, Inc. and Rhinebeck Bank; and (2) from his positions as Chief Executive Officer and President of Rhinebeck Bancorp, Inc.,  Rhinebeck Bank, and Rhinebeck Bancorp, MHC.  Mr. Quinn will remain in his roles as a director, trustee, President and Chief Executive Officer until the earlier of the end of the year or until a successor is found to ensure an orderly transition. Age 63.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 58.

Kevin Nihill became the Chief Financial Officer and Treasurer of Rhinebeck Bank in July 2024. Prior to joining the Bank, Mr. Nihill served as Executive Vice President and Chief Financial Officer of St. Mary’s Bank, Manchester, New Hampshire beginning in 2021. Prior to joining St. Mary’s Bank, Mr. Nihill served as Senior Vice President, Treasurer of Berkshire Bank, Pittsfield, Massachusetts. Mr. Nihill is a Chartered Financial Analyst. Age 49.

James T. McCardle III joined the Bank in 2001 and is currently the Chief Credit Officer (“CCO”) of Rhinebeck Bank, a position he was appointed to in 2018. Prior to being named CCO, Mr. McCardle was the Chief Lending Officer for seven years. He has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 59.

Philip Bronzi joined the Bank in 2012 as the Vice President of Lending. He became the Senior Vice President of Lending in 2018 and was named Chief Lending Officer in 2021.  His career expands over 20 years in commercial lending with various banks in the Hudson Valley.  Age 49.

Karen Morgan-D’Amelio, Esq. is the Chief Risk Officer and General Counsel for Rhinebeck Bank and a member of its executive leadership team. She was appointed to these positions in 2014. Prior to joining the Bank, Ms. Morgan-D’Amelio worked in both private practice and held managing attorney roles and leadership roles in financial institutions such as The Dime Savings Bank of NY, FSB, Washington Mutual and J.P. Morgan Chase, and was a Deputy County Attorney for Nassau County, New York. Age 54.

Timmian C. Massie joined Rhinebeck Bank in October 2020 as Chief Marketing/Public Affairs Officer. He previously served as Senior Vice President for Marketing, Public Affairs and Government Relations at Nuvance Health and its predecessor, Health Quest Systems, Inc. He previously served in senior positions in healthcare, utilities, government and higher education, where he was also an adjunct professor. Age 66. Mr. Massie retired in 2025.

Mark Malone joined Rhinebeck Bank in 2012 and was appointed Chief Retail Officer in 2023. Throughout his 20 years of banking and financial services experience, he has held various leadership roles, most recently serving as Senior Vice President of Retail Banking. Age 43.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Rhinebeck Bank is subject to comprehensive regulation by the NYSDFS, as its chartering agency, and by the FDIC, as its primary federal regulator and its deposit insurer. Rhinebeck Bank is a member of the FHLB of New York and its deposits are insured up to applicable limits by the FDIC. Rhinebeck Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the Deposit Insurance Fund (“DIF”) and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classifying of assets and establishing an adequate Allowance for credit losses for regulatory purposes.

As a New York-chartered mutual holding company, Rhinebeck Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, Rhinebeck Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. They are required to file certain reports with the Federal Reserve Board and are subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. Rhinebeck Bancorp, Inc. also is subject to the rules and regulations of the SEC under the federal securities laws.

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

New York Banking Laws and Supervision

Supervision and Enforcement Authority.  Rhinebeck Bank, as a New York savings bank, is regulated and supervised by the NYSDFS. The NYSDFS is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any New York savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to enforcement action for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. NYSDFS may take a variety of enforcement actions to address non-compliance with applicable law or engagement in prohibited practices.

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

Federal Bank Regulation

Supervision and Enforcement Authority.   Rhinebeck Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal regulator and the insurer of its deposits.

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework is considered compliant with all applicable regulatory capital and leverage requirements and deemed “well capitalized” for prompt corrective action purposes, discussed below. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective January 1, 2020. Management has chosen not to utilize the community bank leverage ratio.

At December 31, 2024, Rhinebeck Bank exceeded all of its capital requirements.

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

In addition, the FDIC is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the DIF. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, federal law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2024, Rhinebeck Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the institution’s holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to the Bank by the Federal Deposit Insurance Act, limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. Loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act and Regulation W. Section 23B of the Federal Reserve Act and Regulation W apply to “covered transactions” as well as to certain other transactions with affiliates, including a bank’s provision of services and selling of assets to affiliates, and require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.

Loans to Insiders. Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O, as made applicable to the Bank by the Federal Deposit Insurance Act and FDIC regulation, place restrictions on loans to a bank’s and its affiliates’ insiders, i.e., executive officers, directors and principal stockholders and those persons’ related interests. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and their related interests, together with all other outstanding loans to such persons and their related interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other unaffiliated persons, and also requires prior approval by a majority of the board of directors for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act and Regulation O place additional restrictions on loans to executive officers.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. Deposit accounts in the Bank are insured by the FDIC’s DIF, generally up to a maximum of $250,000 per separately insured depositor per account ownership category.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions deemed less risky of failure pay lower assessments. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets are based on a formula using financial data and supervisory ratings, and currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital.

The FDIC may adjust its risk-based assessment system in the future, except that no adjustment can be made without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

The USA PATRIOT Act. The USA PATRIOT Act of 2001 gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the USA PATRIOT Act and other anti-money laundering and anti-terrorist financing statutes and their implementing regulations.

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

On December 15, 2020, the FDIC adopted a final rule substantially amending its brokered deposits regulation. The final rule sought to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits. Notable aspects of the rule include: (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of deposit broker; (2) the identification of a number of business relationships in which the agent or nominee of the depositor is not deemed to be a "deposit broker" because the primary purpose of the agent or nominee is not the placement of funds with depository institutions; (3) the establishment of a more transparent application process for entities that seek to rely upon a “primary purpose” exception, but do not qualify as one of the enumerated business relationships to which the exception is deemed to apply; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one bank is not considered a deposit broker.

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

FDIC Improvement Act (“FDICIA”).  Under FDICIA, an institution with over $1 billion in assets is subject to more vigorous audit requirements. Part 363 of the FDIC’s regulations, which implement FDICIA, requires an internal control over financial reporting integrated audit by independent auditors. The Bank complied with all Part 363 requirements in 2023 and 2024.

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

Effective March 1, 2017, NYSDFS regulations required financial institutions including Rhinebeck Bank, to, among other things: (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and non-public information; and (iii) designate a Chief Information Security Officer. In November 2023, NYSDFS amended these regulations to include heightened governance requirements and to expand the breadth and depth of required policies and procedures, among other things.

Community Reinvestment Act.   Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications to establish branches and acquire other financial institutions. The CRA and its current implementing regulations require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest FDIC CRA rating was “Needs to Improve.” On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. Under the revised regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

New York has its own statutory counterpart to the CRA, which is applicable to Rhinebeck Bank. New York law requires the NYSDFS to consider a bank’s record of performance under New York law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Rhinebeck Bank’s most recent rating under New York’s community reinvestment law was “Satisfactory.”

Consumer Protection and Fair Lending Regulations.  Rhinebeck Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of enforcement actions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. New York’s Attorney General and NYSDFS have vigorously enforced fair lending and other consumer protection laws. Federal laws also prohibit unfair, deceptive or abusive acts practices against consumers, which can be enforced against the Bank by the FDIC and state Attorneys General.

Holding Company Regulation

Federal Holding Company Regulation.  Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc. are registered as bank holding companies with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and subject to its regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and Rhinebeck Bancorp, MHC and their non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that meets certain specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader array of nonbank financial activities than those generally permitted for bank holding companies. Neither Rhinebeck Bancorp, MHC nor the Company have elected financial holding company status.

Capital.  Federal law required the Federal Reserve Board to establish for all bank holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Pursuant to recent federal regulatory relief legislation, bank holding companies with less than $3.0 billion in consolidated assets, including Rhinebeck Bancorp, MHC and Rhinebeck Bancorp, Inc., are not subject to the holding company capital requirements unless otherwise advised by the Federal Reserve Board.

Dividends and Stock Repurchases.  A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Waivers of Dividends by Rhinebeck Bancorp, MHC.  Rhinebeck Bancorp, Inc. has the authority to pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Rhinebeck Bancorp, MHC, unless Rhinebeck Bancorp, MHC elects to waive the receipt of dividends. Rhinebeck Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Rhinebeck Bancorp, Inc., and current Federal Reserve Board policy prohibits any mutual holding company that is regulated as a bank holding company, such as Rhinebeck Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary mid-tier stock holding company.

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

Acquisition.  The Change in Bank Control Act and its implementing regulations provide that no person or entity may acquire control of a bank holding company, such as Rhinebeck Bancorp, Inc., without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of the company or the ownership, control, or power to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Rhinebeck Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Separately, any company that acquires control of a bank holding company, as “control” is defined in the federal Bank Holding Company Act and the Federal Reserve Board’s regulations, must receive the prior approval of the Federal Reserve Board and becomes a “bank holding company” subject to examination and regulation by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Rhinebeck Bancorp, Inc. has policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

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

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2024, no dividends had been paid by Rhinebeck Bank.

Audit of Tax Returns.  Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.

State Taxation

Rhinebeck Bancorp, MHC, Rhinebeck Bancorp, Inc. and Rhinebeck Bank report income on a combined fiscal year basis to New York State. The statutory tax rate is currently 6.5% for general business taxpayers, and 7.25% for general business taxpayers with a business income base of more than $5,000,000. An alternative tax of 0.1875% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is not applicable for tax years beginning January 1, 2027. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for the Bank.

Item 1A.  Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to Economic Conditions

Our business may be adversely affected by downturns in the local economy.

Substantially all of our loans are to businesses and individuals in the Hudson Valley region of New York. A decline in local economic conditions may have a greater effect on our earnings and capital than on larger financial institutions whose operations and real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, government regulations or policies and natural disasters. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.  Recessionary conditions or adverse economic conditions in our local market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations.

A decline in economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.

General economic conditions, including inflation, unemployment, money supply fluctuations and the shape of the interest rate curve may adversely affect our profitability. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	our allowance for credit losses may increase;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
●	collateral for loans may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In the United States, the annual inflation rate peaked at 9.1% in June 2022. By December 31, 2024, it had decreased to 2.9%. The Federal Reserve increased the target federal funds rate to combat inflation. However, in 2024, the Federal Reserve implemented one 50 basis point and two 25 basis point rate cuts, bringing the target range to 4.25% to 4.50% by December 2024. As inflation increased, the value of our investment securities, particularly those with longer maturities, decreased. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in agriculture, manufacturing, and retail—may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Interruption of our customers' supply chains could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.

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

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Stockholders' equity, specifically accumulated other comprehensive income (loss), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity. On December 31, 2024, we recorded other comprehensive losses, net of tax, of $10.5 million related to net changes in unrealized holding losses in our available-for-sale investment securities portfolio.

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

At December 31, 2024, $295.7 million, or 30.3% of our total loan portfolio and 23.5% of our total assets, consisted of indirect automobile loans and $5.7 million, or 0.6% of our total loan portfolio, consisted of automobile loans that we also originated directly. Automobile loans are inherently risky as they are secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices. See “Item 1. Business — Loan Underwriting Risks.”

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We emphasize the originations of commercial real estate and commercial business loans. At December 31, 2024, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $574.1 million, or 58.9% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates and larger balances, they present greater risk due to greater dependency on the successful operation of the properties, and are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, changes in consumer preferences about where they work, live, shop and eat can also impact commercial real estate, which could result in declines in occupancy and declines in property values. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

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

The allowance for credit losses is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. There can be no assurance that the Company’s allowance for credit losses will be adequate to cover actual losses. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2024, $361.6 million, or 37.1% of our total loan portfolio and 74.9% of our commercial real estate loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Risks Related to Our Funding and Liquidity

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including certificates of deposit, FHLB advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. Total deposits decreased $9.7 million, or 0.9%, to $1.02 billion at December 31, 2024 from $1.03 billion at December 31, 2023.

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

Other primary sources of funds consist of cash flows from operations and sales of investment securities and borrowings from the FHLB of New York and the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity is also affected by a decrease in the sale of mortgage loans as a result of our decision to retain more mortgage loans in the portfolio, higher market interest rates negatively impacting originations, a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

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

Our assets decreased $57.4 million, or 4.4%, from $1.31 billion at December 31, 2023 to $1.26 billion at December 31, 2024, primarily due to decreases in loans and available for sale securities. Due to the rebalancing of our portfolio, we expect the size of our balance sheet to stabilize in 2025. We then expect to resume moderate growth in our total assets and deposits going forward, accompanied by relative increases in the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities and competition from other financial institutions in our market area. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to execute our business plan, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Rhinebeck Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and credit environment. Among the instruments used by the FRB to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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

The application of more stringent capital requirements could, among other things, require us to maintain higher capital levels resulting in lower returns on equity, raise capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. See “Item 1. Supervision and Regulation — Federal Bank Regulation — Capital Requirements.”

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

Loss of Emerging Growth Company Status May Increase Our Costs and Regulatory Burdens

As of December 31, 2024, we no longer qualify as an Emerging Growth Company as defined under the Jumpstart Our Business Startups (JOBS) Act. As a result, we are now subject to additional regulatory and reporting requirements, including enhanced financial disclosures, stricter internal control audits, and increased compliance costs. These additional regulatory burdens and associated costs may negatively impact our financial condition, results of operations, and cash flows. Furthermore, failure to comply with these enhanced requirements could expose us to legal and regulatory risks, including potential penalties or loss of investor confidence in our financial reporting.

Risks Related to Privacy, Security and Technology

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which, among other things, requires privacy disclosures, and maintenance of a robust security program, which are increasingly subject to change and that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. New laws or changes to existing laws may increase our costs of compliance, could reduce income from certain business initiatives and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material impact on the Bank’s operations or a material adverse effect on our financial condition and results of operations.

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

Our risk and exposure to cyber-attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies, our expanded geographic footprint and that a portion of our employee base works remotely. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Our non-interest expenses totaled $36.8 million and $36.4 million for the years ended December 31, 2024 and 2023, respectively. Although we have decreased our expenses and have achieved certain efficiencies, our efficiency ratio, comparative to peers, remains high. Our efficiency ratio totaled 82.34% and 83.28% for the years ended December 31, 2024 and 2023, respectively. Failure to control or maintain our expenses may reduce future profits.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

The market value of our securities portfolio may fluctuate, potentially increasing accumulated other comprehensive loss or reducing earnings. During 2024, we undertook a balance sheet restructuring that reduced our accumulated other comprehensive loss on securities from $26.1 million to $10.5 million. As part of this restructuring, we recognized a $16 million loss on our available-for-sale securities. At December 31, 2024, our other comprehensive losses, net of tax, of $10.5 million was related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.

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

As of December 31, 2024, we had $2.2 million of goodwill. A significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

Our common stock is traded on The NASDAQ Capital Market (ticker symbol “RBKB”), but the volume of shares traded is relatively low. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of our common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Persons who have purchased stock will own a minority of the Company’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Rhinebeck Bancorp, MHC owns a majority of the Company’s common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. Generally, the same directors and officers who manage Rhinebeck Bank also manage the Company and Rhinebeck Bancorp, MHC. Our directors and officers, or Rhinebeck Bancorp, MHC, may take action that the public stockholders believe to be contrary to their interests. For example, Rhinebeck Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares. The only matters that public stockholders are able to exercise voting control over include proposals to implement stock-based benefit plans or initiate a “second-step” conversion.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

Risk Management and Strategy

Rhinebeck Bank recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Cybersecurity risk management is an integral part of our overall enterprise risk management program. As a financial services company, cyber threats are ever present and growing, and the potential exists for a cybersecurity incident disrupting business operations and compromising sensitive data. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and the potential of cyber threats. Our objective for managing cybersecurity risk is to avoid or minimize the impact of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the Federal Financial Institutions Examination Council Cybersecurity Guidelines, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. We continuously monitor evolving regulatory requirements related to cybersecurity and ensure that our cybersecurity program fully complies with all applicable laws and standards.

Managing Material Risks and Integrated Overall Risk Management

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

Mitigating Third-Party Risk

Because we are aware of the risks associated with third-party service providers, Rhinebeck Bank implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers with access to Customer Non-Public Information before engagement and maintain ongoing monitoring to ensure compliance with strict cybersecurity standards.

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

Management’s Role in Managing Risk

The risk management function is led by the General Counsel and Chief Risk Officer (“CRO”), the SVP, Information Technology, the Information Security Officer, and the virtual Chief Information Security Officer (“vCISO”) employed by DeepSeas Security, a cyber defense services business that partners with customers to reduce cybersecurity risks and the related costs. The vCISO and the CEO each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide comprehensive briefings to both the Board and the Audit Committee at least once per year and more frequent as needed. These briefings encompass a broad range of topics, including:

●	The current cybersecurity landscape and emerging threats;
●	The status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and issues identified from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.
●	Vulnerability/patch reporting for end points on the Bank’s network

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

Risk Management Personnel

The vCISO and the Information Security Officer directly report to the General Counsel and CRO. The vCISO, CRO, the SVP, Information Technology, and Information Security Officer meet regularly to discuss both internal and external cybersecurity risks and incidents. The CRO, the SVP, Information Technology and the Information Security Officer also regularly meet with the CEO to update him on any cybersecurity risks and incidents affecting us. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Rhinebeck Bank. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

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

Item 2.     Properties

At December 31, 2024, we conducted business through our corporate office in Poughkeepsie and 13 other retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Middletown, Newburgh, Poughkeepsie (three branch offices), Red Hook and Warwick, as well as two representative offices in Montgomery and Albany. We own six and lease nine properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2024, the net book value of our land, buildings, furniture, fixtures and equipment was $14.1 million.

In the first quarter of 2024, the Bank sold the Bank’s Beacon branch office in Wappingers Falls, New York, for $2.9 million to Heritage Financial Credit Union, a New York State chartered credit union. The sale included the land and building, including all branch premises and equipment. All of the branch accounts were redomiciled to the customer’s nearest branch and all employees were placed in open positions. An impairment expense of $375,000 was taken on the property in December 2023.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2025, the Company had 332 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock, of which 47,506 shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended December 31, 2024.

There were no sales of unregistered securities during the quarter ended December 31, 2024.

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

Non-Interest Income. Our primary sources of non-interest income are service charges on deposit accounts, investment advisory income, net gains in the cash surrender value of bank owned life insurance and other income.

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

Business Strategy

Based on an extensive review of the current opportunities in our primary market area as well as our resources and capabilities, we are pursuing the following business strategies:

●	Prudent management of our indirect automobile loan portfolio. We originate automobile loans through a network of 91 automobile dealerships (61 in the Hudson Valley region and 30 in Albany, New York). Over the past three years, we have actively decreased our indirect automobile loan portfolio by decreasing loan originations through increased pricing and conservative underwriting criteria, and we plan to continue this strategy to further reduce exposure while focusing on higher-yielding opportunities within our portfolio. Our indirect automobile loan portfolio totaled $295.7 million, or 30.3% of our total loan portfolio and 23.5% of total assets, at December 31, 2024 as compared to $394.2 million, or 39.1% of our total loan portfolio and 30.0% of total assets, at December 31, 2023.
●	Focus on commercial real estate, multi-family real estate and commercial business lending. We believe that commercial real estate, multi-family real estate and commercial business lending offer opportunities to invest in our community, increase the overall yield earned on our loan portfolio and manage interest rate risk. We intend to continue to increase our originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area. We also occasionally participate in commercial real estate loans originated in areas in which we do not have a market presence. The purchase of loan pools may be considered in the event our organic loan production does not meet our expectations.
●	Increase core deposits, including demand deposits. Deposits are our primary source of funds for lending and investment. Our intention to expand our core deposits (which we define as all deposits except for certificates of deposit), was upended in 2023 with the rising interest rates as depositors sought higher rates causing our certificates of deposit to increase and our core deposits to decrease. Deposits were also impacted as some depositors withdrew funds in reaction to the highly publicized bank failures in the first quarter of 2023 in a perceived flight to safety; and as competition for deposits increased. Core deposits, which we define as all non time deposits, represented 66.9% of our total deposits at December 31, 2024 compared to 69.1% at December 31, 2023. We will focus on increasing our core deposits by increasing operating accounts related to commercial lending activities and enhancing our relationships with our retail customers through the introduction of new deposit products.
●	Continue expense control. Management continues to focus on controlling our level of non-interest expense and identifying cost savings opportunities, such as reducing our staffing levels, renegotiating key third-party contracts and reducing other operating expenses. Our non-interest expense was $36.8 million and $36.4 million for the years ended December 31, 2024 and 2023, respectively.
●	Manage credit risk to maintain a low level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined and implemented credit policies and procedures, conservative loan underwriting criteria and active credit monitoring. Our ratio of non-performing loans to total assets was 0.33% at December 31, 2024, which increased from 0.32% at December 31, 2023.
●	Grow the balance sheet. We intend to again focus on growing the balance sheet. We believe that we will continue to reap the benefit of a customer base that prefers doing business with a local institution and may be reluctant to do business with larger institutions. By providing our customers with quality service, a home-town ambience and local decision making, we expect to return to a period of strong organic growth.

Significant Accounting Policies, Critical Accounting Estimates

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

Our methodology for estimating lifetime expected credit losses for our loan portfolio includes the following key components:

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
f.

Evaluation of credit losses for loans that do not share similar risk characteristics are estimated on an individual basis. The lifetime losses for individually measured loans are estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows; and

g.

The estimation methodologies for credit losses on unfunded lending-related commitments are similar to the process for estimating credit losses for loans, although with the addition of a probability of draw estimate that is applied to each loan portfolio segment.

The Company’s allowance for credit losses for loans totaled $8.5 million and $8.1 million as of December 31, 2024 and December 31, 2023, respectively. The $415,000 increase in our allowance for credit losses for loans was primarily driven by an increase in our collectively evaluated loans, partially offset by a decrease in the allowance for credit losses on individually analyzed loans.

The quantitative component of our allowance for credit losses on collectively evaluated loans, which is largely based on a selection of various economic forecasts, decreased by $151,000 as of December 31, 2024, when compared to December 31, 2023. The decrease was primarily attributable to decreased loan balances of indirect automobile loans and an update to the Loss Driver Analysis that had a favorable impact on the Multifamily Real Estate Loan probability of default (“PD”) and loss given default (“LGD”) factors in the CECL model.

The qualitative component of our allowance for credit losses (“ACL”), which is largely based on management’s judgment of qualitative loss factors, was relatively unchanged during the first half of 2024, but was adjusted in the second half to account for increased delinquency and higher net charge-offs. The Company’s automobile loan portfolio has continued to experience elevated delinquency rates, and this combined with a simultaneous decrease in collateral values, has resulted in increases to forecasted net charge-offs. Moderate qualitative adjustments were made to account for both of these risks. The Company also retained moderated qualitative adjustments related to economic conditions as inflationary pressures and higher interest rates continue to have an adverse effect on both consumers and businesses.

The following table shows the change in the ACL for collectively evaluated loans:

	December 31, 2024	December 31, 2023	Increase/(Decrease)

	(In thousands)
Commercial real estate:
Construction	$—	$—	$—
Non-residential	$2,675	$2,313	$362
Multifamily	$313	$387	$(74)
Residential real estate	$575	$346	$229
Commercial and industrial	$664	$574	$90
Consumer:
Indirect automobile	$3,994	$4,182	$(188)
Home equity	$84	$48	$36
Other consumer	$75	$58	$17
Total	$8,380	$7,908	$472

The Company’s allowance for credit losses for collectively evaluated loans totaled $8.4 million as of December 31, 2024, which included nearly $4.0 million of allowance related to indirect automobile loans. In comparison, the Company’s allowance related to indirect automobile loans totaled nearly $4.2 million as of December 31, 2023, a reduction of nearly $200,000 from January 1, 2024. The allowance amount attributed to qualitative adjustments at year end for indirect automobile loans was $1.7 million, an increase of approximately $400,000 from January 1, 2024. As previously mentioned, actual as well as forecasted increases in delinquencies and net charge-offs for automobile loans drove management’s increase in qualitative loss factors.

Our allowance for credit losses for individually analyzed loans is determined using the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2024, the Company’s allowance for credit losses on individually analyzed loans decreased $56,000 from December 31, 2023. This decrease was primarily due to a decrease of individually analyzed indirect automobile loans, with additional decreases in commercial and commercial real estate loans also contributing to the overall decrease.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses. The most significant variables are portfolio growth and any changing historical loss trends within the specific business segments. As of December 31, 2024, the $264,000 decrease in our allowance for credit losses reflected the reduction in indirect automobile loan originations. Based on our model, if all segments of the portfolio grew by an additional 5% on a year-over-year basis, our allowance for credit losses as of December 31, 2024 would have increased by $418,000 to $9.0 million, holding all other variables constant. Conversely, if all segment balances of our loan portfolio had fallen by 5% during the year ended December 31, 2024, our allowance for credit losses would have decreased by $418,000 to $8.1 million, holding all other variables constant.

The above hypothetical sensitivity calculation reflect the sensitivity of the allowance but lacks other qualitative adjustments that are part of the quarterly reserving process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile of the portfolio, changes in the macroeconomic scenario and/or the range of scenarios under management consideration.

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

Management evaluated goodwill as of October 1, 2024, utilizing various methods including an income approach that incorporated a discounted cash flow model that involved management assumptions based upon future growth and earnings projections. A weighted average of the various methods was calculated to determine the estimated fair value of the reporting unit. The estimated fair value of the reporting unit was then compared to the current carrying value to determine if impairment had occurred. It is our opinion that, as of the measurement date, the aggregate fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, management concluded that goodwill was not impaired. Although we believe our assumptions are reasonable, actual results may vary significantly. If for any future period it is determined that there has been impairment in the carrying value of our goodwill balances, the Company will record a charge to earnings, which could have a material adverse effect on net income, but not risk-based capital ratios.

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

A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense, which would adversely affect our operating results.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2024 and 2023.

	At December 31,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,255,765	$1,313,202
Cash and cash equivalents	37,484	22,129
Securities available-for-sale	159,947	191,985
Loans receivable, net	971,779	1,008,851
Bank owned life insurance	30,193	30,031
Goodwill and other intangibles	2,401	2,481

Total liabilities	1,133,932	1,199,517
Deposits	1,020,783	1,030,503
Federal Home Loan Bank advances	69,773	128,064
Subordinated debt	5,155	5,155

Total stockholders’ equity	$121,833	$113,685

	For the Year Ended December 31,
	2024	2023

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$63,758	$60,659
Interest expense	25,527	22,694
Net interest income	38,231	37,965
Provision for credit losses	2,800	1,702
Net interest income after provision for credit losses	35,431	36,263
Non-interest income	(9,520)	5,780
Non-interest expense	36,848	36,429
(Loss) income before income tax expense	(10,937)	5,614
Income tax (benefit) expense	(2,317)	1,219
Net (loss) income	$(8,620)	$4,395
(Loss) earnings per share (diluted)	$(0.80)	$0.40

	At or For the Year Ended December 31,
	2024	2023
Performance Ratios:
(Loss) return on average assets(1)	(0.67)%	0.33%
(Loss) return on average equity(2)	(7.31)%	4.03%
Interest rate spread(3)	2.49%	2.44%
Net interest margin(4)	3.21%	3.06%
Efficiency ratio(5)	82.34%	83.28%
Average interest-earning assets to average interest-bearing liabilities	133.68%	133.80%
Total gross loans to total assets	77.64%	76.80%
Equity to assets(6)	9.23%	8.19%

Capital Ratios(7):
Tier 1 capital (to adjusted total assets)	10.07%	10.10%
Tier I capital (to risk-weighted assets)	11.81%	11.96%
Total capital (to risk-weighted assets)	12.63%	12.70%
Common equity Tier 1 capital (to risk-weighted assets)	11.81%	11.96%

Asset Quality Ratios:
Allowance for credit losses as a percent of total loans	0.88%	0.81%
Allowance for credit losses as a percent of non-performing loans	206.56%	194.31%
Net charge-offs to average outstanding loans	(0.24)%	(0.21)%
Non-performing loans as a percent of total loans	0.42%	0.41%
Non-performing assets as a percent of total assets	0.33%	0.32%

Other Data:
Book value per common share	$ 10.98	$ 10.27
Number of offices	15	16
(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.

Comparison of Financial Condition at December 31, 2024 and December 31, 2024

Total Assets.  Total assets were $1.26 billion at December 31, 2024, representing a decrease of $57.4 million, or 4.4%, compared to $1.31 billion at December 31, 2023. The decrease was primarily due to decreases in: (i) net loans receivable of $37.1 million, or 3.7%, (ii) available for sale securities of $32.0 million, or 16.7%, (iii) premises and equipment of $3.5 million, or 19.7%, (iv) Federal Home Loan Bank stock of $2.5 million, or 39.2%, and (v) deferred tax assets of $1.8 million, or 18.3%. The decrease in total assets was partially offset by an increase in cash and cash equivalents of $15.4 million, or 69.4%, and an increase in other assets of $4.3 million, or 22.4%

Cash and Cash Equivalents.  Cash and cash equivalents grew by $15.4 million, or 69.4%, to $37.5 million as of December 31, 2024, compared to $22.1 million at December 31, 2023. This increase was mainly driven by higher deposits at the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York, as cash was generated from proceeds from maturing loans and securities sales.

Investment Securities Available for Sale.  Investment securities available for sale decreased $32.0 million, or 16.7%, to $159.9 million at December 31, 2024 from $192.0 million at December 31, 2023. The decrease was due to $75.0 million of sales and $32.1 million of paydowns and maturities, partially offset by purchases of $71.4 million and an unrealized holding gain of $3.7 million. The change in the securities portfolio reflected a balance sheet restructuring in which the Company sold lower-yielding securities and reinvested the proceeds in higher-yielding securities with a shorter duration. In September 2024, the Bank sold $58.6 million of available-for-sale securities. The proceeds from these sales were reinvested into new securities offering yields that were 3.11% higher than those of the securities sold. In December 2024, the Bank sold an additional $16.4 million of available-for-sale securities. The proceeds from these sales were reinvested into new securities offering yields that were 3.06% higher than those of the securities sold. The Company recognized a one-time pre-tax loss of $16.0 million as a result of these transactions.

Net Loans.  Net loans receivable were $971.8 million at December 31, 2024, a decrease of $37.1 million, or 3.7%, as compared to $1.01 billion at December 31, 2023. The decrease was primarily due to a decrease in indirect automobile loans of $98.6 million, or 25.0%, reflecting a strategic decision to decrease that loan portfolio as a percentage of the balance sheet. At December 31, 2024, indirect automobile loans were 23.5% of assets, compared to 30.0% at December 31, 2023. Partially offsetting the decrease in automobile loans were increases in commercial real estate loans of $54.5 million, or 12.7%, and residential real estate loans of $9.4 million, or 12.2%. The increase in commercial real estate loans was primarily due to the closing of three large loans secured by a retail shopping center and two hotels totaling $26.9 million. The increase in residential real estate loans reflected the strategic decision to hold new production in our portfolio instead of selling these loans.

Allowance for Credit Losses. During the year, the allowance for credit losses increased $415,000, or 5.1%, reflecting an increase of expected losses in our loan portfolio. Non-accrual loans decreased $47,000, or 1.1%, to $4.1 million at December 31, 2024 from $4.2 million at December 31, 2023. Non-performing assets decreased $72,000, or 1.7%. Non-performing assets included $25,000 in other real estate owned as of December 31, 2023. The Company had no other real estate owned as of December 31, 2024. Past due loans decreased $2.5 million, or 12.8%, between December 31, 2023 and December 31, 2024, finishing at $16.7 million, or 1.7%, of total loans, down from $19.2 million, or 1.9%, of total loans at year-end 2023. The decrease was most notable in non-residential commercial real-estate, as a few large loans were brought current and one loan was paid off. Our allowance for credit losses was 0.88% of total loans and 206.56% of non-performing loans at December 31, 2024 as compared to 0.81% of total loans and 194.31% of non-performing loans at December 31, 2023.

Federal Home Loan Bank Stock. FHLB stock decreased $2.6 million, or 39.2%, to $4.0 million at December 31, 2024, from $6.5 million at December 31, 2023, primarily due to a reduction in additional shares required to support borrowing activity as advances from the FHLB decreased.

Premises and Equipment. Premises and equipment decreased $3.5 million, or 19.7%, as our former Beacon, New York branch office was closed, and the property sold during the first quarter of 2024 for $2.9 million.

Total Liabilities.  Total liabilities decreased $65.6 million, or 5.5%, to $1.13 billion at December 31, 2024 from $1.20 billion at December 31, 2023 primarily due to a decrease in advances from the FHLB of $58.3 million, or 45.5% and a decrease in deposits of $9.7 million, or 0.9%, partially offset by an increase in accrued expenses and other liabilities of $2.3 million, or 8.6%.

Deposits.  Deposits decreased $9.7 million, or 0.9%, to $1.02 billion at December 31, 2024 from $1.03 billion at December 31, 2023. Interest bearing accounts increased $1.9 million, or 0.2%, to $782.7 million while non-interest bearing balances decreased $11.7 million, or 4.7%, finishing the year at $238.1 million. The increase in interest bearing accounts represented an increase in time deposits of $19.6 million, or 6.2%, which was offset by a decrease transaction accounts including NOW, savings and money market accounts of $17.6 million, or 3.8%. The continued growth in time deposits was primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $25.4 million and $13.5 million, respectively, at December 31, 2024. At December 31, 2023, we had reciprocal deposits obtained through CDARS and ICS networks of $23.4 million and $16.7 million, respectively. We had no brokered deposits at December 31, 2024 and 2023.

Borrowed Funds.  Advances from the FHLB decreased $58.3 million, or 45.5%, from $128.1 million at December 31, 2023 to $69.8 million at December 31, 2024 as proceeds from investment sales were used to pay down debt.

Stockholders’ Equity. Stockholders' equity increased $8.1 million, or 7.2%, to $121.8 million at December 31, 2024. The increase was primarily due to a $16.6 million decrease in accumulated other comprehensive loss reflecting the results of the balance sheet restructuring, which was partially offset by a net loss of $8.6 million. The Company's ratio of average equity to average assets was 9.23% for the year ended December 31, 2024 and 8.19% for the year ended December 31, 2023.

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

Net Income.  Net loss for the year ended December 31, 2024 was $8.6 million, compared to net income of $4.4 million for the year ended December 31, 2023, a decrease of $13.0 million, or 296.1%. Diluted loss per share was $0.80 for the year ended December 31, 2024, compared to diluted earnings per share of $0.40 for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2024 was primarily due to a balance sheet restructuring, which resulted in a $16.0 million loss on sale of securities. Net income was also impacted by an increase in net interest income, an increase in the provision for credit losses and an increase in non-interest expense. Interest and dividend income increased $3.1 million, or 5.1%, interest expense increased $2.8 million, or 12.5%, and the provision for credit losses increased $1.1 million, or 64.5%. Non-interest income decreased $15.3 million, reflecting the loss on securities, while non-interest expenses increased $419,000, or 1.2%, as compared to 2023. Taxes decreased by $3.5 million due to the 2024 net loss, in contrast to the net income in 2023.

Net Interest Income.  Net interest income increased $266,000, or 0.7%, to $38.2 million for the year ended December 31, 2024, as compared to $38.0 million for the year ended December 31, 2023. The increase was primarily driven by higher yields on interest-earning asset balances, which were partially offset by higher costs on interest-bearing liability balances. The yield on interest earning assets increased 48 basis points to 5.36% in 2024 from 4.88% in 2023, primarily due to the rising interest rate environment in 2024. The costs of interest bearing liabilities increased 43 basis points to 2.87% in 2024 from 2.44% in 2023 driven by increases in general market rates, competitive market forces and a greater percentage of higher-yielding certificates of deposits and FHLB advances. The interest rate spread increased by 5 basis points to 2.49%. The net interest margin was 3.21% for the year ended December 31, 2024 and 3.06% for the year ended December 31, 2023. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 0.9% to 133.68%.

Interest Income.  Interest income increased $3.1 million, or 5.1%, to $63.8 million for 2024 from $60.7 million for 2023. The increase resulted primarily from increased asset yields, offset by a decrease in the average balance. The average yield on interest-bearing depository accounts increased to 5.29% for 2024 from 5.19% for 2023. The average yield on loans increased to 5.91% for 2024 from 5.47% in 2023. The average yields on investment securities increased to 2.14% for 2024 from 1.91% for 2023. Average interest earning assets decreased $52.2 million from $1.24 billion for the year ended December 31, 2023 to $1.19 billion for the year ended December 31, 2024. The decrease in average interest earning assets during 2024 compared to 2023 included decreases of $19.3 million in average loan balances and $30.8 million in available for sale securities.

Interest Expense.  Interest expense increased $2.8 million, or 12.5%, to $25.5 million for 2024 from $22.7 million for 2023. This was primarily due to a 43 basis point increase in the overall cost of interest bearing liabilities to 2.87% for 2024 from 2.44% for 2023, partially offset by a decrease in average interest bearing liability balances of $38.3 million, or 4.1%, year over year. The average balance of the total interest-bearing deposits decreased by $23.8 million, while the cost increased 52 basis points. The average balance of FHLB advances decreased $13.5 million, while the cost decreased 24 basis points.

Provision for Credit Losses.  The Company records a provision for credit losses, which is recognized in earnings. The Company adopted the CECL model beginning on January 1, 2023, which requires that we make assumptions of credit quality, macroeconomic factors and conditions, and loan composition which are inherently subjective due to the use of estimates that are susceptible to significant revision as more information becomes available or as future events occur. Although we believe that we use the best information available to establish the allowance for credit losses, based on industry standards and historical experience, future additions to the allowance may be necessary, as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of their examination process, will periodically review our allowance for credit losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available to them at the time of their examination.

The Company recorded a provision for credit losses of $2.8 million for the year ended December 31, 2024, an increase of $1.1 million, or 64.5%, as compared to $1.7 million for the year ended December 31, 2023. Of this $1.1 million increase, $1.1 million is related to the provision for credit losses on loans, while the provision for credit losses on unfunded commitments decreased $43,000. The increase to the provision was primarily attributable to higher charge-offs and updates to assumptions on prepayments and other qualitative and quantitative components in our expected credit loss analysis.

Net charge-offs increased $333,000, or 16.1%, to $2.4 million for the year ended December 31, 2024. The increase was primarily due to a $291,000 commercial real estate loan charged-off in 2024. Net charge-offs on indirect automobile loans remained relatively stable at $1.4 million in both 2024 and 2023. The percentage of overdue account balances to total loans decreased to 1.71% as of December 31, 2024, from 1.90% as of December 31, 2023 and non-performing assets decreased $72,000, or 1.7%, to $4.1 million at December 31, 2024.

Non-Interest Income. Non-interest loss totaled $9.5 million for the year ended December 31, 2024, a decrease of $15.3 million, from non-interest income of $5.8 million in 2023, due primarily to the $16.0 million loss on sale of investment securities resulting from the previously mentioned balance sheet restructuring. The Company recorded an increase of $368,000, or 31.6%, in investment advisory income resulting from the improved market and economic conditions, an increase of $192,000 related to gains on life insurance, an increase of $122,000, or 4.2%, in service charges on deposit accounts, an increase of $86,000, or 12.9%, in the cash surrender value of life insurance, and an increase in the gain on sales of loans of $42,000, partially offset by a decrease of $64,000 on the disposal of premises and equipment.

Non-Interest Expense. Non-interest expense totaled $36.8 million for the year ended December 31, 2024, an increase of $419,000, or 1.2%, over 2023. The increase was primarily due to a $913,000 increase in salaries and benefits primarily due to higher production commissions and higher medical insurance costs, an increase of $33,000 in marketing expense and a $26,000 increase in data processing costs. These increases were partially offset by the $375,000 write-down of the Beacon, New York branch in the fourth quarter of 2023, which was sold in the first quarter of 2024. FDIC deposit insurance and other insurance decreased $127,000, or 10.3%, primarily due to a decreased assessment rate while other non-interest expense decreased $61,000 primarily due to decreased lending expenses.

Income Taxes.  Income tax provision decreased by $3.5 million, or 290.1%, to a net benefit of $2.3 million for the year ended December 31, 2024 as compared to an expense of $1.2 million for the year ended December 31, 2023, primarily due to a pre-tax net loss recorded in 2024. Our effective tax rate for the year ended December 31, 2024 was 21.18% compared to 21.71% in 2023. The statutory tax rate was impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Average Balance Sheets for the Years Ended December 31, 2024 and 2023

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income. Loan balances include loans held for sale. Deferred loan fees included in interest income totaled $60,000 and $67,000 for the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended December 31,
	2024			2023
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$21,042	$1,113	5.29%	$22,612	$1,173	5.19%
Loans(1)	987,212	58,371	5.91%	1,006,506	55,077	5.47%
Available for sale securities	177,214	3,799	2.14%	208,058	3,964	1.91%
Other interest-earning assets	4,689	475	10.13%	5,223	445	8.52%
Total interest-earning assets	1,190,157	63,758	5.36%	1,242,399	60,659	4.88%
Non-interest-earning assets	88,221			90,389
Total assets	$1,278,378			$1,332,788
Liabilities and equity:
NOW accounts	$124,061	$175	0.14%	$138,515	$192	0.14%
Money market accounts	187,615	4,971	2.65%	232,666	6,154	2.64%
Savings accounts	141,189	511	0.36%	161,812	586	0.36%
Certificates of deposit	339,133	15,528	4.58%	282,838	10,574	3.74%
Total interest-bearing deposits	791,998	21,185	2.67%	815,831	17,506	2.15%
Escrow accounts	9,210	108	1.17%	10,032	111	1.11%
Federal Home Loan Bank advances	82,915	3,787	4.57%	96,409	4,634	4.81%
Subordinated debt	5,155	390	7.57%	5,155	381	7.39%
Other interest-bearing liabilities	1,043	57	5.47%	1,146	62	5.41%
Total other interest-bearing liabilities	98,323	4,342	4.42%	112,742	5,188	4.60%
Total interest-bearing liabilities	890,321	25,527	2.87%	928,573	22,694	2.44%
Non-interest-bearing deposits	242,603			268,103
Other non-interest-bearing liabilities	27,515			26,972
Total liabilities	1,160,439			1,223,648
Total stockholders’ equity	117,939			109,140
Total liabilities and stockholders’ equity	$1,278,378			$1,332,788
Net interest income		$38,231			$37,965
Interest rate spread			2.49%			2.44%
Net interest margin(2)			3.21%			3.06%
Average interest-earning assets to average interest-bearing liabilities			133.68%			133.80%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

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

	Year Ended December 31, 2024
	Compared to Year Ended
	December 31, 2023
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$(83)	$23	$(60)
Loans receivable	(1,072)	4,366	3,294
Available for sale securities	(627)	463	(164)
Other interest-earning assets	(48)	77	29
Total interest-earning assets	(1,830)	4,929	3,099
Interest expense:
Deposits	(524)	4,204	3,680
Escrow accounts	(9)	6	(3)
Federal Home Loan Bank advances	(625)	(223)	(848)
Subordinated debt	—	9	9
Other interest-bearing liabilities	(6)	1	(5)
Total interest-bearing liabilities	(1,164)	3,997	2,833
Net (decrease) increase in net interest income	$(666)	$932	$266

In 2024, net interest income increased by $266,000 driven by a $932,000 gain from improved rates, despite a $666,000 loss from declining volumes. Interest income rose by $3.1 million, with rate increases in loans receivable and securities offsetting volume losses. Interest expenses increased by $2.8 million due to higher deposit rates, despite volume declines in deposits and Federal Home Loan Bank advances. Rate improvements were the primary driver of the overall positive impact, outweighing the negative effects of reduced volumes. The net interest rate spread increased 5 basis points to 2.49% for the year ended December 31, 2024 as compared to 2.44% for the year ended December 31, 2023.  Net interest margin increased 15 basis points to 3.21% for 2024 from 3.06% for 2023.

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2024. All estimated changes presented in the table are within the policy limits approved by our Board of Directors.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$133,642	$(39,731)	(22.9)%	11.64%	(16.80)%
300	143,022	(30,351)	(17.5)%	12.24%	(12.56)%
200	152,913	(20,460)	(11.8)%	12.84%	(8.25)%
100	163,272	(10,101)	(5.8)%	13.44%	(3.94)%
0	173,373	—	—%	13.99%	—%
(100)	174,142	769	0.4%	13.79%	(1.49)%
(200)	169,738	(3,635)	(2.1)%	13.19%	(5.75)%
(300)	157,999	(15,374)	(8.9)%	12.06%	(13.81)%
(400)	138,693	(34,680)	(20.0)%	10.39%	(25.78)%

The table above shows that in the event of an instantaneous 200 basis point increase in interest rates, our EVE would decrease by 11.8%; and in the event of an instantaneous 200 basis point decrease in interest rates, our EVE would decrease by 2.1%. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The table above assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.

Liquidity Management

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, loan sales and prepayments are greatly influenced by market interest rates, economic conditions, interest rate risk management and rates offered by our competition. We set the interest rates on our deposits in an attempt to maintain a desired level of total deposits.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $8.5 million and $7.0 million for the years ended December 31, 2024 and 2023, respectively. These amounts differ from our net income because of certain cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities was $74.7 million in 2024 as compared to $14.7 million in 2023. Net cash provided by investing activities principally reflects our investment security and loan activities in the respective periods. Net cash inflows of $33.4 million for a decrease in loans was the primary contributor to the cash provided by investing activities for the year ended December 31, 2024, as loans increased $16.2 million in 2023. Deposit and borrowing cash flows have traditionally comprised most of our financing activities, which resulted in a net cash outflow $67.9 million in the year ended December 31, 2024, as compared to $31.0 million in fiscal year 2023.

At December 31, 2024, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$37,484
Unencumbered securities	64,002
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	236,637
FRB secured line of credit	215,573
Total available sources of funds	$613,696

The Bank has access to a preapproved secured line of credit with the FHLB not to exceed $627.3 million at December 31, 2024. Additional funds available under this line are not included in the table above as we do not consider it to be as readily accessible as the funds above.

The following table summarizes our main contractual obligations and other commitments to make future payments as of December 31, 2024. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	December 31, 2024
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$69,773	$46,450	$23,323	$—
Operating lease agreements	10,443	757	2,872	6,814
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	337,639	288,303	49,336	—
Total contractual obligations	$423,010	$335,510	$75,531	$11,969

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles (“GAAP”) are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 to the Consolidated Financial Statements. For 2024, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2024.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is a non-accelerated filer.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Trading arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “— Committees of the Board of Directors — Audit Committee” and “— Insider Trading Policy and Arrangements” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The equity compensation plan information is presented under the heading “Proposal 2 – The approval of the Rhinebeck Bancorp, Inc. 2025 Equity Incentive Plan” in the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2024 and 2023
(C)	Consolidated Statements of Income - Years ended December 31, 2024 and 2023
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2024 and 2023
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2024 and 2023
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2024 and 2023
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
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

4.2

Indenture, dated as of March 30, 2005, by and between Rhinebeck Bancorp, MHC, as Issuer, and Wilmington Trust Company, as Trustee (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.3

First Supplemental Indenture, dated as of January 16, 2019, by and among Wilmington Trust Company, as Trustee, Rhinebeck Bancorp, Inc. and Rhinebeck Bancorp, MHC (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2019)

4.4

Description of Rhinebeck Bancorp, Inc.’s Securities (Incorporated by reference to Exhibit 4.4 to Rhinebeck Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 26, 2020)

10.1*

Retirement Separation Agreement dated effective as of March 21, 2025, by and among Rhinebeck Bancorp, Inc., Rhinebeck Bank, and Michael J. Quinn, (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2025)

10.2*

Employment Agreement between Rhinebeck Bank and Jamie J. Bloom (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.3*

Supplemental Executive Retirement Agreement between Rhinebeck Bank and Michael J. Quinn dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.4*

Rhinebeck Bank Split Dollar Life Insurance Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.5*

Rhinebeck Bank Executive Short-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.6*

Rhinebeck Bank Executive Long-Term Incentive and Retention Plan (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.7*

New Director Fee Continuation Agreement between Rhinebeck Bank and Frederick Battenfeld dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.8*

New Director Fee Continuation Agreement between Rhinebeck Bank and William C. Irwin dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.9*

New Director Fee Continuation Agreement between Rhinebeck Bank and Louis Tumolo, Jr. dated January 1, 2008 (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018)

10.10*

Change in Control Agreement between Rhinebeck Bank and Kevin Nihill (Incorporated by reference to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2024)

10.11*

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

10.12*	Form of Restricted Stock Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)
10.13*

Form of Incentive Stock Option Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)

10.14*

Form of Non-Qualified Stock Option Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)

19	Rhinebeck Bancorp, Inc, Insider Trading Policy
21	Subsidiaries of Registrant
23.1	Consent of Wolf & Company, P.C.
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Rhinebeck Bancorp, Inc. Clawback Policy (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 26, 2024)

101

The following materials from the Annual Report on Form 10-K of Rhinebeck Bancorp, Inc. for the year ended December 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes a compensatory plan or agreement.

Item 16.   Form 10-K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Rhinebeck Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $8.5 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company incorporates the use of third-party software to arrive at an expected life-of-loan loss amount based on a discounted cash flow estimate at the loan level. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the above matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, the following:

●	Evaluating the segmentation of loans into pools with similar risk characteristics.
●	Testing assumptions used in the calculation of discounted cash flows, including prepayment speeds and expected loan terms.
●	Testing management’s process for determining the qualitative reserve components.
●	Testing the completeness and accuracy of data used in the model.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 25, 2025

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$18,561	$14,178
Federal funds sold	18,309	7,524
Interest bearing depository accounts	614	427
Total cash and cash equivalents	37,484	22,129

Available for sale securities (at fair value)	159,947	191,985
Loans receivable (net of allowance for credit losses of $8,539 and $8,124, respectively)	971,779	1,008,851
Federal Home Loan Bank stock	3,960	6,514
Accrued interest receivable	4,435	4,616
Cash surrender value of life insurance	30,193	30,031
Deferred tax assets (net of valuation allowance of $1,336 and $598, respectively)	8,114	9,936
Premises and equipment, net	14,105	17,567
Other real estate owned	—	25
Goodwill	2,235	2,235
Intangible assets, net	166	246
Other assets	23,347	19,067
Total assets	$1,255,765	$1,313,202
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$238,126	$249,793
Interest bearing	782,657	780,710
Total deposits	1,020,783	1,030,503

Mortgagors’ escrow accounts	9,425	9,274
Advances from the Federal Home Loan Bank	69,773	128,064
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	28,796	26,521
Total liabilities	1,133,932	1,199,517

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,094,828 and 11,072,607 at December 31, 2024 and 2023, respectively)	111	111
Additional paid-in capital	45,946	45,959
Unearned common stock held by the employee stock ownership plan	(3,055)	(3,273)
Retained earnings	91,766	100,386
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(10,480)	(26,077)
Defined benefit pension plan, net of taxes	(2,455)	(3,421)
Total accumulated other comprehensive loss	(12,935)	(29,498)
Total stockholders’ equity	121,833	113,685
Total liabilities and stockholders’ equity	$1,255,765	$1,313,202

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$58,371	$55,077
Interest and dividends on securities	4,274	4,409
Other income	1,113	1,173
Total interest and dividend income	63,758	60,659
Interest Expense
Interest expense on deposits	21,294	17,617
Interest expense on borrowings	4,233	5,077
Total interest expense	25,527	22,694
Net interest income	38,231	37,965
Provision for Credit Losses	2,800	1,702
Net interest income after provision for credit losses	35,431	36,263
Non-interest (Loss) Income
Service charges on deposit accounts	3,002	2,880
Net realized loss on sales of securities	(16,041)	—
Net gain on sales of loans	160	118
Increase in cash surrender value of life insurance	751	665
Net gain from sale of other real estate owned	4	—
Net (loss) gain on disposal of premises and equipment	(18)	46
Gain on life insurance	413	221
Investment advisory income	1,532	1,164
Other	677	686
Total non-interest (loss) income	(9,520)	5,780
Non-interest Expense
Salaries and employee benefits	20,372	19,459
Occupancy	4,266	4,256
Data processing	2,041	2,015
Professional fees	1,930	1,919
Marketing	588	555
FDIC deposit insurance and other insurance	1,105	1,232
Other real estate owned expense	—	3
Amortization of intangible assets	80	88
Write-down on branch held-for-sale	—	375
Other	6,466	6,527
Total non-interest expense	36,848	36,429
Net (loss) income before income taxes	(10,937)	5,614
Net (Benefit) Provision for Income Taxes	(2,317)	1,219
Net (loss) income	$(8,620)	$4,395

Earnings (loss) per common share:
Basic	$(0.80)	$0.41
Diluted	$(0.80)	$0.40

Weighted average shares outstanding, basic	10,757,750	10,789,009
Weighted average shares outstanding, diluted	10,757,750	10,855,552

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Net (Loss) Income	$(8,620)	$4,395
Other Comprehensive Income
Unrealized holding gains arising during the period	3,702	2,676
Reclassification adjustment for (gains) or losses included in net realized gains or losses on sales of securities on the consolidated statements of income	16,041	—
Net unrealized gains on available for sale securities	19,743	2,676
Tax effect	(4,146)	(562)
Unrealized gains on available for sale securities, net of tax	15,597	2,114
Defined benefit pension plan:
Actuarial gains arising during the period	925	356
Reclassification adjustment for amortization of net actuarial gain	298	374
Total	1,223	730
Tax effect	(257)	(153)
Defined benefit pension plan gains, net of tax	966	577
Other comprehensive income:	16,563	2,691
Total Comprehensive Income	$7,943	$7,086

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2022	$113	$47,075	$(3,491)	$96,624	$(32,189)	$108,132

Cumulative effect of change in accounting principle (ASU 2016-13), net of tax	$—	$—	$—	$(633)	$—	$(633)
Balance at January 1, 2023 as adjusted for change in accounting principle	$113	$47,075	$(3,491)	$95,991	$(32,189)	$107,499
Net income	—	—	—	4,395	—	4,395
Other comprehensive income	—	—	—	—	2,691	2,691
ESOP shares committed to be allocated	—	(56)	218	—	—	162
Share-based compensation expense	—	396	—	—	—	396
Repurchase of common stock	(2)	(1,378)	—	—	—	(1,380)
Share redemption for tax withholding on restricted stock vesting	—	(78)	—	—	—	(78)

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net loss	—	—	—	(8,620)	—	(8,620)
Other comprehensive income	—	—	—	—	16,563	16,563
ESOP shares committed to be allocated	—	(32)	218	—	—	186
Share-based compensation expense	—	19	—	—	—	19

Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(8,620)	$4,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	45	281
Net realized loss on sales of securities	16,041	—
Net realized gain on sale of other real estate owned	(4)	—
Provision for credit losses	2,800	1,702
Loans originated for sale	(6,757)	(5,420)
Proceeds from sale of loans	7,825	4,877
Net gain on sale of loans	(160)	(118)
Amortization of intangible assets	80	88
Depreciation and amortization	1,343	1,404
Write-down on branch held for sale	—	375
Net loss (gain) from disposal of premises and equipment	18	(46)
Deferred income tax benefit	(2,581)	(352)
Increase in cash surrender value of insurance	(751)	(665)
Gain on life insurance	(413)	(221)
Net decrease in accrued interest receivable	181	(361)
Expense of earned ESOP shares	186	162
Share-based compensation expense	19	396
Net increase in other assets	(4,280)	(1,398)
Net increase in accrued expenses and other liabilities	3,498	1,949
Net cash provided by operating activities	8,470	7,048
Cash Flows from Investing Activities
Proceeds from sales of securities	74,987	—
Proceeds from maturities and principal repayments of securities	32,137	34,069
Purchases of securities	(71,429)	—
Net purchases of FHLB Stock	2,554	(3,256)
Net decrease (increase) in loans	33,364	(16,157)
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(791)	(578)
Proceeds from disposal of premises and equipment	2,892	—
Net proceeds from life insurance	1,025	672
Proceeds from sale of other real estate owned	29	(25)
Net cash provided by investing activities	74,745	14,702
Cash Flows from Financing Activities
Net decrease in demand deposits, NOW, money market and savings accounts	(29,313)	(201,094)
Net increase in time deposits	19,593	101,664
Net increase (decrease) in mortgagors' escrow accounts	151	(458)
Net (decrease) increase. in short-term debt	(33,550)	28,727
Net (decrease) increase in long-term debt	(24,741)	41,614
Stock repurchase	—	(1,458)
Net cash used in financing activities	(67,860)	(31,005)
Net increase (decrease) in cash and cash equivalents	15,355	(9,255)
Cash and Cash Equivalents
Beginning balance	22,129	31,384
Ending balance	$37,484	$22,129
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$26,078	$21,976
Income taxes	$874	$1,501

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The consolidated financial statements include accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank and its wholly-owned subsidiaries. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its thirteen branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Certain financial services including investment advisory and financial product sales are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”).

In the first quarter of 2024, the Bank sold the Bank’s Beacon branch office in Wappingers Falls, New York, for $2.9 million to Heritage Financial Credit Union, a New York chartered credit union. The sale included the land and building as well of all branch premises and equipment. All of the branch accounts were redomiciled to the customer’s nearest branch and all employees were placed in open positions. An impairment expense of $375,000 was taken on the property in December 2023.

A description of the Company’s significant accounting policies are presented below.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the evaluation of goodwill for impairment and the valuation of deferred tax assets.

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

December 31, 2024 and 2023

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses recognized in the Consolidated Statements of Income and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on individually analyzed loans are generally recognized when the collateral or future cash flows are deemed to be insufficient to support the carrying value of the loan.

The level of the ACL on loans is based on management’s ongoing review of relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency levels, or terms, as well as for changes in economic conditions, that may not be reflected in historical loss rates.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans. In addition, the Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. The policy generally requires loans to be placed on non-accrual status when principal or interest is 90 days or more past due unless the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, accrued interest is reversed against interest income.

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

Construction and land development. Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long term financing at completion. Credit risk is affected by cost overruns, completion delays, time to sell at an adequate price, and market conditions.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when it satisfies its performance obligations pursuant to the guidance in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (Topic 606). The Company generally fully satisfies its performance obligations as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

●	Retail brokerage fee income is accrued monthly to properly record the revenues in the month they are earned. Advisory fees are collected in advance on a quarterly basis. These advisory fees are recorded in the first month of the quarter for which the service is being performed. Investments into mutual funds and annuities generate fees that are recorded as revenue at the time of the initial sale. In subsequent years the mutual funds and variable annuities generate recurring fees (referred to as 12B-1 fees) that are paid in advance on the anniversary of the original transaction. Fees that are transaction based are recognized at the point in time that the transaction is executed (i.e., trade date). Life insurance products are sold on a commission basis that generates a fee that is recorded as revenue within the month of the approved transaction.

Other income includes rental income, mortgage origination and service fees and late fees on serviced mortgages. All items are recorded as revenue within the month that the service is provided.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the resulting limit of fair value of the collateral. Gains or losses from disposal are recorded when control of the property transfers to the buyer.

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

We account for benefits under the defined benefit plan in accordance with ASC Topic 715 “Pension and Other Postretirement Benefits.” The guidance requires an employer to: (1) recognize in its statement of financial condition the over funded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period.

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

The Company maintains an equity incentive plan to grant stock options or restricted stock. The Company has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

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

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the relative federal or state tax law to the taxable income determined. The Company determines deferred income taxes using the

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases at the currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Deferred income tax expense or benefit results from changes in deferred tax assets (“DTAs”) and liabilities between periods. DTAs are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2024 and 2023, the Company has no unrecognized tax benefits and does not anticipate any significant changes to uncertain tax positions over the next 12 months.

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liabilities for uncertain tax positions at December 31, 2024 or 2023.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified in other non-interest expense in the consolidated statements of income.

Operating Segments

The Company operates as a single business segment, with financial performance reviewed on an aggregate basis by the chief operating decision maker (CODM). The Company’s sole operating segment, Banking Operations, consists of raising funds through deposits and borrowings, providing lending products, and making investments. Loan offerings include real estate, commercial, and consumer loans to a diverse customer base.

Accounting standards require disclosure of reportable segments that meet certain financial thresholds, including information about products and services, geographic areas, and major customers. However, as the Company operates entirely within a single banking segment, the financial statements presented reflect the combined results of all operations within that segment. The Company has no foreign operations or customers.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

Reclassifications

Amounts in the prior year consolidated financial statements are reclassified to conform to the current year’s presentation when necessary without effect on net income.

Emerging Growth Company Status

As of December 31, 2024, the Company no longer qualifies as an emerging growth company under the provisions of the Jumpstart Our Business Startups (JOBS) Act, following the expiration of the five-year period since its initial public

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

offering. As a result, the Company is now subject to additional regulatory requirements and reporting obligations under the Securities Exchange Act of 1934 and other applicable securities laws.

Recent Accounting Pronouncements

Adoption of New Accounting Standards in 2024

Effective January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Under ASU 2023-07, public entities must disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. Additionally, public entities must disclose the amount of other segment items and a description of its composition. As the Company has only one reportable segment, ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The guidance will be effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

2.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$29,841	$6	$(154)	$29,693
U.S. government agency mortgage-backed securities–residential	103,948	—	(10,456)	93,492
U.S. government agency securities	22,010	—	(844)	21,166
Municipal securities(1)	2,717	—	(224)	2,493
Corporate bonds	14,054	—	(1,471)	12,583
Other	642	—	(122)	520
Total	$173,212	$6	$(13,271)	$159,947

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,072	$—	$(1,066)	$24,006
U.S. government agency mortgage-backed securities–residential	156,523	—	(27,943)	128,580
U.S. government agency securities	24,774	—	(1,616)	23,158
Municipal securities(1)	3,163	—	(260)	2,903
Corporate bonds	14,700	—	(2,060)	12,640
Other	763	—	(65)	698
Total	$224,995	$—	$(33,010)	$191,985

(1)    The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$9,957	$(22)	$4,866	$(132)	$14,823	$(154)
U.S. government agency mortgage-backed securities-residential	44,577	(1,074)	48,915	(9,382)	93,492	(10,456)
U.S. government agency securities	—	—	21,166	(844)	21,166	(844)
Municipal securities	—	—	2,493	(224)	2,493	(224)
Corporate bonds	—	—	12,583	(1,471)	12,583	(1,471)
Other	—	—	497	(122)	497	(122)
Total	$54,534	$(1,096)	$90,520	$(12,175)	$145,054	$(13,271)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

At December 31, 2024 and 2023, the Company had 172 and 233 individual available-for-sale securities with unrealized losses totaling $13,271 and $33,010, respectively, with an aggregate depreciation of 7.66% and 14.68%, respectively, from the Company’s amortized cost.

Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded for the year ended December 31, 2024.

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

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status, and therefore there was no accrued interest related to securities reversed against interest income, for the years ended December 31, 2024 or 2023. Total accrued interest receivable on available for sale securities totaled $498 and $602, at December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2024 and 2023, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$34,394	$34,056	$15,449	$15,170
After 1 but within 5 years	20,901	20,113	32,860	30,569
After 5 but within 10 years	13,327	11,766	19,400	16,968
After 10 years	—	—	—	—
Total Maturities	68,622	65,935	67,709	62,707
Mortgage-backed securities	103,948	93,492	156,523	128,580
Other	642	520	763	698
Total	$173,212	$159,947	$224,995	$191,985

At December 31, 2024 and 2023, available for sale securities with a carrying value of $101,395 and $13,130, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $937 and $57,769 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities aggregated $74,987 and $0 for the years ended December 31, 2024 and 2023, respectively. There were no gross gains during the periods ended December 31, 2024 and December 31, 2023. During the periods ended December 31, 2024 and 2023, there were gross losses of $16,041 and $0, respectively, realized on the sales of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

3.    Loans and Allowance for credit losses

A summary of the Company’s loan portfolio is as follows:

	At December 31,
	2024	2023
Commercial real estate loans:
Construction	$26,611	$20,208
Non-residential	350,962	324,493
Multi-family	105,030	83,376
Residential real estate loans	86,651	77,259
Commercial and industrial loans	91,517	88,927
Consumer loans:
Indirect automobile	295,669	394,245
Home equity	11,656	11,990
Other consumer	6,830	8,095
Total gross loans	974,926	1,008,593
Dealer reserves	5,392	8,382
Allowance for credit losses	(8,539)	(8,124)
Total net loans	$971,779	$1,008,851

At December 31, 2024 and 2023, the unpaid principal balances of loans held for sale, included in the residential real estate category above, were $0 and $908, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, multifamily, construction and commercial loans. To assist in the review process, the Company engages an independent third-party to review a significant portion of loans within these segments. Consumer and residential loans are rated as performing or non-performing based on payment status in accordance with regulatory retail credit guidance. Management uses the results of these reviews as part of its annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs for the year ended December 31, 2024, and by fiscal year of origination as of December 31, 2024.

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Watch	$6,509	$17,261	$2,841	$-	$-	$-	$-	$26,611
Total commercial construction	6,509	17,261	2,841	-	-	-	-	26,611

Commercial non-residential
Pass	$46,429	$36,900	$47,082	$27,329	$16,104	$69,260	$-	$243,104
Watch	8,515	14,336	16,201	7,341	10,952	33,799	-	91,144
Special mention	-	-	3,009	873	322	5,745	-	9,949
Substandard	-	-	2,834	-	-	3,931	-	6,765
Total commercial non-residential	54,944	51,236	69,126	35,543	27,378	112,735	-	350,962
Current-period gross write-offs	-	-	-	-	-	291	-	291

Multifamily
Pass	$-	$1,398	$18,410	$28,939	$2,034	$5,296	$-	$56,077
Watch	5,673	10,235	11,027	11,863	-	10,155	-	48,953
Total multifamily	5,673	11,633	29,437	40,802	2,034	15,451	-	105,030

Residential
Performing	$15,456	$26,755	$23,922	$2,032	$2,638	$14,666	$-	$85,469
Non-performing	-	-	-	-	-	1,182	-	1,182
Total residential	15,456	26,755	23,922	2,032	2,638	15,848	-	86,651

Commercial and industrial
Pass	$13,386	$9,810	$19,044	$7,944	$650	$957	$17,303	$69,094
Watch	3,269	745	5,667	191	365	1,081	10,004	21,322
Special mention	-	-	506	191	98	6	-	801
Substandard	-	-	-	-	-	103	38	141
Doubtful	-	-	-	-	-	159	-	159
Total commercial and industrial	16,655	10,555	25,217	8,326	1,113	2,306	27,345	91,517
Current-period gross write-offs	-	40	-	7	-	561	-	608

Indirect automobile
Performing	$54,048	$72,083	$104,879	$42,286	$15,440	$6,343	$-	$295,079
Non-performing	46	78	182	187	62	35	-	590
Total indirect automobile	54,094	72,161	105,061	42,473	15,502	6,378	-	295,669
Current-period gross write-offs	171	812	1,533	665	256	189	-	3,626

Home equity
Performing	$341	$-	$-	$-	$-	$3,684	$7,457	$11,482
Non-performing	-	-	-	-	-	174	-	174
Total home equity	341	-	-	-	-	3,858	7,457	11,656

Other consumer
Performing	$2,581	$1,703	$1,829	$400	$89	$11	$217	$6,830
Total other consumer	2,581	1,703	1,829	400	89	11	217	6,830
Current-period gross write-offs	12	82	73	6	24	4	-	201

Total Loans
Pass/performing	$132,241	$148,649	$215,166	$108,930	$36,955	$100,217	$24,977	$767,135
Watch	23,966	42,577	35,736	19,395	11,317	45,035	10,004	188,030
Special mention	0	-	3,515	1,064	420	5,751	-	10,750
Substandard	-	-	2,834	-	0	4,034	38	6,906
Non-performing	46	78	182	187	62	1,391	-	1,946
Total Loans	$156,253	$191,304	$257,433	$129,576	$48,754	$156,587	$35,019	$974,926
Total Current-period gross write-offs	$183	$934	$1,606	$678	$280	$1,045	$-	$4,726

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2024
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$26,611	$—	$—	$—	$26,611	$—
Non-residential	348,220	873	—	1,869	350,962	1,869
Multifamily	105,008	22	—	—	105,030	—
Residential real estate	85,961	604	—	86	86,651	1,182
Commercial and industrial	91,090	57	159	211	91,517	319
Consumer:
Indirect automobile	283,458	10,062	1,593	556	295,669	590
Home equity	11,173	153	156	174	11,656	174
Other consumer	6,689	121	20	—	6,830	—
Total	$958,210	$11,892	$1,928	$2,896	$974,926	$4,134

	December 31, 2023
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$20,208	$—	$—	$—	$20,208	$—
Non-residential	319,467	1,276	2,129	1,621	324,493	1,621
Multifamily	83,376	—	—	—	83,376	—
Residential real estate	75,998	888	37	336	77,259	1,624
Commercial and industrial	88,646	17	83	181	88,927	181
Consumer:
Indirect automobile	382,042	10,155	1,478	570	394,245	631
Home equity	11,843	—	48	99	11,990	99
Other consumer	7,844	202	24	25	8,095	25
Total	$989,424	$12,538	$3,799	$2,832	$1,008,593	$4,181

All of our non-accrual loans are individually analyzed. The Company had one individually analyzed home equity loan of $98 that was accruing interest at December 31, 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	December 31, 2024	December 31, 2023
Commercial real estate:
Non-residential	$1,869	$1,152
Residential real estate	1,182	1,624
Commercial and industrial	299	150
Consumer:
Indirect automobile	131	160
Home equity	174	99
Other consumer	—	24
Total	$3,655	$3,209

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	December 31, 2024		December 31, 2023
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial real estate:
Non-residential	$—	$—	$469	$16
Commercial and industrial	20	20	31	31
Consumer:
Indirect automobile	459	139	471	166
Other consumer	—	—	1	1
Total	$479	$159	$972	$214

For the year ended December 31, 2024, $147 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $3,937 and $4,014, at December 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2024 and 2023, the Company was servicing loans for participants aggregating $54,390 and $44,418, respectively.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $266,547 and $282,269 as of December 31, 2024 and 2023, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At December 31, 2024 and 2023, the maximum contingent liability associated with loans sold with recourse was $805 and $1,873, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The balance of capitalized servicing rights, included in other assets at December 31, 2024 and 2023, were $1,592 and $1,977, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2024 or 2023.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $531 and $152 at December 31, 2024 and 2023, respectively.

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

Activity in the Company’s ACL for loans for the year ended December 31, 2024 is summarized in the table below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2024

Allowance for credit losses:
Beginning balance	$2,716	$346	$606	$4,348	$108	$8,124
Provision for credit losses	563	229	684	1,178	159	2,813
Loans charged-off	(291)	—	(608)	(3,626)	(201)	(4,726)
Recoveries	—	—	2	2,233	93	2,328
Ending balance	$2,988	$575	$684	$4,133	$159	$8,539
Ending balance:
Loans individually analyzed	$—	$—	$20	$139	$—	$159
Loans collectively analyzed	$2,988	$575	$664	$3,994	$159	$8,380
Loan receivables:
Ending balance	$482,603	$86,651	$91,517	$295,669	$18,486	$974,926
Ending balance:
Loans individually analyzed	$1,868	$1,183	$319	$590	$272	$4,232
Loans collectively analyzed	$480,735	$85,468	$91,198	$295,079	$18,214	$970,694

Activity in the Company’s allowance for loan losses for the year ended December 31, 2023 is summarized in the table below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2023
Allowance for credit losses:
Beginning balance	$3,031	$103	$881	$3,868	$60	$7,943
Adoption of ASC 326	(860)	54	(383)	1,710	59	580
Provision for (reversal of) credit losses	545	137	833	165	(14)	1,666
Loans charged-off	—	—	(836)	(3,577)	(62)	(4,475)
Recoveries	—	52	111	2,182	65	2,410
Ending balance	$2,716	$346	$606	$4,348	$108	$8,124
Ending balance:
Loans individually analyzed	$16	$—	$32	$166	$2	$216
Loans collectively analyzed	$2,700	$346	$574	$4,182	$106	$7,908
Loan receivables:
Ending balance	$428,077	$77,259	$88,927	$394,245	$20,085	$1,008,593
Ending balance:
Loans individually analyzed	$1,621	$1,624	$181	$631	$222	$4,279
Loans collectively analyzed	$426,456	$75,635	$88,746	$393,614	$19,863	$1,004,314

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The Company’s allowance for credit losses for loans totaled $8,539 and $8,124 as of December 31, 2024 and December 31, 2023, respectively. The $415 increase in our allowance for credit losses for loans was primarily driven by an increase in our collectively evaluated loans, partially offset by a decrease in the allowance for credit losses on individually analyzed loans.

Activity in the Company’s ACL for unfunded commitments for the years ended December 31, 2024 and 2023 is summarized in the tables below and included in accrued expenses and other liabilities. The Adoption of the CECL Standard row presents adjustments recorded on January 1, 2023 through retained earnings.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
(Reversal of) provision for credit losses	(53)	1	32	—	7	(13)
Ending balance	$119	$1	$104	$—	$20	$244

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Year ended December 31, 2023
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Adoption of CECL standard	149	—	65	—	7	221
Provision for credit losses	23	—	7	—	6	36
Ending balance	$172	$—	$72	$—	$13	$257

The following table summarizes the provision for credit losses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Provision for credit losses - loans	$2,813	$1,666
(Reversal of) provision for credit losses - unfunded commitments	(13)	36
Provision for credit losses	$2,800	$1,702

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Year Ended
	December 31,
	2024	2023
Beginning balance	$2,235	$2,235
Activity during the period	—	—

Ending balance	$2,235	$2,235

The Company performs its annual goodwill impairment test during the fourth quarter. The results of the Company’s impairment tests indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill existed at either December 31, 2024 or 2023. Even though the Company determined that there was no goodwill impairment, a sustained decline in the value of its stock price as well as values of other financial institutions, declines in revenue for the Company beyond our current forecasts or significant adverse changes in the operating environment for the reporting unit may result in a future impairment charge.

The changes in the carrying value of the customer list and core deposit intangibles are as follows:

	Years Ended
	December 31,
	2024	2023
Beginning balance	$246	$334
Amortization	(80)	(88)

Ending balance	$166	$246

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. At December 31, 2024, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of December 31, 2024, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2025	$60
2026	29
2027	21
2028	16
2029	13
Thereafter	27
Total	$166

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

5.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,	December 31,
	2024	2023
Land	$2,025	$3,356
Buildings and improvements	26,377	27,774
Furniture, fixtures and equipment	14,929	14,889
Construction in process	141	461
Total	43,472	46,480
Less accumulated depreciation	(29,367)	(28,913)
Net	$14,105	$17,567

Depreciation expense totaled $1,343 and $1,404 for the years ended December 31, 2024 and 2023, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

6.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2024	2023
Non-interest bearing demand deposits	$238,126	$249,793
Interest bearing accounts:
NOW(1)	123,466	125,628
Savings	132,648	146,172
Money market	188,904	190,864
Time certificates of deposit	337,639	318,046
Total interest bearing accounts	782,657	780,710
Total deposits	$1,020,783	$1,030,503
(1)	Negotiable order of withdrawal

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2024 and 2023, total reciprocal deposits were $38,909 and $40,009, respectively. Included in time certificates of deposit at December 31, 2024 and 2023 were reciprocal deposits totaling $25,427 and $23,357, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $13,482 and $16,652 at December 31, 2024 and 2023, respectively.

The Company did not have any brokered deposits at December 31, 2024 or 2023. Time certificates of deposit in denominations of $250 or greater were $95,591 and $100,063 as of December 31, 2024 and 2023, respectively.

Contractual maturities of time certificates of deposit at December 31, 2024 are summarized below:

December 31,
2024
Within 1 year	$288,303
1 – 2 years	46,050
2 – 3 years	413
3 – 4 years	1,209
4 – 5 years	1,664
Total	$337,639

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

7.    Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2024 and 2023, the Company had access to a preapproved secured line of credit with the FHLB of $627,265 and $656,516, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2024 and 2023, the Company had pledged assets of $306,410 and $228,172, respectively. The Company had no outstanding overnight line of credit balances with the FHLB at either December 31, 2024 or 2023. These borrowings would mature the following business day. At December 31, 2024, the Company had borrowings in the amount of $69,773. The outstanding principal amounts and the related terms and rates at December 31, 2024 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed short-term	$20,000	January 31, 2025	4.50%	$20,000	$—
Fixed medium-term	20,000	March 20, 2025	4.47%.	20,000	—
Fixed medium-term	722	October 31, 2025	4.87%	722	—
Fixed medium-term	5,000	November 3, 2025	4.87%	5,000	—
Fixed medium-term	728	December 5, 2025	4.34%	728	—
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$69,773	Weighted Average Rate	4.37%	$46,450	$23,323

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2024 or 2023.

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three month CME term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26% was 7.78% and 7.64% at December 31, 2024 and 2023, respectively. The subordinated debentures mature on May 23, 2035.

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2024 or 2023.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Community Bankers Bank. There were no advances outstanding under this line of credit at December 31, 2024 or 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

8.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2024	2023
Current expense:
Federal	$(1)	$1,314
State	265	257
Total current expense	264	1,571
Deferred expense:
Federal	(2,581)	(352)
State	(738)	(148)
Change in valuation allowance	738	148
Total deferred expense	(2,581)	(352)
Total provision for income taxes	$(2,317)	$1,219

The following is a reconciliation between the expected federal statutory income tax rate of 21% and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2024		2023
(Benefit) provision at statutory rate	$(2,297)	21.00%	$1,179	21.00%
Tax exempt income	(248)	2.27%	(192)	(3.42)%
State income taxes, net of federal income tax benefit	215	(1.97)%	213	3.79%
Other, net	13	(0.12)%	19	0.34%
Effective income tax and rate	$(2,317)	21.18%	$1,219	21.71%

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$2,371	$2,263
Deferred expenses	21	18
Deferred compensation	1,773	1,652
Unrecognized pension liability	653	910
Postretirement liability	1,032	1,002
Unrealized loss on securities	2,786	6,932
Federal tax NOLs	2,538	—
Other	889	658
Gross deferred tax assets	12,063	13,435
Deferred tax liabilities:
Prepaid expenses	(578)	(515)
Prepaid pension	(1,180)	(1,222)
Deferred loan fees	(51)	(154)
Depreciation and amortization	(374)	(476)
Mortgage servicing rights	(430)	(534)
Gross deferred tax liabilities	(2,613)	(2,901)
Net deferred tax asset	9,450	10,534
Deferred tax valuation allowance	(1,336)	(598)
Deferred tax assets, net of allowance	$8,114	$9,936

As of December 31, 2024, the Company has a federal net operating loss (“NOL”) carryforward of $9,400, which carries forward indefinitely under current tax regulations. This NOL resulted in a deferred tax asset of $2,538, representing a temporary difference in the Company’s financial statements. The realization of this deferred tax asset depends on the Company’s ability to generate sufficient future taxable income. Based on management’s assessment of projected earnings and other relevant factors, the Company has recorded a deferred tax valuation allowance of $1,336 as of December 31, 2024, compared to $598 as of December 31, 2023. The increase in the valuation allowance reflects management’s evaluation of the likelihood of utilizing certain deferred tax assets in future periods.

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

Retained earnings at December 31, 2024 and 2023 include a contingency reserve for loan losses of $1,534, which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2024 and $414 at December 31, 2023 have not been recognized.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

the years ended December 31, 2021 through 2024. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2021 are open.

As of December 31, 2024, the Company has no unrecognized tax benefits.

9.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (8.50% at January 1, 2024 and 7.50% at January 1, 2025). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $3,484 and $3,612 at December 31, 2024 and 2023, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	December 31,	December 31,
	2024	2023
Allocated	109,105	87,286
Committed to be allocated	21,821	21,821
Unallocated	305,499	327,318
Paid out to participants	(23,638)	(10,988)
Total shares	412,787	425,437

The fair value of unallocated shares was $2,954 and $2,635 at December 31, 2024 and 2023, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2024 and 2023 was $186 and $162, respectively.

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted to date vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of December 31, 2024, there were 105,146 stock options and 34,778 restricted stock awards that remain available for future grants.

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

The Company followed SEC safe-harbor guidelines when determining the expected term of the options granted. The weighted average assumptions used and fair value for options granted under the EIP as of the grant date were as follows:

Expected term (years)	6
Expected dividend yield	0%
Weighted-average expected volatility	25.45%
Weighted-average risk-free interest rate	0.29%
Weighted-average fair value of options granted	$1.67

A summary of options under the EIP as of December 31, 2024 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	436,263	$6.62	6.64
Exercised	(22,000)	6.57	-
Expired	(1,333)	6.57	-
Options outstanding at December 31, 2024	412,930	$6.62	5.23
Options exercisable at December 31, 2024	412,930	$6.62	5.23

The aggregate intrinsic value of the options outstanding and exercisable, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2024, was $1,260. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2024.

As of December 31, 2024, there was no unrecognized compensation cost related to the nonvested stock options granted under the EIP, as all options were fully vested at December 31, 2023.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2024:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	-	$-
Granted	15,000	7.94
Non-vested restricted stock at December 31, 2024	15,000	$7.94

As of December 31, 2024, there was $100 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the EIP. The cost is expected to be recognized over a remaining period of 2.52 years.

No fair value was assigned to vested stock options or restricted stock during the year ended December 31, 2024, as no awards vested during this period. The aggregate fair value of the options and restricted stock awards that vested during the year ended December 31, 2023 was $245 and $385, respectively.

For the years ended December 31, 2024 and 2023, share-based compensation expense under the plan was $19 and $396, respectively.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. The Bank’s defined benefit plan was frozen as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,
	2024	2023
Projected and accumulated benefit obligation	$(16,652)	$(17,868)
Plan assets at fair value	17,916	18,062
Funded status included in accrued expenses and other liabilities	$1,264	$194

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following table details the plan’s funded status:

	2024	2023
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$17,868	$17,138
Service cost	-	-
Interest cost	853	861
Actuarial (gain) loss	(1,301)	570
Benefits paid	(768)	(701)
Projected benefit obligation at end of year	16,652	17,868
Change in plan assets:
Fair value of plan assets at beginning of year	18,062	16,906
Actual return on plan assets	622	1,857
Contributions	-	-
Benefits paid	(768)	(701)
Fair value of plan assets at end of year	17,916	18,062
Funded status	$1,264	$194

In 2024, the net actuarial gain in the projected benefit obligation resulted primarily from an increase in the discount rate. The gain on plan assets during the fiscal year ended December 31, 2024 of $622 was due to favorable asset market conditions.

The weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2024	2023
Discount rate	5.50%	4.90%
Rate of compensation increase	N/A	N/A

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2024	2023
Net actuarial loss	$3,108	$4,330

The net periodic pension cost (benefit) and amounts recognized in other comprehensive income are as follows:

	Years ended December 31,
	2024	2023
Interest cost	$853	$861
Expected return on plan assets	(998)	(932)
Amortization of unrecognized loss	298	374
Net periodic cost	$153	$303

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2024	2023
Discount rate	4.90%	5.15%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions for the corresponding fiscal year end. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of December 31, 2024, the investment funds included five equity funds and three bond funds. As of December 31, 2023, the investment funds included six equity funds and two bond funds. Each fund has its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,489	$—	$—	$12,489
Equity	5,427	—	—	5,427
Total assets at fair value	$17,916	$—	$—	$17,916

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,293	$—	$—	$12,293
Equity	5,769	—	—	5,769
Total assets at fair value	$18,062	$—	$—	$18,062

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

Benefit payments are as follows:

	Year ended December 31,
	2024	2023
Benefits paid	$768	$701

As of December 31, 2024, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2025	$930
2026	950
2027	1,010
2028	1,060
2029	1,130
2030 – 2034	6,050

The Company made no contributions to the plan in either 2024 or 2023.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $1,056 and $1,077 for the years ended December 31, 2024 and 2023, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $30,193 and $30,031 at December 31, 2024 and 2023, respectively. Net earnings on these policies aggregated $751 and $665 for the years ended December 31, 2024 and 2023, respectively, which are included in non-interest income in the consolidated statements of income.

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Company’s 1991 Plan (the “Directors’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Directors’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid out. At December 31, 2024 and 2023, $3,804 and $3,278, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Directors’ Plan years ended December 31, 2024 and 2023 were $255 and $207, respectively, which are included in non-interest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual cash incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2024 and 2023, $1,653 and $1,962, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $238 and $307 for the years ended December 31, 2024 and 2023, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan”, the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,711 and $1,642 at December 31, 2024 and 2023, respectively. The Company recognized expenses of $69 and $61 for the years ended December 31, 2024 and 2023, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,113 and $2,068, respectively, at December 31, 2024 and 2023. The Company recognized expenses of $86 and $79 for the years ended December 31, 2024 and 2023, respectively, related to these benefits which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

10.   Leases

As of December 31, 2024, the Company leases real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use (“ROU”) assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 15.7 and 10.1 years as of December 31, 2024 and 2023, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company calculated a weighted average discount rate of 3.91% and 2.43% in determining the lease liability as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, total operating lease costs were $782 and $717, respectively, and were included in occupancy and other expense. The ROU asset, included in other assets, was $7,307 and $6,239 as of December 31, 2024 and 2023, respectively. The corresponding lease liability, included in accrued expenses and other liabilities was $7,386 and $6,307 as of December 31, 2024 and 2023, respectively.

Future minimum payments for operating leases with initial terms of one year or more as of December 31, 2024 were as follows:

Years ending December 31:
2025	$757
2026	745
2027	705
2028	708
2029	714
Thereafter	6,814
Total future minimum lease payments	10,443
Amounts representing interest	(3,057)
Present Value of Net Future Minimum Lease Payments	$7,386

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

	Years ended December 31,
	2024	2023
Commitments to extend credit summarized as follows:
Future loan commitments	$5,556	$5,318
Undisbursed construction loans	23,617	42,482
Undisbursed home equity lines of credit	10,357	10,727
Undisbursed commercial and other line of credit	79,107	69,258
Standby letters of credit	3,022	4,965
Credit card lines	2,701	—
Loans sold with recourse	805	1,873
Total	$125,165	$134,623

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

12.  Derivatives

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal offsetting amounts for these transactions.  Accrued interest receivable and payable of $152 and $132 related to these swaps is recorded in other assets and other liabilities as of December 31, 2024 and 2023, respectively.

Summary information regarding these derivatives is presented below:

	December 31,	December 31,
	2024	2023
Notational amount	$151,867	$65,420
Fair value	$6,458	$5,343
Weighted average pay rates	5.48%	5.06%
Weighted average receive rates	6.67%	7.49%
Weighted average maturity (in years)	7.45	8.88

Number of Contracts	24	14

In addition, as of December 31, 2024, there were three contracted forward rate swaps with a notional value of $19,161 and a fair value of $285 with effective dates at various points in 2025. These forward swaps have a fixed weighted average pay rate of 6.28% and the related weighted average adjustable receive rates will be determined at the time the forward swaps become effective. As of December 31, 2023 there were five contracted forward rate swaps with a notional value of $35,326, a fair value of $935 and a fixed weighted average pay rate of 4.97%.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$135,450	12.63%	$85,821	8.00%	$107,276	10.00%
Tier 1 capital (to risk-weighted assets)	126,668	11.81%	64,366	6.00%	85,821	8.00%
Common equity tier one capital (to risk weighted assets)	126,668	11.81%	48,274	4.50%	69,729	6.50%
Tier 1 capital (to average assets)	126,668	10.07%	50,292	4.00%	62,865	5.00%

	December 31, 2023
Rhinebeck Bank
Total capital (to risk-weighted assets)	$144,675	12.70%	$91,154	8.00%	$113,942	10.00%
Tier 1 capital (to risk-weighted assets)	136,295	11.96%	68,365	6.00%	91,154	8.00%
Common equity tier one capital (to risk weighted assets)	136,295	11.96%	51,274	4.50%	74,062	6.50%
Tier 1 capital (to average assets)	136,295	10.10%	53,990	4.00%	67,488	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2024
Assets:
U.S. Treasury securities	$29,693	$29,693	$—	$—
U.S. government agency mortgage-backed securities-residential	93,492	—	93,492	—
U.S. government agency securities	21,166	—	21,166	—
Municipal securities	2,493	—	2,393	100
Corporate bonds	12,583	—	12,583	—
Other	520	—	520	—
Total available for sale securities	159,947	29,693	130,154	100
Loan level interest rate swaps	6,743	—	6,743	—
Total assets	$166,690	$29,693	$136,897	$100
Liabilities:
Loan level interest rate swaps	$6,743	$—	$6,743	$—
Total liabilities	$6,743	$—	$6,743	$—

	December 31, 2023
Assets:
U.S. Treasury securities	$24,006	$24,006	$—	$—
U.S. government agency mortgage-backed securities – residential	128,580	—	128,580	—
U.S. government agency securities	23,158	—	23,158	—
Municipal securities	2,903	—	2,788	115
Corporate bonds	12,640	—	12,640	—
Other	698	—	698	—
Total available for sale securities	191,985	24,006	167,864	115
Loan level interest rate swaps	6,278	—	6,278	—
Total assets	$198,263	$24,006	$174,142	$115
Liabilities:
Loan level interest rate swaps	$6,278	$—	$6,278	$—
Total liabilities	$6,278	$—	$6,278	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	$—	$—	$320
Total	$320	$—	$—	$320

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	$—	$—	$758
Other real estate owned	25	—	—	25
Total	$783	$—	$—	$783

The Company may record adjustments to the carrying value of loans based on fair value measurements, either as specific reserves or as partial charge-offs of the uncollectible portions of these loans. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of these individually analyzed loans is based on the fair value of the collateral. Loans with specific reserves that were determined to be collateral dependent are categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Individually analyzed loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2024.

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

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $479 and $972 with valuation allowances of $159 and $214 resulting in fair values of $320 and $758 at December 31, 2024 and 2023, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2023
Individually analyzed loans, with specific reserves	$758	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
Other real estate owned	25	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 6%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

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

December 31, 2024 and 2023

(In thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$37,484	$37,484	$—	$—	$37,484
Available for sale securities	159,947	29,693	130,154	100	159,947
Loan level interest rate swaps	6,743	—	6,743	—	6,743
FHLB stock	3,960	—	3,960	—	3,960
Loans, net	971,779	—	—	955,123	955,123
Accrued interest receivable	4,435	—	4,435	—	4,435
Mortgage servicing rights	1,592	—	—	4,370	4,370
Financial Liabilities:
Deposits	$1,020,783	$—	$968,878	$—	$968,878
Mortgagors' escrow accounts	9,425	—	9,425	—	9,425
FHLB advances	69,773	—	69,071	—	69,071
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,743	—	6,743	—	6,743
Accrued interest payable	943	—	943	—	943

		Fair Value Measurements at
		December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$22,129	$22,129	$—	$—	$22,129
Available for sale securities	191,985	24,006	167,864	115	191,985
Loan level interest rate swaps	6,278	—	6,278	—	6,278
FHLB stock	6,514	—	6,514	—	6,514
Loans, net	1,008,851	—	—	979,037	979,037
Accrued interest receivable	4,616	—	4,616	—	4,616
Mortgage servicing rights	1,977	—	—	4,720	4,720
Financial Liabilities:
Deposits	$1,030,503	$—	$948,140	$—	$948,140
Mortgagors' escrow accounts	9,274	—	9,274	—	9,274
FHLB advances	128,064	—	127,592	—	127,592
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,278	—	6,278	—	6,278
Accrued interest payable	1,488	—	1,488	—	1,488

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

15.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2024 and 2023, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2023	$(3,421)	$(26,077)	$(29,498)
Other comprehensive gain before reclassifications	730	2,924	3,654
Amounts reclassified from accumulated other comprehensive loss	236	12,673	12,909
Period change	966	15,597	16,563
Balance at December 31, 2024	$(2,455)	$(10,480)	$(12,935)

Balance at December 31, 2022	$(3,998)	$(28,191)	$(32,189)
Other comprehensive loss before reclassifications	282	2,114	2,396
Amounts reclassified from accumulated other comprehensive loss	295	—	295
Period change	577	2,114	2,691
Balance at December 31, 2023	$(3,421)	$(26,077)	$(29,498)
(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2024	2023
Securities available for sale(1):
Net securities losses reclassified into earnings	$(16,041)	$—	Net realized loss on sales of securities
Related income tax expense	3,368	—	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	(12,673)	—
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(298)	(374)	Other non-interest expense
Related income tax expense	62	79	Provision for income taxes
Net effect on accumulated other comprehensive gain or loss for the period	(236)	(295)
Total reclassifications for the period	$(12,909)	$(295)
(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 9, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(In thousands, except share and per share data)

16. Segment Reporting

The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, Rhinebeck Bank. As a community-focused financial institution, the Company’s operations primarily involve offering loan and deposit products and providing financial advisory services to customers. Since management evaluates performance and makes strategic decisions based on a single, integrated banking operation, the Company is considered to have one reportable segment for financial reporting purposes.

Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, The accounting policies of the banking operations segment are the same as those described in the summary of significant accounting policies. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker (“CODM”). The CODM assesses the Company's products and services, which primarily consist of banking operations, and evaluates performance based on financial data provided.

Interest income from loans and other earning assets, and income from fee-based businesses provide banking operation revenue. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture and equipment, and data processing and communications, provide the significant expenses of banking operations. The Company currently operates as a single-segment and all operations are domestic

17. Earnings Per Share

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

	Year Ended December 31,
	2024	2023
Net (loss) income applicable to common stock	$(8,620)	$4,395

Average number of common shares outstanding	11,074,170	11,127,247
Less: Average unearned ESOP shares	316,420	338,238
Average number of common shares outstanding used to calculate basic earnings per common share	10,757,750	10,789,009
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	25,652
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	40,891
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,757,750	10,855,552

Earnings (loss) per Common share:
Basic	$(0.80)	$0.41
Diluted (1)	$(0.80)	$0.40

(1)    Because the Company was in a net loss position for the year ended December 31, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive. The weighted average anti-dilutive common shares not included in the calculation of diluted earnings per share were 97,954.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 25, 2025	By:	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael J. Quinn	President, Chief Executive Officer and Director	March 25, 2025
Michael J. Quinn	(Principal Executive Officer)

/s/ Kevin Nihill	Chief Financial Officer	March 25, 2025
Kevin Nihill	(Principal Financial Officer)

/s/ Phillip Lekanides	Vice President, Controller	March 25, 2025
Phillip Lekanides	(Principal Accounting Officer)

/s/ William C. Irwin	Chairman of the Board	March 25, 2025
William C. Irwin

/s/ Frederick Battenfeld	Director	March 25, 2025
Frederick Battenfeld

/s/ Donald E. Beeler Jr.	Director	March 25, 2025
Donald E. Beeler Jr.

/s/ Christopher W. Chestney	Director	March 25, 2025
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 25, 2025
Freddimir Garcia

/s/ Steven Howell	Director	March 25, 2025
Steven Howell

/s/ Shannon Martin LaFrance	Director	March 25, 2025
Shannon Martin LaFrance

/s/ Suzanne Rhulen-Loughlin	Director	March 25, 2025
Suzanne Rhulen-Loughlin