Form 10-Q
period 2025-03-31
Rhinebeck Bancorp, Inc.
filed 2025-05-13
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No   ☒

As of May 1, 2025, there were 11,098,404 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$23,194	$18,561
Federal funds sold	26,759	18,309
Interest bearing depository accounts	564	614
Total cash and cash equivalents	50,517	37,484

Available for sale securities (at fair value)	144,872	159,947
Loans receivable (net of allowance for credit losses of $8,406 and $8,539, respectively)	976,502	971,779
Federal Home Loan Bank stock	3,245	3,960
Accrued interest receivable	4,632	4,435
Cash surrender value of life insurance	30,381	30,193
Deferred tax assets (net of valuation allowance of $1,211 and $1,336, respectively)	7,201	8,114
Premises and equipment, net	13,903	14,105
Goodwill	2,235	2,235
Intangible assets, net	146	166
Other assets	22,290	23,347
Total assets	$1,255,924	$1,255,765
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$237,952	$238,126
Interest bearing	796,289	782,657
Total deposits	1,034,241	1,020,783

Mortgagors’ escrow accounts	7,626	9,425
Advances from the Federal Home Loan Bank	53,873	69,773
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	29,054	28,796
Total liabilities	1,129,949	1,133,932

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,094,828 at March 31, 2025 and December 31, 2024)	111	111
Additional paid-in capital	45,955	45,946
Unearned common stock held by the employee stock ownership plan	(3,000)	(3,055)
Retained earnings	94,054	91,766
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(8,690)	(10,480)
Defined benefit pension plan, net of taxes	(2,455)	(2,455)
Total accumulated other comprehensive loss	(11,145)	(12,935)
Total stockholders’ equity	125,975	121,833
Total liabilities and stockholders’ equity	$1,255,924	$1,255,765

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$15,008	$14,297
Interest and dividends on securities	1,351	1,037
Other income	279	217
Total interest and dividend income	16,638	15,551
Interest Expense
Interest expense on deposits	4,762	5,134
Interest expense on borrowings	839	1,605
Total interest expense	5,601	6,739
Net interest income	11,037	8,812
Provision for Credit Losses	353	83
Net interest income after provision for credit losses	10,684	8,729
Non-interest Income
Service charges on deposit accounts	773	743
Net gain on sales of loans	38	46
Increase in cash surrender value of life insurance	188	184
Net gain from sale of other real estate owned	—	4
Net loss on disposal of premises and equipment	—	(18)
Investment advisory income	336	381
Other	416	250
Total non-interest income	1,751	1,590
Non-interest Expense
Salaries and employee benefits	5,134	4,992
Occupancy	1,071	1,053
Data processing	525	495
Professional fees	477	414
Marketing	200	121
FDIC deposit insurance and other insurance	297	253
Amortization of intangible assets	20	21
Other	1,784	1,528
Total non-interest expense	9,508	8,877
Net income before income taxes	2,927	1,442
Net Provision for Income Taxes	639	321
Net income	$2,288	$1,121

Earnings per common share:
Basic	$0.21	$0.10
Diluted	$0.21	$0.10

Weighted average shares outstanding, basic	10,777,044	10,748,006
Weighted average shares outstanding, diluted	10,923,364	10,844,287

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net Income	$2,288	$1,121
Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	2,266	(734)
Net unrealized gains (losses) on available for sale securities	2,266	(734)
Tax effect	(476)	154
Unrealized gains (losses) on available for sale securities, net of tax	1,790	(580)
Other comprehensive income (loss):	1,790	(580)
Total Comprehensive Income	$4,078	$541

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net income	—	—	—	1,121	—	1,121
Other comprehensive loss	—	—	—	—	(580)	(580)
ESOP shares committed to be allocated	—	(8)	54	—	—	46
Balance at March 31, 2024	$111	$45,951	$(3,219)	$101,507	$(30,078)	$114,272

Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	2,288	—	2,288
Other comprehensive income	—	—	—	—	1,790	1,790
ESOP shares committed to be allocated	—	—	55	—	—	55
Share-based compensation expense	—	9	—	—	—	9
Balance at March 31, 2025	$111	$45,955	$(3,000)	$94,054	$(11,145)	$125,975

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,288	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(97)	61
Net realized gain on sale of other real estate owned	—	(4)
Provision for credit losses	353	83
Loans originated for sale	(385)	(1,957)
Proceeds from sale of loans	423	2,017
Net gain on sale of loans	(38)	(46)
Amortization of intangible assets	20	21
Depreciation and amortization	318	344
Net loss from disposal of premises and equipment	—	18
Deferred income tax benefit	437	20
Increase in cash surrender value of insurance	(188)	(184)
Net (increase) decrease in accrued interest receivable	(197)	5
Expense of earned ESOP shares	55	46
Share-based compensation expense	9	—
Net decrease (increase) in other assets	1,057	(5,492)
Net increase in accrued expenses and other liabilities	258	447
Net cash provided by (used in) operating activities	4,313	(3,500)
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	18,069	8,545
Purchases of securities	(631)	—
Net purchases of FHLB Stock	715	900
Net (increase) decrease in loans	(5,076)	15,408
Purchases of bank premises and equipment	(116)	(244)
Proceeds from disposal of premises and equipment	—	2,857
Proceeds from sale of other real estate owned	—	29
Net cash provided by investing activities	12,961	27,495
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	21,745	(8,403)
Net (decrease) increase in time deposits	(8,287)	14,924
Net decrease in mortgagors' escrow accounts	(1,799)	(1,973)
Net decrease in short-term debt	(15,900)	(20,000)
Net cash used in financing activities	(4,241)	(15,452)
Net increase in cash and cash equivalents	13,033	8,543
Cash and Cash Equivalents
Beginning balance	37,484	22,129
Ending balance	$50,517	$30,672
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,743	$6,547
Income taxes	$105	$108

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2024 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2025 (the “Annual Report on Form 10-K”).

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. As of March 31, 2025, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements– Nature of Business and Significant Accounting Policies.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements may be reclassified as required to conform to the current year’s presentation. These reclassifications have no effect on our previously reported net income or shareholders’ equity. From and after January 1, 2025, the Company reclassified swap income in its consolidated financial statements. In the consolidated statements of income as of March 31, 2024, $84 previously included in “Interest and Fees on Loans” was reclassified to “Other non-interest income.” These amounts were reclassified to conform to the current year’s presentation.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$14,972	$59	$(93)	$14,938
U.S. government agency mortgage-backed securities–residential	101,481	10	(8,822)	92,669
U.S. government agency securities	22,006	—	(605)	21,401
Municipal securities(1)	2,716	—	(194)	2,522
Corporate bonds	14,054	—	(1,232)	12,822
Other	642	—	(122)	520
Total	$155,871	$69	$(11,068)	$144,872

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$29,841	$6	$(154)	$29,693
U.S. government agency mortgage-backed securities–residential	103,948	—	(10,456)	93,492
U.S. government agency securities	22,010	—	(844)	21,166
Municipal securities(1)	2,717	—	(224)	2,493
Corporate bonds	14,054	—	(1,471)	12,583
Other	642	—	(122)	520
Total	$173,212	$6	$(13,271)	$159,947
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$5,010	$(9)	$4,914	$(84)	$9,924	$(93)
U.S. government agency mortgage-backed securities-residential	39,800	(528)	48,330	(8,294)	88,130	(8,822)
U.S. government agency securities	—	—	21,401	(605)	21,401	(605)
Municipal securities	—	—	2,423	(194)	2,423	(194)
Corporate bonds	—	—	12,822	(1,232)	12,822	(1,232)
Other	—	—	497	(122)	497	(122)
Total	$44,810	$(537)	$90,387	$(10,531)	$135,197	$(11,068)

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

At March 31, 2025, the Company had 170 individual available for sale securities in an unrealized loss position with unrealized losses totaling $11,068 with an aggregate depreciation of 7.10% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded as of March 31, 2025.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at March 31, 2025 and December 31, 2024, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$20,518	$20,282	$34,394	$34,056
After 1 but within 5 years	19,903	19,392	20,901	20,113
After 5 but within 10 years	13,327	12,009	13,327	11,766
After 10 years	—	—	—	—
Total Maturities	53,748	51,683	68,622	65,935
Mortgage-backed securities	101,481	92,669	103,948	93,492
Other	642	520	642	520
Total	$155,871	$144,872	$173,212	$159,947

At March 31, 2025 and December 31, 2024, available for sale securities with a carrying value of $91,301 and $101,395, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2025 and December 31, 2024, $942 and $937 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2025, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended March 31, 2025 or December 31, 2024. Total accrued interest receivable on available for sale securities totaled $648 and $498 at March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2025	2024
Commercial real estate loans:
Construction	$24,618	$26,611
Non-residential	367,522	350,962
Multi-family	108,373	105,030
Residential real estate loans	90,982	86,651
Commercial and industrial loans	91,957	91,517
Consumer loans:
Indirect automobile	277,922	295,669
Home equity	11,782	11,656
Other consumer	6,746	6,830
Total gross loans	979,902	974,926
Dealer reserves	5,006	5,392
Allowance for credit losses	(8,406)	(8,539)
Total net loans	$976,502	$971,779

There were no unpaid principal balances of loans held for sale, which would have been included in the residential real estate category above, at either March 31, 2025 or December 31, 2024.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2025
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$24,618	$—	$—	$—	$24,618	$—
Non-residential	365,714	122	—	1,686	367,522	1,687
Multifamily	108,354	—	19	—	108,373	—
Residential real estate	89,492	1,438	—	52	90,982	1,004
Commercial and industrial	91,233	475	102	147	91,957	147
Consumer:
Indirect automobile	268,793	7,338	1,163	628	277,922	645
Home equity	11,627	126	—	29	11,782	29
Other consumer	6,518	196	32	—	6,746	—
Total	$966,349	$9,695	$1,316	$2,542	$979,902	$3,512

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at March 31, 2025.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	March 31, 2025	December 31, 2024
Commercial real estate:
Non-residential	$1,686	$1,869
Residential real estate	1,004	1,182
Commercial and industrial	126	299
Consumer:
Indirect automobile	131	131
Home equity	29	174
Total	$2,976	$3,655

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	March 31, 2025		December 31, 2024
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial real estate:
Non-residential	$1	$1	$—	$—
Commercial and industrial	21	19	20	20
Consumer:
Indirect automobile	514	164	459	139
Total	$536	$184	$479	$159

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the three months ended March 31, 2025, $19 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $3,985 and $3,937 at March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2025 and December 31, 2024, the Company was servicing loans for participants aggregating $50,634 and $54,390, respectively.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $0 and $37 at March 31, 2025 and December 31, 2024, respectively, and are all individually analyzed for credit loss.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $261,419 and $266,547 as of March 31, 2025 and December 31, 2024, respectively. Included in these are loans serviced for the Federal Home Loan Mortgage Corporation with recourse provisions, whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At March 31, 2025 and December 31, 2024, the maximum contingent liability associated with loans sold with recourse was $0 and $805, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at March 31, 2025 and December 31, 2024 were $1,503 and $1,592, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the three months ended March 31, 2025 or the year ended December 31, 2024.

Activity in the Company’s ACL for loans for the three months ended March 31, 2025 is summarized in the table below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$2,988	$575	$684	$4,133	$159	$8,539
Provision for (reversal of) credit losses	61	37	161	136	(18)	377
Loans charged-off	—	—	(175)	(784)	—	(959)
Recoveries	—	—	3	426	20	449
Ending balance	$3,049	$612	$673	$3,911	$161	$8,406

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

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three months ended March 31, 2025 and 2024 is summarized in the tables below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2025
Allowance for credit losses:
Beginning balance	$119	$1	$104	$—	$20	$244
(Reversal of) provision for credit losses	(27)	4	(1)	—	—	(24)
Ending balance	$92	$5	$103	$—	$20	$220

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended March 31, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
Reversal of credit losses	(14)	—	(1)	—	(1)	(16)
Ending balance	$158	$—	$71	$—	$12	$241

The following table summarizes the provision for credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Provision for credit losses - loans	$377	$99
Reversal of credit losses - unfunded commitments	(24)	(16)
Provision for credit losses	$353	$83

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the three months ended March 31, 2025, and by fiscal year of origination as of March 31, 2025.

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$-	$-	$-	$-	$200	$-	$200
Watch	$-	$9,418	$15,000	$-	$-	$-	$-	$24,418
Total commercial construction	-	9,418	15,000	-	-	200	-	24,618

Commercial non-residential
Pass	$83,338	$45,513	$36,718	$37,183	$26,800	$24,789	$-	$254,341
Watch	41,688	8,485	18,282	19,980	7,298	932	-	96,665
Special mention	6,017	-	-	2,988	861	-	-	9,866
Substandard	3,838	-	-	2,812	-	-	-	6,650
Total commercial non-residential	134,881	53,998	55,000	62,963	34,959	25,721	-	367,522

Multifamily
Pass	$7,263	$745	$1,391	$18,305	$34,383	$4,106	$-	$66,193
Watch	9,696	5,666	10,229	10,960	5,629	-	-	42,180
Total multifamily	16,959	6,411	11,620	29,265	40,012	4,106	-	108,373

Residential
Performing	$16,889	$15,437	$26,565	$23,385	$2,002	$5,700	$-	$89,978
Non-performing	1,004	-	-	-	-	-	-	1,004
Total residential	17,893	15,437	26,565	23,385	2,002	5,700	-	90,982

Commercial and industrial
Pass	$1,478	$12,116	$9,133	$16,645	$7,172	$1,184	$18,692	$66,420
Watch	1,292	2,921	707	5,432	211	2,638	11,192	24,393
Special mention	97	-	-	496	129	-	250	972
Substandard	95	-	-	-	38	-	39	172
Doubtful	-	-	-	-	-	-	-	-
Total commercial and industrial	2,962	15,037	9,840	22,573	7,550	3,822	30,173	91,957
Current-period gross write-offs	10	-	-	-	-	165	-	175

Indirect automobile
Performing	$15,718	$50,478	$65,612	$92,181	$35,933	$17,355	$-	$277,277
Non-performing	78	106	132	168	161	-	-	645
Total indirect automobile	15,796	50,584	65,744	92,349	36,094	17,355	-	277,922
Current-period gross write-offs	109	149	260	203	45	18	-	784

Home equity
Performing	$3,557	$339	$-	$-	$-	$87	$7,770	$11,753
Non-performing	29	-	-	-	-	-	-	29
Total home equity	3,586	339	-	-	-	87	7,770	11,782

Other consumer
Performing	$212	$2,264	$1,529	$1,574	$315	$629	$223	$6,746
Total other consumer	212	2,264	1,529	1,574	315	629	223	6,746
Current-period gross write-offs	-	-	-	-	-	-	-	-

Total Loans
Pass/performing	$128,455	$126,892	$140,948	$189,273	$106,605	$54,050	$26,685	$772,908
Watch	52,676	26,490	44,218	36,372	13,138	3,570	11,192	187,656
Special mention	6,114	-	0	3,484	990	0	250	10,838
Substandard	3,933	-	-	2,812	38	0	39	6,822
Non-performing	1,111	106	132	168	161	0	-	1,678
Total Loans	$192,289	$153,488	$185,298	$232,109	$120,932	$57,620	$38,166	$979,902
Total Current-period gross write-offs	$119	$149	$260	$203	$45	$183	$-	$959

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

							Revolving
	Loans by Origination Year						Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Commercial construction
Watch	$6,509	$17,261	$2,841	$-	$-	$-	$-	$26,611
Total commercial construction	6,509	17,261	2,841	-	-	-	-	26,611

Commercial non-residential
Pass	$46,429	$36,900	$47,082	$27,329	$16,104	$69,260	$-	$243,104
Watch	8,515	14,336	16,201	7,341	10,952	33,799	-	91,144
Special mention	-	-	3,009	873	322	5,745	-	9,949
Substandard	-	-	2,834	-	-	3,931	-	6,765
Total commercial non-residential	54,944	51,236	69,126	35,543	27,378	112,735	-	350,962
Current-period gross write-offs	-	-	-	-	-	291	-	291

Multifamily
Pass	$-	$1,398	$18,410	$28,939	$2,034	$5,296	$-	$56,077
Watch	5,673	10,235	11,027	11,863	-	10,155	-	48,953
Total multifamily	5,673	11,633	29,437	40,802	2,034	15,451	-	105,030

Residential
Performing	$15,456	$26,755	$23,922	$2,032	$2,638	$14,666	$-	$85,469
Non-performing	-	-	-	-	-	1,182	-	1,182
Total residential	15,456	26,755	23,922	2,032	2,638	15,848	-	86,651

Commercial and industrial
Pass	$13,386	$9,810	$19,044	$7,944	$650	$957	$17,303	$69,094
Watch	3,269	745	5,667	191	365	1,081	10,004	21,322
Special mention	-	-	506	191	98	6	-	801
Substandard	-	-	-	-	-	103	38	141
Doubtful	-	-	-	-	-	159	-	159
Total commercial and industrial	16,655	10,555	25,217	8,326	1,113	2,306	27,345	91,517
Current-period gross write-offs	-	40	-	7	-	561	-	608

Indirect automobile
Performing	$54,048	$72,083	$104,879	$42,286	$15,440	$6,343	$-	$295,079
Non-performing	46	78	182	187	62	35	-	590
Total indirect automobile	54,094	72,161	105,061	42,473	15,502	6,378	-	295,669
Current-period gross write-offs	171	812	1,533	665	256	189	-	3,626

Home equity
Performing	$341	$-	$-	$-	$-	$3,684	$7,457	$11,482
Non-performing	-	-	-	-	-	174	-	174
Total home equity	341	-	-	-	-	3,858	7,457	11,656

Other consumer
Performing	$2,581	$1,703	$1,829	$400	$89	$11	$217	$6,830
Total other consumer	2,581	1,703	1,829	400	89	11	217	6,830
Current-period gross write-offs	12	82	73	6	24	4	-	201

Total Loans
Pass/performing	$132,241	$148,649	$215,166	$108,930	$36,955	$100,217	$24,977	$767,135
Watch	23,966	42,577	35,736	19,395	11,317	45,035	10,004	188,030
Special mention	0	-	3,515	1,064	420	5,751	-	10,750
Substandard	-	-	2,834	-	0	4,034	38	6,906
Doubtful	-	-	-	-	-	159	-	159
Non-performing	46	78	182	187	62	1,391	-	1,946
Total Loans	$156,253	$191,304	$257,433	$129,576	$48,754	$156,587	$35,019	$974,926
Total Current-period gross write-offs	$183	$934	$1,606	$678	$280	$1,045	$-	$4,726

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first three months of 2025 or 2024.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Three months ended March 31, 2025
	2025	2024
Beginning balance	$166	$246
Amortization	(20)	(21)

Ending balance	$146	$225

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $20 and $21 of amortization expense related to its intangible assets for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2025	$40
2026	29
2027	21
2028	16
2029	13
Thereafter	27
Total	$146

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2025	2024
Non-interest bearing demand deposits	$237,952	$238,126
Interest bearing accounts:
NOW(1)	117,616	123,466
Savings	135,303	132,648
Money market	214,018	188,904
Time certificates of deposit	329,352	337,639
Total interest bearing accounts	796,289	782,657
Total deposits	$1,034,241	$1,020,783
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (“FDIC”) insurance for deposit products with aggregate amounts exceeding the current limits for depositors. At March 31, 2025 and  December 31, 2024, total reciprocal deposits were $33,601 and $38,909, respectively. Included in time certificates of deposit at March 31, 2025 and December 31, 2024 were reciprocal deposits totaling $18,907 and $25,427, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $14,693 and $13,482 at March 31, 2025 and December 31, 2024, respectively.

The Company had no brokered deposits at either March 31, 2025 or December 31, 2024. Time certificates of deposit in denominations of $250 or greater were $93,813 and $95,591 as of March 31, 2025 and December 31, 2024, respectively.

Contractual maturities of time certificates of deposit at March 31, 2025 are summarized below:

March 31,
2025
Within 1 year	$263,132
1 – 2 years	62,870
2 – 3 years	559
3 – 4 years	1,203
4 – 5 years	1,588
Total	$329,352

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. Borrowings under this line require collateralization through the pledge of specific loans and securities. The Bank has access to a preapproved secured line of credit with the FHLB which was not to exceed $627,847 and $627,265 at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Bank had pledged $482,080 of assets to the FHLB, which resulted in a secured line of credit of $331,939. At March 31, 2025 and December 31, 2024, the Company had outstanding overnight line of credit balances with the FHLB of $24,100 and $0, respectively. The overnight interest rate was 4.56% at March 31, 2025. These borrowings mature the following business day. The Company also had structured borrowings of $29,773. The outstanding principal amounts and the related terms and rates at March 31, 2025 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$722	October 31, 2025	4.87%	$722	$—
Fixed medium-term	5,000	November 3, 2025	4.87%	5,000	—
Fixed medium-term	728	December 5, 2025	4.34%	728	—
Fixed medium-term	1,233	September 21, 2026	5.20%	—	1,233
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Total	$29,773	Weighted Average Rate	4.21%	$6,450	$23,323

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2025 or December 31, 2024.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%, was 6.59% and 7.78% at March 31, 2025 and December 31, 2024, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2025 or December 31, 2024.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either March 31, 2025 or December 31, 2024.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2025	2024
Projected and accumulated benefit obligation	$(16,807)	$(16,652)
Plan assets at fair value	18,057	17,916
Funded status included in accrued expenses and other liabilities	$1,250	$1,264

The net periodic pension cost and amounts recognized in other expense are as follows:

	Three months ended March 31,
	2025	2024
Interest cost	$222	$213
Expected return on plan assets	(245)	(249)
Amortization of unrecognized loss	37	74
Net periodic cost	$14	$38

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in nine diversified investment funds.

As of March 31, 2025, the investment funds included five equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first three months of 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,662	$—	$—	$12,662
Equity	5,395	—	—	5,395
Total assets at fair value	$18,057	$—	$—	$18,057

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,489	$—	$—	$12,489
Equity	5,427	—	—	5,427
Total assets at fair value	$17,916	$—	$—	$17,916

The pooled separate accounts are valued at the net asset per unit, based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2024 included in the Annual Report on Form 10-K.

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $280 and $269 for the three months ended March 31, 2025 and 2024, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2025 and December 31, 2024, total amounts due to participants of $3,885 and $3,804, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $87 and $63 for the three months ended March 31, 2025 and 2024, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2025 and December 31, 2024, $1,699 and $1,653, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $190 and $60 for the three months ended March 31, 2025 and 2024, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,723 and $1,711 at March 31, 2025 and December 31, 2024, respectively. The Company recognized expenses of $12 and $13 for the three months ended March 31, 2025 and 2024, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,124 and $2,113 at March 31, 2025 and December 31, 2024, respectively. The Company recognized expenses of $28 and $14 for the three months ended March 31, 2025 and 2024, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2025). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2025 was $3,484. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	March 31,	December 31,
	2025	2024
Allocated	130,926	109,105
Committed to be allocated	5,454	21,821
Unallocated	300,045	305,499
Paid out to participants	(23,622)	(23,622)
Total shares	412,803	412,803

The fair value of unallocated shares was $2,952 at March 31, 2025.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2025 and 2024 was $55 and $46, respectively.

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

Pursuant to the terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vested annually over a three-year period from the date of the grant and the term of each option is ten years. As of March 31, 2025, there were 105,146 stock options and 34,778 restricted stock awards that remained available for future grants.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

A summary of options under the 2020 EIP as of March 31, 2025 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	412,930	$6.62	5.23
Options outstanding at March 31, 2025	412,930	$6.62	4.80
Options exercisable at March 31, 2025	412,930	$6.62	4.80

At March 31, 2025, the aggregate intrinsic value of the stock options outstanding, which fluctuates based on changes in the fair market value of the Company’s stock, was $1,330. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on March 31, 2025.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2025:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	15,000	$7.94
Non-vested restricted stock at March 31, 2025	15,000	$7.94

As of March 31, 2025, there was $90 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 2.27 years.

For the three months ended March 31, 2025 and 2024, share-based compensation of options and restricted stock under the plan totaled $9 and $0, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of March 31, 2025, the Company leased real estate for seven branch offices and two administrative offices under various lease agreements. One lease is classified as a short-term lease, while the remaining leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2026 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 15.6 years and 15.7 years as of March 31, 2025 and December 31, 2024, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The weighted average discount rate for operating leases as of March 31, 2025 and December 31, 2024 was 3.92% and 3.91%, respectively.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease cost	$200	$182
Short-term lease cost	5	—
Total lease cost	$205	$182

The right-of-use asset, included in other assets, was $7,179 and $7,307 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,273 and $7,386 as of March 31, 2025 and December 31, 2024, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows:

Years ending December 31:
2025	$572
2026	745
2027	705
2028	708
2029	714
Thereafter	6,814
Total future minimum lease payments	10,258
Amounts representing interest	(2,985)
Present Value of Net Future Minimum Lease Payments	$7,273

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2025	2024
Commitments to extend credit summarized as follows:
Future loan commitments	$4,910	$5,556
Undisbursed construction loans	19,426	23,617
Undisbursed home equity lines of credit	10,026	10,357
Undisbursed commercial and other line of credit	77,458	79,107
Standby letters of credit	4,492	3,022
Credit card lines	3,495	2,701
Loans sold with recourse	—	805
Total	$119,807	$125,165

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $129 and $152 related to our swaps is recorded in other assets and other liabilities as of March 31, 2025 and December 31, 2024, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2025	2024
Notational amount	$184,654	$151,867
Fair value	$6,931	$6,458
Weighted average pay rates	5.66%	5.48%
Weighted average receive rates	6.37%	6.67%
Weighted average maturity (in years)	6.65	7.45

Number of Contracts	30	24

In addition, as of March 31, 2025, the Company has one forward rate swap with a notional value of $12,938 and a fair value of $245 with an effective date of September 2, 2025. This forward swap has a fixed weighted average pay rate of 6.49% and the related weighted average adjustable receive rate will be determined at the time the forward swap becomes effective. As of December 31, 2024, there were three forward swaps with a notional value of $19,161, a fair value of $285 and a fixed average pay rate of 6.28%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$138,522	12.91%	$85,858	8.00%	$107,322	10.00%
Tier 1 capital (to risk-weighted assets)	129,897	12.10%	64,393	6.00%	85,858	8.00%
Common equity tier one capital (to risk weighted assets)	129,897	12.10%	48,295	4.50%	69,759	6.50%
Tier 1 capital (to average assets)	129,897	10.17%	51,095	4.00%	63,868	5.00%

	December 31, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$135,450	12.63%	$85,821	8.00%	$107,276	10.00%
Tier 1 capital (to risk-weighted assets)	126,668	11.81%	64,366	6.00%	85,821	8.00%
Common equity tier one capital (to risk weighted assets)	126,668	11.81%	48,274	4.50%	69,729	6.50%
Tier 1 capital (to average assets)	126,668	10.07%	50,292	4.00%	62,865	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2025
Assets:
U.S. Treasury securities	$14,938	$14,938	$—	$—
U.S. government agency mortgage-backed securities-residential	92,669	—	92,669	—
U.S. government agency securities	21,401	—	21,401	—
Municipal securities	2,522	—	2,422	100
Corporate bonds	12,822	—	12,822	—
Other	520	—	520	—
Total available for sale securities	144,872	14,938	129,834	100
Loan level interest rate swaps	7,176	—	7,176	—
Total assets	$152,048	$14,938	$137,010	$100
Liabilities:
Loan level interest rate swaps	$7,176	$—	$7,176	$—
Total liabilities	$7,176	$—	$7,176	$—

	December 31, 2024
Assets:
U.S. Treasury securities	$29,693	$29,693	$—	$—
U.S. government agency mortgage-backed securities – residential	93,492	—	93,492	—
U.S. government agency securities	21,166	—	21,166	—
Municipal securities	2,493	—	2,393	100
Corporate bonds	12,583	—	12,583	—
Other	520	—	520	—
Total available for sale securities	159,947	29,693	130,154	100
Loan level interest rate swaps	6,743	—	6,743	—
Total assets	$166,690	$29,693	$136,897	$100
Liabilities:
Loan level interest rate swaps	$6,743	$—	$6,743	$—
Total liabilities	$6,743	$—	$6,743	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2025
Individually analyzed loans, with specific reserves	$352	$—	$—	$352
Total	$352	$—	$—	$352

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	$—	$—	$320
Total	$320	$—	$—	$320

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $536 and $479 with valuation allowances of $184 and $159 and fair values of $352 and $320 at March 31, 2025 and December 31, 2024, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2025
Individually analyzed loans, with specific reserves	$352	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraised value.

(3)	Estimated costs to sell.

The estimated fair value amounts for 2025 and 2024 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		March 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$50,517	$50,517	$—	$—	$50,517
Available for sale securities	144,872	14,938	129,834	100	144,872
Loan level interest rate swaps	7,176	—	7,176	—	7,176
FHLB stock	3,245	—	3,245	—	3,245
Loans, net	976,502	—	—	960,797	960,797
Accrued interest receivable	4,632	—	4,632	—	4,632
Mortgage servicing rights	1,503	—	—	4,146	4,146
Financial Liabilities:
Deposits	$1,034,241	$—	$978,854	$—	$978,854
Mortgagors' escrow accounts	7,626	—	7,626	—	7,626
FHLB advances	53,873	—	53,513	—	53,513
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	7,176	—	7,176	—	7,176
Accrued interest payable	802	—	802	—	802

		Fair Value Measurements at
		December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$37,484	$37,484	$—	$—	$37,484
Available for sale securities	159,947	29,693	130,154	100	159,947
Loan level interest rate swaps	6,743	—	6,743	—	6,743
FHLB stock	3,960	—	3,960	—	3,960
Loans, net	971,779	—	—	955,123	955,123
Accrued interest receivable	4,435	—	4,435	—	4,435
Mortgage servicing rights	1,592	—	—	4,370	4,370
Financial Liabilities:
Deposits	$1,020,783	$—	$968,878	$—	$968,878
Mortgagors' escrow accounts	9,425	—	9,425	—	9,425
FHLB advances	69,773	—	69,071	—	69,071
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,743	—	6,743	—	6,743
Accrued interest payable	943	—	943	—	943

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Securities available for sale:
Net unrealized loss on securities available for sale	$(11,000)	$(13,266)
Related deferred tax(1)	2,310	2,786
Net accumulated other comprehensive loss	(8,690)	(10,480)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(3,108)	(3,108)
Related deferred tax(1)	653	653
Net accumulated other comprehensive loss	(2,455)	(2,455)
Total accumulated other comprehensive loss	$(11,145)	$(12,935)

(1)    Related deferred tax is calculated using an income tax rate of 21.0%.

13. Segment Reporting

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

Interest income from loans and other earning assets, and income from fee-based businesses provide banking operation revenue. Interest expense on deposits and other sources of funding, provisions for credit losses, and operating expenses, primarily salaries and employee benefits, occupancy, furniture and equipment, and data processing and communications, provide the significant expenses of banking operations. The Company currently operates as a single-segment and all operations are domestic.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three months ended March 31, 2025 or 2024. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended March 31,
	2025	2024
Net (loss) income applicable to common stock	$2,288	$1,121

Average number of common shares outstanding	11,079,828	11,072,607
Less: Average unearned ESOP shares	302,784	324,601
Average number of common shares outstanding used to calculate basic earnings per common share	10,777,044	10,748,006
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	5,532	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	140,788	96,281
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,923,364	10,844,287

Earnings (loss) per Common share:
Basic	$0.21	$0.10
Diluted (1)	$0.21	$0.10

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “approximate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “intend,” “predict,” “forecast,” “improve,” “continue,” “will,” “would,” “should,” “could,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies, and financial condition and results of operation;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

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

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and on its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 to the Notes to the Consolidated Financial Statements included in this Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2025.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets remained relatively stable at $1.26 billion at both March 31, 2025 and December 31, 2024, reflecting a minimal increase of $159,000. While several asset categories fluctuated during the period, the most notable changes included a $13.0 million increase in cash and cash equivalents and a $15.1 million decrease in available-for-sale securities. Net loans receivable increased by $4.7 million, or 0.5%, to $976.5 million and other assets decreased $1.1 million, or 4.5%.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.0 million, or 34.8%, to $50.5 million at March 31, 2025 from $37.5 million at December 31, 2024 primarily due to an $8.5 million, or 46.2%, increase in federal funds sold, as well as  increases in deposits held at the FHLB, Federal Reserve Bank of New York and other interest-bearing depository accounts with proceeds resulting from principal payments and maturities of investment securities.

Investment Securities Available for Sale. Available-for-sale securities declined $15.1 million, or 9.4%, to $144.9 million at March 31, 2025 from $159.9 million at December 31, 2024, primarily due to paydowns, calls and maturities of $18.1 million, partially offset by a decrease in the unrealized loss of $2.3 million and purchases of $631,000.

Net Loans. Net loans receivable increased $4.7 million, or 0.5%, to $976.5 million at March 31, 2025, compared to $971.8 million at December 31, 2024. This increase reflects growth in our commercial and residential real estate loan portfolios of $17.9 million and $4.3 million, respectively, partially offset by a $17.7 million decrease in consumer loans. The increase in commercial real estate loans was primarily due to a $16.6 million increase in non-residential real estate loans and a $3.4 million increase in multi-family commercial real estate loans, partially offset by a $2.0 million decrease in commercial construction loans. The decrease in consumer loans is the result of a strategic reduction in indirect automobile loans of $17.7 million. At March 31, 2025, indirect automobile loans were 22.1% of assets, compared to 23.5% at December 31, 2024. Non-accrual loans decreased by $622,000, or 15.0%, between December 31, 2024 and March 31, 2025.

Total Liabilities. Total liabilities decreased $4.0 million, or 0.4%, to $1.13 billion at March 31, 2025. The reduction was primarily driven by a $15.9 million decrease in FHLB advances and a $1.8 million decline in mortgagors' escrow accounts, partially offset by a $13.5 million increase in total deposits.

Deposits. Deposits increased $13.5 million, or 1.3%, to $1.03 billion at March 31, 2025 from $1.02 billion at December 31, 2024. Interest-bearing deposits increased $13.6 million, or 1.7%, while non-interest-bearing deposits decreased by $174,000. The increase in savings of $2.7 million and in money market accounts of $25.1 million reflected the Bank’s promotion of higher-yielding products in response to customer demand for better interest rates. These increases were partially offset by decreases in NOW accounts and certificates of deposit of $5.9 million and $8.3 million, respectively.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $33.6 million and $38.9 million at March 31, 2025 and December 31, 2024, respectively. We had no brokered deposits at either March 31, 2025 or December 31, 2024.

Mortgagors’ escrow accounts. Mortgagors’ escrow accounts decreased $1.8 million, or 19.1%, to $7.6 million at March 31, 2025 from $9.4 million at December 31, 2024, primarily due to the timing of property tax and insurance disbursements.

Advances from the Federal Home Loan Bank. FHLB advances declined $15.9 million, or 22.8%, to $53.9 million at March 31, 2025 from $69.8 million at December 31, 2024. The reduction reflects the Company’s use of excess liquidity from the maturity of securities, lower loan origination activity and increased deposits to pay down borrowings.

Stockholders’ Equity. Stockholders’ equity increased $4.1 million, or 3.4%, to $126.0 million at March 31, 2025 from $121.8 million at December 31, 2024. The increase was primarily due to $2.3 million in net income and a $1.8 million decrease in accumulated other comprehensive loss reflecting the results of the balance sheet restructuring. The Company’s book value per share was $11.35 at March 31, 2025, compared to $10.98 at December 31, 2024. The ratio of stockholders’ equity to total assets increased to 10.0% from 9.7% over the same period. Unearned common stock held by the Bank’s employee stock ownership plan was $3.0 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Income. Net income for the first quarter of 2025 was $2.3 million, compared to $1.1 million for the first quarter of 2024. Diluted earnings per share were $0.21 for the first quarter of 2025, up from $0.10 for the same quarter a year ago. Interest and dividend income increased $1.1 million, or 7.0%, while interest expense decreased $1.1 million, or 16.9%. The provision for credit losses increased $270,000, or 325.3%. Non-interest income rose $161,000, or 10.1%, and non-interest expense increased $631,000, or 7.1%. Provision for income taxes increased $318,000, or 99.1%, between the comparable quarters.

Net Interest Income. Net interest income increased $2.2 million, or 25.2%, to $11.0 million for the three months ended March 31, 2025. The ratio of average interest-earning assets to average interest-bearing liabilities rose 2 percentage points to 134.00%, while the net interest margin expanded by 89 basis points to 3.79% compared to the same quarter in 2024. The increase in the net interest margin was primarily due to a higher yield on loans and securities, coupled with a decline in the cost of interest-bearing liabilities. Interest rate spread improved 94 basis points from 2.19% for the three months ended March 31, 2024 to 3.13% for the three months ended March 31, 2025, reflecting better pricing on assets versus liabilities. A balance sheet restructuring in the second half of 2024 significantly increased the yield on our available for sale securities.

Interest Income. Interest income increased $1.1 million, or 7.0%, to $16.6 million for the three months ended March 31, 2025, compared to $15.6 million for the same period in 2024. The increase was primarily due to higher yields on loans and securities, partially offset by a decrease in the average balance of interest-earning assets. The average yield on interest-earning assets increased by 60 basis points to 5.71%, while the average balance of interest-earning assets declined by $42.2 million, or 3.4%, to $1.18 billion. The average yield on loans increased 44 basis points, to 6.14%, and the average yield on available-for-sale securities increased 142 basis points, to 3.25%. The average balance of loans decreased $17.6 million, and the average balance of available-for-sale securities declined $33.7 million, compared to the three months ended March 31, 2024.

Interest Expense. Interest expense decreased $1.1 million, or 16.9%, to $5.6 million for the three months ended March 31, 2025, compared to $6.7 million for the same period in 2024. The average cost of interest-bearing liabilities declined by 34 basis points, to 2.58%, reflecting lower funding costs and a favorable shift in funding mix, despite the ongoing elevated interest rate environment. The average balance of total interest-bearing liabilities decreased $46.2 million, or 5.0%, to $882.1 million, primarily due to a $48.0 million decline in the average balance of Federal Home Loan Bank advances, which fell from $123.0 million to $75.0 million. The average cost of these advances also declined by 86 basis points, from 4.93% to 4.07%.

Provision for Credit Losses. The provision for credit losses on loans increased $270,000, or 325.3%, to $353,000 for the three months ended March 31, 2025, compared to $83,000 for the same period in 2024. The increase was primarily attributable to increased loan production and increased charge-offs during the quarter.

Net charge-offs increased $260,000, or 104.0%, from $250,000 for the first quarter of 2024 to $510,000 for the first quarter of 2025. The increase was primarily due to increased net charge-offs of $162,000 and $139,000 in indirect automobile loans and commercial loans, respectively. The percentage of overdue account balances to total loans decreased to 1.38% as of March 31, 2025 from 1.71% as of December 31, 2024, while non-performing assets decreased $622,000, or 15.0%, to $3.5 million at March 31, 2025.

Non-Interest Income. Non-interest income totaled $1.8 million for the three months ended March 31, 2025, an increase of $161,000, or 10.1%, from the comparable period in 2024, due primarily to an increase of $166,000, or 66.4%, in other non-interest income as swap income increased.  Service charges on deposit accounts also increased by $30,000, or 4.0%, as deposits increased. These increases were partially offset by a decrease in investment advisory income of $45,000, or 11.8%, resulting from a decline in assets under management due to unpredictable economic and market conditions. Gains on sales of loans also decreased $8,000 as we sold $385,000 of residential mortgage loans in the first quarter of 2025 as compared to sales of $2.0 million in the first quarter of 2024.

Non-Interest Expense. For the first quarter of 2025, non-interest expense rose to $9.5 million, reflecting a $631,000, or 7.1%, increase compared to the same period in 2024. The increase was broad-based, with almost all major expense categories rising. Other non-interest expense grew by $256,000, or 16.8%, driven by higher retail banking costs. Salaries and benefits rose $142,000, primarily due to increased production commissions. Marketing expense rose by $79,000, or 65.3%, largely due to promotional initiatives associated with the launch of higher-yielding deposit products. Additionally, professional fees, FDIC insurance expense, and data processing fees increased by $63,000, $44,000, and $30,000, respectively.

Income Taxes. The provision for income taxes increased $318,000, or 99.1%, totaling $639,000 for the three months ended March 31, 2025, compared to $321,000 for the same period in 2024. The increased income tax provision corresponds to higher pre-tax income during the quarter. The effective tax rate was 21.83% for the three months ended March 31, 2025 as compared to 22.26% for the three months ended March 31, 2024.

Average Balance Sheets for the Three Months Ended March 31, 2025 and 2024

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2025			2024
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$28,428	$279	3.98%	$17,274	$217	5.05%
Loans(1)	992,023	15,008	6.14%	1,009,612	14,297	5.70%
Available for sale securities	157,219	1,261	3.25%	190,900	870	1.83%
Other interest-earning assets	4,349	90	8.39%	6,441	167	10.43%
Total interest-earning assets	1,182,019	16,638	5.71%	1,224,227	15,551	5.11%
Non-interest-earning assets	87,097			88,866
Total assets	$1,269,116			$1,313,093
Liabilities and equity:
NOW accounts	$126,085	$53	0.17%	$123,779	$42	0.14%
Money market accounts	206,019	1,235	2.43%	188,896	1,259	2.68%
Savings accounts	132,949	124	0.38%	147,116	132	0.36%
Certificates of deposit	329,337	3,330	4.10%	333,342	3,681	4.44%
Total interest-bearing deposits	794,390	4,742	2.42%	793,133	5,114	2.59%
Escrow accounts	7,575	21	1.12%	7,017	20	1.15%
Federal Home Loan Bank advances	74,963	752	4.07%	122,993	1,507	4.93%
Subordinated debt	5,155	86	6.77%	5,155	98	7.65%
Total other interest-bearing liabilities	87,693	859	3.97%	135,165	1,625	4.84%
Total interest-bearing liabilities	882,083	5,601	2.58%	928,298	6,739	2.92%
Non-interest-bearing deposits	234,295			243,017
Other non-interest-bearing liabilities	28,802			26,620
Total liabilities	1,145,180			1,197,935
Total stockholders’ equity	123,936			115,158
Total liabilities and stockholders’ equity	$1,269,116			$1,313,093
Net interest income		$11,037			$8,812
Interest rate spread			3.13%			2.19%
Net interest margin(2)			3.79%			2.90%
Average interest-earning assets to average interest-bearing liabilities			134.00%			131.88%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $53,000 and $17,000 for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31, 2025
	Compared to Three Months Ended
	March 31, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$117	$(55)	$62
Loans receivable	(254)	965	711
Available for sale securities	(176)	567	391
Other interest-earning assets	(47)	(30)	(77)
Total interest-earning assets	(360)	1,447	1,087
Interest expense:
Deposits	8	(381)	(373)
Escrow accounts	2	(1)	1
Federal Home Loan Bank advances	(515)	(239)	(754)
Subordinated debt	—	(12)	(12)
Total interest-bearing liabilities	(505)	(633)	(1,138)
Net increase in net interest income	$145	$2,080	$2,225

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2025 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$141,790	$(36,568)	(20.5)%	12.35%	(14.1)%
300	150,430	(27,928)	(15.7)%	12.87%	(10.5)%
200	159,586	(18,772)	(10.5)%	13.40%	(6.9)%
100	168,993	(9,365)	(5.3)%	13.91%	(3.3)%
0	178,358	—	—%	14.38%	—%
(100)	176,313	(2,045)	(1.1)%	13.95%	(3.1)%
(200)	168,956	(9,402)	(5.3)%	13.12%	(8.8)%
(300)	152,680	(25,678)	(14.4)%	11.64%	(19.1)%
(400)	129,687	(48,671)	(27.3)%	9.67%	(32.8)%

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

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $4.3 million for the three months ended March 31, 2025, compared to net cash used of $3.5 million for the same period in 2024. The increase was primarily attributable to a prior year $5.0 million U.S. Treasury bond that matured on March 31, 2024 and was awaiting settlement.  Net cash provided by investing activities totaled $13.0 million in the first quarter of 2025, a decrease from $27.5 million in the prior-year period, driven primarily by net loan growth of $5.1 million in the first three months of 2025 versus a net reduction in loans of $15.4 million in the comparable 2024 period as well as $18.1 million of securities proceeds in the first quarter of 2025 compared to $8.4 million in the first quarter of 2024. Cash flows from financing activities reflected a net use of $4.2 million in the current quarter, compared to $15.5 million used in the prior-year period, with the reduced outflows mainly resulting from changes in deposit balances and short-term debt repayments. As a result of these activities, cash and cash equivalents increased by $13.0 million during the quarter to $50.5 million as of March 31, 2025, from a beginning balance of $37.5 million.

At March 31, 2025, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$50,517
Unencumbered securities	57,987
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	278,066
FRB secured line of credit	202,590
Total available sources of funds	$649,160

The Bank has access to a preapproved secured line of credit with the FHLB. At March 31, 2025, the Bank had pledged $482.0 million of assets to the FHLB, which resulted in a secured line of credit of $331.9 million. At March 31, 2025, the Bank had borrowed $53.9 million under this line, with remaining secured borrowing capacity of $278.1 million.

We also have commitments and obligations under our post-retirement plan and other benefit plans and our off-balance sheet financial instruments, as described in Note 7 and Note 9 to the consolidated financial statements.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents a material update and addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

If we do not successfully manage the transition associated with the retirement of our Chief Executive Officer (“CEO”), it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.

On March 21, 2025, Michael J. Quinn announced his intention to retire as the Company’s CEO and as a member of the Board effective on the earlier of December 31, 2025 or when a successor is found to ensure an orderly transition. The Board of Directors of the Bank has formed a Search Committee to find a successor to Mr. Quinn. Leadership transitions can be difficult and may present challenges, including potential disruption to our operations and relationships with customers, regulators, vendors, and employees. If the CEO transition is not effectively managed, or if we are unable to identify and secure a qualified successor in a timely manner, our ability to execute our strategic initiatives and meet our financial and operational goals could be negatively impacted. Additionally, uncertainty surrounding the transition may affect employee morale and retention, and could hinder our ability to attract and hire key personnel.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which 47,506 shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended March 31, 2025.

There were no sales of unregistered securities during the quarter ended March 31, 2025.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.0

The following materials for the period ended March 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 13, 2025	/s/ Michael J. Quinn
Michael J. Quinn President and Chief Executive Officer

Date: May 13, 2025	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer