Form 10-Q
period 2025-09-30
Rhinebeck Bancorp, Inc.
filed 2025-11-13
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Yes     ☐    No   ☒

As of November 1, 2025, there were 11,145,681 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$14,362	$18,561
Federal funds sold	87,185	18,309
Interest bearing depository accounts	1,918	614
Total cash and cash equivalents	103,465	37,484

Available for sale securities (at fair value)	148,920	159,947
Loans receivable (net of allowance for credit losses of $8,196 and $8,539, respectively)	977,634	971,779
Federal Home Loan Bank stock	2,023	3,960
Accrued interest receivable	4,857	4,435
Cash surrender value of life insurance	30,796	30,193
Deferred tax assets (net of valuation allowance of $928 and $1,336, respectively)	5,769	8,114
Premises and equipment, net	13,750	14,105
Goodwill	2,235	2,235
Intangible assets, net	113	166
Other assets	26,447	23,347
Total assets	$1,316,009	$1,255,765
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$252,684	$238,126
Interest bearing	863,144	782,657
Total deposits	1,115,828	1,020,783

Mortgagors’ escrow accounts	4,084	9,425
Advances from the Federal Home Loan Bank	26,603	69,773
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	31,335	28,796
Total liabilities	1,183,005	1,133,932

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,145,681 at September 30, 2025 and 11,094,828 at December 31, 2024)	112	111
Additional paid-in capital	45,799	45,946
Unearned common stock held by the employee stock ownership plan	(2,891)	(3,055)
Retained earnings	99,475	91,766
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities, net of taxes	(6,892)	(10,480)
Defined benefit pension plan, net of taxes	(2,599)	(2,455)
Total accumulated other comprehensive loss	(9,491)	(12,935)
Total stockholders’ equity	133,004	121,833
Total liabilities and stockholders’ equity	$1,316,009	$1,255,765

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Loss) (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$15,712	$14,643	$45,786	$43,372
Interest and dividends on securities	1,124	995	3,750	2,989
Other income	923	366	1,616	878
Total interest and dividend income	17,759	16,004	51,152	47,239
Interest Expense
Interest expense on deposits	5,443	5,567	15,071	16,071
Interest expense on borrowings	281	774	1,517	3,648
Total interest expense	5,724	6,341	16,588	19,719
Net interest income	12,035	9,663	34,564	27,520
Provision for Credit Losses	904	889	1,156	1,419
Net interest income after provision for credit losses	11,131	8,774	33,408	26,101
Non-interest Income (Loss)
Service charges on deposit accounts	739	773	2,240	2,252
Net realized loss on sales of securities	—	(11,996)	—	(11,996)
Net gain on sales of loans	89	50	196	131
Increase in cash surrender value of life insurance	198	192	580	564
Net gain from sale of other real estate owned	—	—	—	4
Net loss on disposal of premises and equipment	(1)	—	(1)	(18)
Gain on life insurance	—	412	—	412
Investment advisory income	467	375	1,072	1,134
Other	447	202	1,205	721
Total non-interest income (loss)	1,939	(9,992)	5,292	(6,796)
Non-interest Expense
Salaries and employee benefits	5,470	5,043	15,846	14,947
Occupancy	1,081	1,034	3,267	3,149
Data processing	524	505	1,583	1,521
Professional fees	501	510	1,470	1,382
Marketing	151	129	574	365
FDIC deposit insurance and other insurance	274	289	866	803
Amortization of intangible assets	16	19	53	60
Other	1,710	1,552	5,283	4,678
Total non-interest expense	9,727	9,081	28,942	26,905
Net income (loss) before income taxes	3,343	(10,299)	9,758	(7,600)
Net Provision (Benefit) for Income Taxes	648	(2,237)	2,049	(1,634)
Net income (loss)	$2,695	$(8,062)	$7,709	$(5,966)

Earnings (loss) per common share:
Basic	$0.25	$(0.75)	$0.71	$(0.55)
Diluted	$0.25	$(0.75)	$0.70	$(0.55)

Weighted average shares outstanding, basic	10,811,808	10,758,914	10,792,185	10,753,460
Weighted average shares outstanding, diluted	10,982,343	10,758,914	10,957,275	10,753,460

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$2,695	$(8,062)	$7,709	$(5,966)
Other Comprehensive Income
Unrealized holding gains arising during the period	1,256	6,027	4,543	6,406
Reclassification adjustment for (gains) or losses included in net realized gains or losses on sales of securities on the consolidated statements of income	—	11,996	—	11,996
Net unrealized gains on available for sale securities	1,256	18,023	4,543	18,402
Tax effect (a)	(264)	(3,784)	(954)	(3,864)
Unrealized gains on available for sale securities, net of tax	992	14,239	3,589	14,538
Defined benefit pension plan:
Actuarial gains (losses) arising during the period	562	378	(72)	562
Reclassification adjustment for amortization of net actuarial loss (b)	(37)	(75)	(111)	(224)
Total	525	303	(183)	338
Tax effect (c)	(111)	(64)	38	(71)
Defined benefit pension plan gains (losses), net of tax	414	239	(145)	267
Other comprehensive income:	1,406	14,478	3,444	14,805
Total Comprehensive Income	$4,101	$6,416	$11,153	$8,839
(a)

Includes $0 for both the three and nine months ended September 30, 2025 and ($2,519) for both the three and nine months ended September 30, 2024, respectively, for tax effect of realized gains or losses which are included in the provision or benefit from income taxes on the consolidated statements of income.

(b)	Included in other non-interest expense on the consolidated statements of income.
(c)

Includes ($8) and ($23) for the three and nine months ended September 30, 2025, respectively, and ($16) and ($47) for the three and nine months ended September 30, 2024, respectively, for tax effect of amortization of net actuarial loss, which are included in the provision or benefit for income taxes on the consolidated statements of income.

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net income	—	—	—	1,121	—	1,121
Other comprehensive loss	—	—	—	—	(580)	(580)
ESOP shares committed to be allocated	—	(8)	54	—	—	46
Balance at March 31, 2024	$111	$45,951	$(3,219)	$101,507	$(30,078)	$114,272

Net income	—	—	—	975	—	975
Other comprehensive income	—	—	—	—	906	906
ESOP shares committed to be allocated	—	(12)	55	—	—	43
Balance at June 30, 2024	$111	$45,939	$(3,164)	$102,482	$(29,172)	$116,196

Net loss	—	—	—	(8,062)	—	(8,062)
Other comprehensive income	—	—	—	—	14,478	14,478
ESOP shares committed to be allocated	—	(9)	55	—	—	46
Share-based compensation expense	—	9	—	—	—	9
Balance at September 30, 2024	$111	$45,939	$(3,109)	$94,420	$(14,694)	$122,667

Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	2,288	—	2,288
Other comprehensive income	—	—	—	—	1,790	1,790
ESOP shares committed to be allocated	—	—	55	—	—	55
Share-based compensation expense	—	9	—	—	—	9
Balance at March 31, 2025	$111	$45,955	$(3,000)	$94,054	$(11,145)	$125,975

Net income	—	—	—	2,726	—	2,726
Other comprehensive income	—	—	—	—	248	248
ESOP shares committed to be allocated	—	6	54	—	—	60
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (37,000 shares)	—	—	—	—	—	—
Share redemption for tax withholding on exercised options (26,498 shares)	—	(62)	—	—	—	(62)
Balance at June 30, 2025	$111	$45,909	$(2,946)	$96,780	$(10,897)	$128,957

Net income	—	—	—	2,695	—	2,695
Other comprehensive income	—	—	—	—	1,406	1,406
ESOP shares committed to be allocated	—	14	55	—	—	69
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (102,100 shares)	1	(1)	—	—	—	—
Share redemption for tax withholding on exercised options (60,281 shares)	—	(115)	—	—	—	(115)
Share redemption for tax withholding on restricted stock vesting (1,468 shares)	—	(18)	—	—	—	(18)
Balance at September 30, 2025	$112	$45,799	$(2,891)	$99,475	$(9,491)	$133,004

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$7,709	$(5,966)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(107)	148
Net realized loss on sales of securities	—	11,996
Net realized gain on sale of other real estate owned	—	(4)
Provision for credit losses	1,156	1,419
Loans originated for sale	(6,187)	(4,919)
Proceeds from sale of loans	5,814	5,519
Net gain on sale of loans	(196)	(131)
Amortization of intangible assets	53	60
Depreciation and amortization	832	1,017
Net loss from disposal of premises and equipment	1	18
Deferred income tax expense (benefit)	1,429	(1,838)
Increase in cash surrender value of insurance	(580)	(564)
Gain on life insurance	—	(412)
Net (increase) decrease in accrued interest receivable	(422)	241
Expense of earned ESOP shares	184	135
Share-based compensation expense	29	9
Net increase in other assets	(3,100)	(4,477)
Net increase in accrued expenses and other liabilities	2,356	2,640
Net cash provided by operating activities	8,971	4,891
Cash Flows from Investing Activities
Proceeds from sales of securities	—	58,564
Proceeds from maturities and principal repayments of securities	38,975	27,294
Purchases of securities	(23,298)	(56,749)
Net purchases of FHLB Stock	1,937	3,004
Net (increase) decrease in loans	(6,442)	42,089
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(497)	(422)
Proceeds from disposal of premises and equipment	19	2,892
Net proceeds from life insurance	—	1,025
Proceeds from sale of other real estate owned	—	29
Net cash provided by investing activities	10,671	77,703
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	51,300	(9,766)
Net increase in time deposits	43,745	25,436
Net decrease in mortgagors' escrow accounts	(5,341)	(5,722)
Net decrease in short-term debt	(45,000)	(50,000)
Net increase (decrease) in long-term debt	1,830	(18,291)
Share redemption for tax withholding on exercised options	(195)	—
Net cash provided by (used in) financing activities	46,339	(58,343)
Net increase in cash and cash equivalents	65,981	24,251
Cash and Cash Equivalents
Beginning balance	37,484	22,129
Ending balance	$103,465	$46,380
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$16,693	$20,194
Income taxes	$517	$768

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

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. As of September 30, 2025, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements– Nature of Business and Significant Accounting Policies.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements may be reclassified as required to conform to the current year’s presentation. These reclassifications have no effect on our previously reported net income or shareholders’ equity. From and after January 1, 2025, the Company reclassified swap income in its consolidated financial statements. In the consolidated statements of income for the three and nine months ended September  30, 2024, amounts of $36 and $211, respectively, previously reported in “Interest and Fees on Loans” were reclassified to “Other Non-Interest Income.” These amounts were reclassified to conform to the current year’s presentation.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements,” which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to the entity’s presentation of cash flows associated with derivative instruments and the related gains and losses in the statement of cash flows. This also requires disclosure of the methods used in the diluted earnings per share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective dates of ASU 2023-06 will be the date on which the Securities Exchange Commission’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. The guidance will be effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	September 30, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$28,752	$104	$(15)	$28,841
U.S. government agency mortgage-backed securities–residential	98,310	47	(7,309)	91,048
U.S. government agency securities	12,001	—	(270)	11,731
Municipal securities(1)	2,205	—	(130)	2,075
Corporate bonds	15,799	35	(994)	14,840
Other	576	—	(191)	385
Total	$157,643	$186	$(8,909)	$148,920

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$29,841	$6	$(154)	$29,693
U.S. government agency mortgage-backed securities–residential	103,948	—	(10,456)	93,492
U.S. government agency securities	22,010	—	(844)	21,166
Municipal securities(1)	2,717	—	(224)	2,493
Corporate bonds	14,054	—	(1,471)	12,583
Other	642	—	(122)	520
Total	$173,212	$6	$(13,271)	$159,947
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$2,985	$(15)	$2,985	$(15)
U.S. government agency mortgage-backed securities-residential	4,725	(4)	71,382	(7,305)	76,107	(7,309)
U.S. government agency securities	—	—	11,731	(270)	11,731	(270)
Municipal securities	—	—	1,990	(130)	1,990	(130)
Corporate bonds	249	(1)	12,811	(993)	13,060	(994)
Other	364	(191)	—	—	364	(191)
Total	$5,338	$(196)	$100,899	$(8,713)	$106,237	$(8,909)

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

At September 30, 2025, the Company had 157 individual available for sale securities in an unrealized loss position with unrealized losses totaling $8,909 with an aggregate depreciation of 5.65% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded as of September 30, 2025.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at September 30, 2025 and December 31, 2024, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$15,002	$14,839	$34,394	$34,056
After 1 but within 5 years	29,972	29,854	20,901	20,113
After 5 but within 10 years	13,783	12,794	13,327	11,766
After 10 years	—	—	—	—
Total Maturities	58,757	57,487	68,622	65,935
Mortgage-backed securities	98,310	91,048	103,948	93,492
Other	576	385	642	520
Total	$157,643	$148,920	$173,212	$159,947

At September 30, 2025 and December 31, 2024, available for sale securities with a carrying value of $105,251 and $101,395, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at September 30, 2025 and December 31, 2024, $979 and $937 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the nine months ended September 30, 2025, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended September 30, 2025 or December 31, 2024. Total accrued interest receivable on available for sale securities totaled $741 and $498 at September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2025	2024
Commercial real estate loans:
Construction	$14,395	$26,611
Non-residential	412,921	350,962
Multi-family	113,127	105,030
Residential real estate loans	99,154	86,651
Commercial and industrial loans	90,231	91,517
Consumer loans:
Indirect automobile	234,098	295,669
Home equity	11,766	11,656
Other consumer	6,136	6,830
Total gross loans	981,828	974,926
Dealer reserves	4,002	5,392
Allowance for credit losses	(8,196)	(8,539)
Total net loans	$977,634	$971,779

At September 30, 2025, the unpaid principal balances of loans held for sale, included in the residential real estate category above was $569.  There were no unpaid principal balances of loans held for sale at December 31, 2024.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2025
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$14,395	$—	$—	$—	$14,395	$—
Non-residential	411,253	—	—	1,668	412,921	1,668
Multifamily	113,116	—	—	11	113,127	11
Residential real estate	97,473	1,047	296	338	99,154	1,233
Commercial and industrial	89,488	392	298	53	90,231	53
Consumer:
Indirect automobile	225,713	6,752	875	758	234,098	777
Home equity	11,503	263	—	—	11,766	—
Other consumer	6,002	119	12	3	6,136	3
Total	$968,943	$8,573	$1,481	$2,831	$981,828	$3,745

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at September 30, 2025.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	September 30, 2025	December 31, 2024
Commercial real estate:
Non-residential	$1,668	$1,869
Multifamily	11	—
Residential real estate	937	1,182
Commercial and industrial	53	299
Consumer:
Indirect automobile	248	131
Home equity	—	174
Total	$2,917	$3,655

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	September 30, 2025		December 31, 2024
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Residential real estate	$296	$15	$—	$—
Commercial and industrial	—	—	20	20
Consumer:
Indirect automobile	529	181	459	139
Other consumer	3	1	—	—
Total	$828	$197	$479	$159

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the nine months ended September 30, 2025, $94 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $4,116 and $3,937 at September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $0 and $37 at September 30, 2025 and December 31, 2024, respectively, and are all individually analyzed for credit loss.

The Company transfers a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2025 and December 31, 2024, the Company was servicing loans for participants aggregating $54,586 and $54,390, respectively.

The Company also services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $254,904 and $266,547 as of September 30, 2025 and December 31, 2024, respectively. Included in these are loans serviced for the Federal Home Loan Mortgage Corporation with recourse provisions, whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At September 30, 2025 and December 31, 2024, the maximum contingent liability associated with loans sold with recourse was $474 and $805, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at September 30, 2025 and December 31, 2024 were $1,346 and $1,592, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2025 is summarized in the table below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$3,110	$722	$648	$3,576	$175	$8,231
Provision for (reversal of) credit losses	883	34	(45)	63	(7)	928
Loans charged-off	(629)	—	(7)	(675)	(13)	(1,324)
Recoveries	—	—	—	356	5	361
Ending balance	$3,364	$756	$596	$3,320	$160	$8,196

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

Allowance for credit losses:	Nine months ended September 30, 2025
Beginning balance	$2,988	$575	$684	$4,133	$159	$8,539
Provision for (reversal of) credit losses	1,005	181	91	(68)	12	1,221
Loans charged-off	(629)	—	(182)	(1,935)	(44)	(2,790)
Recoveries	—	—	3	1,190	33	1,226
Ending balance	$3,364	$756	$596	$3,320	$160	$8,196

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2024 is summarized in the tables below.

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$2,806	$377	$576	$3,698	$117	$7,574
Provision for (reversal of) credit losses	80	11	(20)	784	68	923
Loans charged-off	—	—	(1)	(863)	(55)	(919)
Recoveries	—	—	1	568	6	575
Ending balance	$2,886	$388	$556	$4,187	$136	$8,153

	Commercial	Residential	Commercial
	Real Estate	Real Estate	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$2,716	$346	$606	$4,348	$108	$8,124
Provision for credit losses	461	42	31	795	127	1,456
Loans charged-off	(291)	—	(83)	(2,676)	(136)	(3,186)
Recoveries	—	—	2	1,720	37	1,759
Ending balance	$2,886	$388	$556	$4,187	$136	$8,153

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three and nine months ended September 30, 2025 and 2024 is summarized in the tables below.

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$73	$3	$107	$—	$20	$203
(Reversal of) provision for credit losses	(23)	(2)	1	—	—	(24)
Ending balance	$50	$1	$108	$—	$20	$179

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2025
Allowance for credit losses:
Beginning balance	$119	$1	$104	$—	$20	$244
(Reversal of) provision for credit losses	(69)	—	4	—	—	(65)
Ending balance	$50	$1	$108	$—	$20	$179

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Three months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$160	$3	$80	$—	$11	$254
(Reversal of) provision for credit losses	(42)	(2)	6	—	4	(34)
Ending balance	$118	$1	$86	$—	$15	$220

	Commercial		Commercial
	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals

	Nine months ended September 30, 2024
Allowance for credit losses:
Beginning balance	$172	$—	$72	$—	$13	$257
(Reversal of) provision for credit losses	(54)	1	14	—	2	(37)
Ending balance	$118	$1	$86	$—	$15	$220

The following table summarizes the provision for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for credit losses - loans	$928	$923	$1,221	$1,456
(Reversal of) provision for credit losses - unfunded commitments	(24)	(34)	(65)	(37)
Provision for credit losses	$904	$889	$1,156	$1,419

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the nine months ended September 30, 2025, and by fiscal year of origination as of September 30, 2025.

							Revolving
	Loans by Origination Year						Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost	Total
Commercial construction
Pass	$2,000	$-	$-	$-	$-	$-	$-	$2,000
Watch	400	11,995	-	-	-	-	-	12,395
Total commercial construction	2,400	11,995	-	-	-	-	-	14,395

Commercial non-residential
Pass	$61,629	$45,073	$36,368	$35,293	$26,251	$76,283	$-	$280,897
Watch	12,190	8,419	25,203	23,460	2,525	41,342	-	113,139
Special mention	-	-	7,969	1,608	843	5,635	-	16,055
Substandard	-	-	-	720	-	2,110	-	2,830
Total commercial non-residential	73,819	53,492	69,540	61,081	29,619	125,370	-	412,921
Current-period gross write-offs	-	-	-	629	-	-	-	629

Multifamily
Pass	$11,025	$741	$594	$18,161	$33,717	$7,137	$-	$71,375
Watch	-	5,642	10,216	10,827	5,553	9,514	-	41,752
Total multifamily	11,025	6,383	10,810	28,988	39,270	16,651	-	113,127

Residential
Performing	$17,996	$14,803	$26,010	$21,215	$1,941	$15,956	$-	$97,921
Non-performing	-	-	-	296	-	937	-	1,233
Total residential	17,996	14,803	26,010	21,511	1,941	16,893	-	99,154

Commercial and industrial
Pass	$5,470	$10,080	$7,408	$14,935	$6,213	$595	$19,369	$64,070
Watch	3,275	3,009	895	4,923	158	965	11,988	25,213
Special mention	-	-	-	468	83	86	250	887
Substandard	-	-	-	-	22	-	39	61
Total commercial and industrial	8,745	13,089	8,303	20,326	6,476	1,646	31,646	90,231
Current-period gross write-offs		11	6	-	-	165	-	182

Indirect automobile
Performing	$36,701	$42,867	$53,277	$68,687	$24,170	$7,619	$-	$233,321
Non-performing	-	53	127	386	131	80	-	777
Total indirect automobile	36,701	42,920	53,404	69,073	24,301	7,699	-	234,098
Current-period gross write-offs	56	298	352	720	401	108	-	1,935

Home equity
Performing	$593	$208	$-	$-	$-	$3,362	$7,603	$11,766
Total home equity	593	208	-	-	-	3,362	7,603	11,766

Other consumer
Performing	$1,833	$1,684	$1,107	$1,083	$195	$12	$219	$6,133
Non-performing	-	-	3	-	-	-	-	3
Total other consumer	1,833	1,684	1,110	1,083	195	12	219	6,136
Current-period gross write-offs	11	15	12	6	-	-	-	44

Total Loans
Pass/performing	$137,247	$115,456	$124,764	$159,374	$92,487	$110,964	$27,191	$767,483
Watch	15,865	29,065	36,314	39,210	8,236	51,821	11,988	192,499
Special mention	0	-	7,969	2,076	926	5,721	250	16,942
Substandard	-	-	-	720	22	2,110	39	2,891
Non-performing	-	53	130	682	131	1,017	-	2,013
Total Loans	$153,112	$144,574	$169,177	$202,062	$101,802	$171,633	$39,468	$981,828
Total Current-period gross write-offs	$67	$324	$370	$1,355	$401	$273	$-	$2,790

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first nine months of 2025 or 2024.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Nine months ended September 30, 2025
	2025	2024
Beginning balance	$166	$246
Amortization	(53)	(60)

Ending balance	$113	$186

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $16 and $19 of amortization expense related to its intangible assets for the three months ended September 30, 2025 and 2024, respectively.  The Company recognized $53 and $60 of amortization expense related to its intangible assets for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2025	$7
2026	29
2027	21
2028	16
2029	13
Thereafter	27
Total	$113

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	September 30,	December 31,
	2025	2024
Non-interest bearing demand deposits	$252,684	$238,126
Interest bearing accounts:
NOW(1)	113,718	123,466
Savings	129,331	132,648
Money market	238,711	188,904
Time certificates of deposit	381,384	337,639
Total interest bearing accounts	863,144	782,657
Total deposits	$1,115,828	$1,020,783
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (the “FDIC”) insurance for deposit products with aggregate amounts exceeding the current limits for depositors. At September 30, 2025 and  December 31, 2024, total reciprocal deposits were $37,316 and $38,909, respectively. Included in time certificates of deposit at September 30, 2025 and December 31, 2024 were reciprocal deposits totaling $22,826 and $25,427, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $14,490 and $13,482 at September 30, 2025 and December 31, 2024, respectively.

The Company had no brokered deposits at either September 30, 2025 or December 31, 2024. Time certificates of deposit in denominations of $250 or greater were $102,743 and $95,591 as of September 30, 2025 and December 31, 2024, respectively.

Contractual maturities of time certificates of deposit at September 30, 2025 are summarized below:

September 30,
2025
Within 1 year	$294,708
1 – 2 years	82,702
2 – 3 years	1,405
3 – 4 years	1,737
4 – 5 years	832
Total	$381,384

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. Borrowings with the FHLB require collateralization through the pledge of specific loans and securities. The Bank also has access to a preapproved secured line of credit with the FHLB which was not to exceed $657,966 and $627,265 at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Bank had pledged assets of $353,353 and $306,410, respectively. At September 30, 2025 and December 31, 2024, the Company had no outstanding overnight line of credit balances with the FHLB. These borrowings would mature the following business day. The Company also had structured borrowings of $26,603. The outstanding principal amounts and the related terms and rates of FHLB advances at September 30, 2025 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$722	October 31, 2025	4.87%	$722	$—
Fixed medium-term	728	December 5, 2025	4.34%	728	—
Fixed medium-term	1,233	September 21, 2026	5.20%	1,233	—
Fixed medium-term	381	November 9, 2026	5.04%	—	381
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Fixed medium-term	1,830	June 27, 2028	3.91%	—	1,830
Total	$26,603	Weighted Average Rate	4.06%	$2,683	$23,920

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2025 or December 31, 2024.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%, was 6.46% and 7.78% at September 30, 2025 and December 31, 2024, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2025 or December 31, 2024.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either September 30, 2025 or December 31, 2024.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2025	2024
Projected and accumulated benefit obligation	$(17,912)	$(16,652)
Plan assets at fair value	18,951	17,916
Funded status included in accrued expenses and other liabilities	$1,039	$1,264

The net periodic pension cost and amounts recognized in other expense are as follows:

	Nine months ended September 30,
	2025	2024
Interest cost	$668	$426
Expected return on plan assets	(736)	(499)
Amortization of unrecognized loss	111	149
Net periodic cost	$43	$76

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of September 30, 2025, the investment funds included five equity funds and three fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first nine months of 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,984	$—	$—	$12,984
Equity	5,967	—	—	5,967
Total assets at fair value	$18,951	$—	$—	$18,951

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,489	$—	$—	$12,489
Equity	5,427	—	—	5,427
Total assets at fair value	$17,916	$—	$—	$17,916

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $292 and $268 for the three months ended September 30, 2025 and 2024, respectively, and $861 and $803 for the nine months ended September 30, 2025 and 2024, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2025 and December 31, 2024, total amounts due to participants of $3,855 and $3,804, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $91 and $64 for the three months ended September 30, 2025 and 2024, respectively, and $268 and $191 for the nine months ended September 30, 2025 and 2024, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At September 30, 2025 and December 31, 2024, $1,621 and $1,653, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $302 and $91 for the three months ended September 30, 2025 and 2024, respectively, and $757 and $242 for the nine months ended September 30, 2025 and 2024, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,747 and $1,711 at September 30, 2025 and December 31, 2024, respectively. The Company recognized expenses of $12 and $13 for the three months ended September 30, 2025 and 2024, respectively, and $36 and $39 for the nine months ended September 30, 2025 and 2024, respectively, related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,144 and $2,113 at September 30, 2025 and December 31, 2024, respectively. The Company recognized expenses of $43 and $34 for the three months ended September 30, 2025 and 2024, respectively, and $112 and $62 for the nine months ended September 30, 2025 and 2024, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2025). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2025 was $3,484. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	September 30,	December 31,
	2025	2024
Allocated	130,926	109,105
Committed to be allocated	16,362	21,821
Unallocated	289,137	305,499
Paid out to participants	(23,622)	(23,622)
Total shares	412,803	412,803

The fair value of unallocated shares was $3,285 at September 30, 2025.

Total compensation expense recognized in connection with the ESOP was $69 and $45 for the three months ended September 30, 2025 and 2024, respectively, and $184 and $134 for the nine months ended September 30, 2025 and 2024, respectively.

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

Pursuant to the terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of these awards vested annually over a three-year period from the date of the grant and the term of each option is ten years. As of September 30, 2025, there were 105,146 stock options and 34,778 restricted stock awards that remained available for future grants.

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

A summary of options under the 2020 EIP as of September 30, 2025 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	412,930	$6.62	5.23
Exercised	(139,000)	6.57	-
Options outstanding at September 30, 2025	273,930	$6.64	4.39
Options exercisable at September 30, 2025	273,930	$6.64	4.39

At September 30, 2025, the aggregate intrinsic value of the stock options exercised was $844, and the aggregate intrinsic value of the stock options outstanding was $1,292. These values fluctuate based on changes in the fair market value of the Company’s stock. The aggregate intrinsic value of the stock options outstanding represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on September 30, 2025.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2025:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	15,000	$7.94
Vested	(5,000)	7.94
Non-vested restricted stock at September 30, 2025	10,000	$7.94

As of September 30, 2025, there was $70 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.77 years.

For the nine months ended September 30, 2025 and 2024, share-based compensation of options and restricted stock under the plan totaled $30 and $9, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of September 30, 2025, the Company leased real estate for seven branch offices and one administrative office under various lease agreements. One lease is classified as a short-term lease, while the remaining leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2026 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 15.3 years and 15.7 years as of September 30, 2025 and December 31, 2024, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The weighted average discount rate for operating leases as of September 30, 2025 and December 31, 2024 was 3.95% and 3.91%, respectively.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$200	$210	$600	$573
Short-term lease cost	4	-	14	-
Total lease cost	$204	$210	$614	$573

The right-of-use asset, included in other assets, was $6,922 and $7,307 and the corresponding lease liability, included in accrued expenses and other liabilities, was $7,034 and $7,386, as of September 30, 2025 and December 31, 2024, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025 were as follows:

Years ending December 31:
2025	$191
2026	745
2027	705
2028	708
2029	714
Thereafter	6,814
Total future minimum lease payments	9,877
Amounts representing interest	(2,843)
Present Value of Net Future Minimum Lease Payments	$7,034

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2025	2024
Commitments to extend credit summarized as follows:
Future loan commitments	$4,712	$5,556
Undisbursed construction loans	10,086	23,617
Undisbursed home equity lines of credit	9,989	10,357
Undisbursed commercial and other line of credit	70,595	79,107
Standby letters of credit	5,080	3,022
Credit card lines	9,854	2,701
Loans sold with recourse	474	805
Total	$110,790	$125,165

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $144 and $152 related to our swaps is recorded in other assets and other liabilities as of September 30, 2025 and December 31, 2024, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2025	2024
Notational amount	$248,012	$151,867
Fair value	$8,089	$6,458
Weighted average pay rates	5.81%	5.48%
Weighted average receive rates	6.49%	6.67%
Weighted average maturity (in years)	5.67	7.45

Number of Contracts	39	24

The Company had no forward rate swaps as of September 30, 2025.  As of December 31, 2024, there were three forward swaps with a notional value of $19,161, a fair value of $285 and a fixed average pay rate of 6.28%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2025 and December 31, 2024, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$145,494	13.88%	$83,888	8.00%	$104,860	10.00%
Tier 1 capital (to risk-weighted assets)	137,120	13.08%	62,916	6.00%	83,888	8.00%
Common equity tier one capital (to risk weighted assets)	137,120	13.08%	47,187	4.50%	68,159	6.50%
Tier 1 capital (to average assets)	137,120	10.46%	52,446	4.00%	65,558	5.00%

	December 31, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$135,450	12.63%	$85,821	8.00%	$107,276	10.00%
Tier 1 capital (to risk-weighted assets)	126,668	11.81%	64,366	6.00%	85,821	8.00%
Common equity tier one capital (to risk weighted assets)	126,668	11.81%	48,274	4.50%	69,729	6.50%
Tier 1 capital (to average assets)	126,668	10.07%	50,292	4.00%	62,865	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2025
Assets:
U.S. Treasury securities	$28,841	$28,841	$—	$—
U.S. government agency mortgage-backed securities-residential	91,048	—	91,048	—
U.S. government agency securities	11,731	—	11,731	—
Municipal securities	2,075	—	1,990	85
Corporate bonds	14,840	—	14,840	—
Other	385	—	385	—
Total available for sale securities	148,920	28,841	119,994	85
Loan level interest rate swaps	8,089	—	8,089	—
Total assets	$157,009	$28,841	$128,083	$85
Liabilities:
Loan level interest rate swaps	$8,089	$—	$8,089	$—
Total liabilities	$8,089	$—	$8,089	$—

	December 31, 2024
Assets:
U.S. Treasury securities	$29,693	$29,693	$—	$—
U.S. government agency mortgage-backed securities – residential	93,492	—	93,492	—
U.S. government agency securities	21,166	—	21,166	—
Municipal securities	2,493	—	2,393	100
Corporate bonds	12,583	—	12,583	—
Other	520	—	520	—
Total available for sale securities	159,947	29,693	130,154	100
Loan level interest rate swaps	6,743	—	6,743	—
Total assets	$166,690	$29,693	$136,897	$100
Liabilities:
Loan level interest rate swaps	$6,743	$—	$6,743	$—
Total liabilities	$6,743	$—	$6,743	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2025
Individually analyzed loans, with specific reserves	$631	$—	$—	$631
Total	$631	$—	$—	$631

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	$—	$—	$320
Total	$320	$—	$—	$320

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $828 and $479 with valuation allowances of $197 and $159 and fair values of $631 and $320 at September 30, 2025 and December 31, 2024, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2025
Individually analyzed loans, with specific reserves	$631	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		September 30, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$103,465	$103,465	$—	$—	$103,465
Available for sale securities	148,920	28,841	119,994	85	148,920
Loan level interest rate swaps	8,089	—	8,089	—	8,089
FHLB stock	2,023	—	2,023	—	2,023
Loans, net	977,634	—	—	969,221	969,221
Accrued interest receivable	4,857	—	4,857	—	4,857
Mortgage servicing rights	1,346	—	—	4,058	4,058
Financial Liabilities:
Deposits	$1,115,828	$—	$1,088,231	$—	$1,088,231
Mortgagors' escrow accounts	4,084	—	4,084	—	4,084
FHLB advances	26,603	—	36,326	—	36,326
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	8,089	—	8,089	—	8,089
Accrued interest payable	840	—	840	—	840

		Fair Value Measurements at
		December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$37,484	$37,484	$—	$—	$37,484
Available for sale securities	159,947	29,693	130,154	100	159,947
Loan level interest rate swaps	6,743	—	6,743	—	6,743
FHLB stock	3,960	—	3,960	—	3,960
Loans, net	971,779	—	—	955,123	955,123
Accrued interest receivable	4,435	—	4,435	—	4,435
Mortgage servicing rights	1,592	—	—	4,370	4,370
Financial Liabilities:
Deposits	$1,020,783	$—	$968,878	$—	$968,878
Mortgagors' escrow accounts	9,425	—	9,425	—	9,425
FHLB advances	69,773	—	69,071	—	69,071
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,743	—	6,743	—	6,743
Accrued interest payable	943	—	943	—	943

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Securities available for sale:
Net unrealized loss on securities available for sale	$(8,723)	$(13,266)
Related deferred tax(1)	1,831	2,786
Net accumulated other comprehensive loss	(6,892)	(10,480)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(3,290)	(3,108)
Related deferred tax(1)	691	653
Net accumulated other comprehensive loss	(2,599)	(2,455)
Total accumulated other comprehensive loss	$(9,491)	$(12,935)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three and nine months ended September 30, 2025. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) applicable to common stock	$2,695	$(8,062)	$7,709	$(5,966)

Average number of common shares outstanding	11,103,684	11,072,607	11,089,515	11,072,607
Less: Average unearned ESOP shares	291,876	313,693	297,330	319,147
Average number of common shares outstanding used to calculate basic earnings per common share	10,811,808	10,758,914	10,792,185	10,753,460
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	4,446	—	5,897	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	166,089	—	159,193	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,982,343	10,758,914	10,957,275	10,753,460

Earnings (loss) per common share:
Basic	$0.25	$(0.75)	$0.71	$(0.55)
Diluted (1)	$0.25	$(0.75)	$0.70	$(0.55)

(1)    Because the Company was in a net loss position for the three and nine months ended September 30, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive. The weighted average of anti-dilutive common shares not included in the calculation of diluted earnings per share were 89,133 and 84,117 for the three and nine months ended September 30, 2024.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements, which can be identified by the use of words such as “estimate,” “approximate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “intend,” “predict,” “forecast,” “improve,” “continue,” “will,” “would,” “should,” “could,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in the estimates or methodology used in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	the effect of our rating under the Community Reinvestment Act;
●	our ability to manage or reduce expenses;

●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
●	the impact of a continued shutdown of the U.S. government;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in investor sentiment and consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to pandemics, or other public health emergencies.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Recent Developments

In response to shifting industry dynamics, including the rise of digital platforms, online loan originations, and competition from non-bank lenders, the Bank has decided to discontinue originating residential mortgages directly. Instead, the Bank has partnered with Homestead Funding Corporation (“Homestead”), a well-established non-bank lender, to originate mortgages on its behalf. Customers will be referred to Homestead for mortgage originations, after which the Bank will purchase and service loans for those who select its products. Neither the Bank nor Homestead receive any fees or other forms of consideration from the other as a condition of or in exchange for the referral of business. All loans purchased from Homestead are residential real estate loans secured by a first lien mortgage that comply with certain underwriting guidelines, and all rights and title to the loan (including servicing rights) are transferred to the Bank when purchased. The Bank remains committed to adapting to industry changes while maintaining its focus on customer service and community support.

The Bank has made the decision to close its Middletown branch, effective January 27, 2026, as part of its ongoing strategy to enhance operational efficiency and position the Bank for long-term growth. In preparation for the closure, customer accounts will be transferred to the nearest branch by year-end 2025, with customers being notified by mail and signage posted at the Middletown location. Additionally, beginning January 31, 2026, the Goshen branch will extend its hours to include Saturday service to better accommodate affected customers. The Bank is committed to ensuring a seamless transition for both its customers and employees throughout this process.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets increased by $60.2 million, or 4.8%,  to $1.32 billion as of September 30, 2025, due primarily to an increase in cash and cash equivalents of $66.0 million, or 176.0%, and loans receivable, which increased by $5.9 million, or 0.6%, to $977.6 million. This increase was partially offset by decreases in available for sale securities which declined by $11.0 million, or 6.9%, and by a $2.3 million, or 28.9%, decrease in deferred tax assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $66.0 million, or 176.0%, to $103.5 million at September 30, 2025 from $37.5 million at December 31, 2024, primarily due to a $68.9 million, or 376.2%, increase in federal funds sold, as well as increases in deposits held at the FHLB, FRB and other interest-bearing depository accounts. The increase was primarily driven by deposit growth and proceeds from the decrease in available for sale securities.

Investment Securities Available for Sale. Available for sale securities declined $11.0 million, or 6.9%, to $148.9 million at September 30, 2025 from $159.9 million at December 31, 2024, primarily due to $38.7 million in paydowns, calls, and maturities, partially offset by a $23.3 million in purchases and a $4.5 million reduction in unrealized losses.

Net Loans. Net loans receivable increased $5.9 million, or 0.6%, to $977.6 million at September 30, 2025, compared to $971.8 million at December 31, 2024. This increase reflects growth in our commercial real estate and residential real estate loan portfolios of $57.8 million and $12.5 million, respectively, partially offset by a decrease in consumer loans of $62.2 million. The increase in commercial real estate loans was primarily due to a $62.0 million increase in non-residential real estate loans and an $8.1 million increase in multi-family commercial real estate loans, partially offset by a $12.2 million decrease in commercial construction loans. The decrease in consumer loans was primarily the result of a strategic reduction in indirect automobile loans of $61.6 million. At September 30, 2025, indirect automobile loans were 17.8% of assets, compared to 23.5% at December 31, 2024. Non-accrual loans decreased by $389,000, or 9.4%, from $4.1 million at  December 31, 2024 to $3.7 million at September 30, 2025.

Total Liabilities. Total liabilities increased $49.1 million, or 4.3%, to $1.18 billion at September 30, 2025. The increase was primarily driven by a $95.0 million increase in total deposits, partially offset by a decrease in FHLB advances of $43.2 million, or 61.9%, and a decrease in mortgagors’ escrow accounts of $5.3 million, or 56.7%.

Deposits. Deposits increased $95.0 million, or 9.3%, to $1.12 billion at September 30, 2025 from $1.02 billion at December 31, 2024. Interest-bearing deposits increased $80.5 million, or 10.3%, while non-interest-bearing deposits increased $14.6 million, or 6.1%. The increase in interest-bearing deposits was primarily due to increases in money market accounts of $49.8 million and in certificates of deposit of $43.7 million, which reflected the Bank’s promotion of higher-yielding products in response to customer demand for better interest rates. These increases were partially offset by decreases in NOW accounts of $9.7 million and savings accounts of $3.3 million.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $37.3 million and $38.9 million at September 30, 2025 and December 31, 2024, respectively. We had no brokered deposits at either September 30, 2025 or December 31, 2024.

Mortgagors’ Escrow Accounts. Mortgagors’ escrow accounts decreased $5.3 million, or 56.7%, to $4.1 million at September 30, 2025 from $9.4 million at December 31, 2024, primarily due to the timing of property tax and insurance disbursements.

Advances from the Federal Home Loan Bank. FHLB advances declined $43.2 million, or 61.9%, to $26.6 million at September 30, 2025 from $69.8 million at December 31, 2024. The reduction reflects the Company’s use of excess liquidity from the maturity of securities and increased deposits to pay down borrowings.

Stockholders’ Equity. Stockholders’ equity increased $11.2 million, or 9.2%, to $133.0 million at September 30, 2025 from $121.8 million at December 31, 2024. The increase was primarily due to $7.7 million in net income and a $3.4 million decrease in accumulated other comprehensive loss reflecting the results of the prior year balance sheet restructuring and the lower interest rate environment. The Company’s book value per share was $11.93 at September 30, 2025, compared to $10.98 at December 31, 2024. The ratio of stockholders’ equity to total assets increased to 10.11% from 9.70% over the same period. Unearned common stock held by the Bank’s employee stock ownership plan was $2.9 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2025 and 2024

Net Income. Net income for the third quarter of 2025 was $2.7 million, compared to a net loss of $8.1 million for the third quarter of 2024. Diluted earnings per share were $0.25 for the third quarter of 2025, compared to a loss per share of $0.75 for the same quarter of 2024. Interest and dividend income increased $1.8 million, or 11.0%, while interest expense decreased $617,000, or 9.7%. The provision for credit losses increased $15,000, or 1.7%. Non-interest income increased $11.9 million, or 119.4%, and non-interest expense increased $646,000, or 7.1%. The provision for income taxes increased $2.9 million between the comparable quarters.

Net income for the first nine months of 2025 was $7.7 million, compared to a net loss of  $6.0 million for the first nine months of 2024. Diluted earnings per share were $0.70 for the first nine months of 2025, compared to a diluted loss per share of $0.55 for the same period of 2024. Interest and dividend income increased $3.9 million, or 8.3%, while interest expense decreased $3.1 million, or 15.9%. The provision for credit losses decreased $263,000, or 18.5%. Non-interest income increased $12.1 million, or 177.9%, and non-interest expense increased $2.0 million, or 7.6%. The provision for income taxes increased $3.7 million between the comparable periods.

Both the third quarter and nine months of 2024 results reflected a $12.0 million pre-tax loss from the 2024 balance sheet restructuring.

Net Interest Income. Net interest income increased $2.4 million, or 24.5%, to $12.0 million for the three months ended September 30, 2025. The ratio of average interest-earning assets to average interest-bearing liabilities rose 0.1% to 135.11%, while the net interest margin expanded by 68 basis points to 3.93% compared to the same quarter in 2024. The increase in the net interest margin was primarily due to a higher yield on loans and securities, coupled with a decline in the cost of interest-bearing liabilities. Interest rate spread improved 77 basis points from 2.50% for the three months ended September 30, 2024 to 3.27% for the three months ended September 30, 2025, reflecting an increase in the yield on assets and a decrease in the cost of liabilities. The balance sheet restructuring in the second half of 2024 significantly increased the yield on our available for sale securities.

Net interest income increased $7.0 million, or 25.6%, to $34.6 million for the nine months ended September 30, 2025. The ratio of average interest-earning assets to average interest-bearing liabilities rose 1.4% to 134.74%, while the net interest margin rose by 84 basis points to 3.90% compared to the same period in 2024. The increase in the net interest margin was primarily due to a higher yield on loans and securities, coupled with a decline in the cost of interest-bearing liabilities. Interest rate spread improved 91 basis points from 2.34% for the nine months ended September 30, 2024 to 3.25% for the nine months ended September 30, 2025, reflecting better pricing on assets versus liabilities. The balance sheet restructuring in the second half of 2024 significantly increased the yield on our available for sale securities.

Interest Income. Interest income increased $1.8 million, or 11.0%, to $17.8 million for the three months ended September 30, 2025, compared to $16.0 million for the same quarter in 2024. The increase was primarily due to higher yields on loans and securities, as well as an increase in the average balance of cash and cash equivalents. The average yield on interest-earning assets increased by 42 basis points to 5.80%, while the average balance of interest-earning assets increased by $30.8 million, or 2.6%, to $1.21 billion. The average yield on loans increased 43 basis points, to 6.38%, and the average yield on available for sale securities increased 93 basis points, to 2.97%. The increase in the average balance of interest earning assets was primarily due to an increase in the average balance of interest bearing depository accounts and federal funds sold, which increased $63.1 million, or 235.5%, and was partially offset by a decrease of $29.7 million in the average balance of available-for-sale securities, when comparing the three months ended September 30, 2025 with the comparable period in 2024. Interest income was also positively impacted by a $394,000 recovery on non-accrual commercial real estate.

Interest income increased $3.9 million, or 8.3%, to $51.2  million for the nine months ended September 30, 2025, compared to $47.2 million for the same period in 2024. The increase was primarily due to higher yields on loans and securities, partially offset by a decrease in the average balance of interest-earning assets. The average yield on interest-earning assets increased by 52 basis points to 5.77%, while the average balance of interest-earning assets declined by $14.7 million, or 1.2%, to $1.19 billion. The average yield on loans increased 40 basis points, to 6.23%, and the average yield on available-for-sale securities increased 129 basis points, to 3.20%. The average balance of loans decreased $10.8  million, and the average balance of available-for-sale securities declined $32.3 million, which were partially offset by an increase in the average balance of interest bearing depository accounts of $30.5 million when compared to the nine months ended September 30, 2024. Interest income was also positively impacted by a $394,000 recovery on non-accrual commercial real estate.

Interest Expense. Interest expense decreased $617,000, or 9.7%, to $5.7 million for the three months ended September 30, 2025, compared to $6.3 million for the same quarter in 2024. The average cost of interest-bearing liabilities declined by 35 basis points, to 2.53%, reflecting lower funding costs and a favorable shift in the funding mix with an increase in deposits and a decrease in borrowings. The average balance of total interest-bearing liabilities increased $22.0 million, or 2.5%, to $898.9 million, primarily due to a $58.7 million increase in the average balance of deposits partially offset by a $38.9 million decline in the average balance of Federal Home Loan Bank advances, which fell from $63.5 million to $26.6 million. The average cost of these advances also declined by 128 basis points, from 4.19% to 2.91% for the third quarter of 2024 and 2025, respectively.

Interest expense decreased $3.1 million, or 15.9%, to $16.6 million for the nine months ended September 30, 2025, compared to $19.7 million for the same period in 2024. The average cost of interest-bearing liabilities declined by 40 basis points, to 2.52%, reflecting lower funding costs, a favorable shift in the funding mix and a decrease in borrowings. The average balance of total interest-bearing liabilities decreased $23.2 million, or 2.6%, to $880.4 million, primarily due to a $48.9 million decline in the average balance of Federal Home Loan Bank advances, which fell from $93.8 million to $44.9 million. The average cost of these advances also declined by 94 basis points, from 4.69% to 3.75%. The decrease was partially offset by a $26.5 million increase in the average balance of deposits.

Provision for Credit Losses. The provision for credit losses increased by $15,000, or 1.7%, from $889,000 for the quarter ended September 30, 2024 to $904,000 for the current quarter. The increase in the provision was primarily due to higher loan balances and an increase in net charge-offs. Net charge-offs increased by $619,000, from $344,000 for the third quarter of 2024 to $963,000 for the third quarter of 2025. The increase was primarily due to a charge-off on commercial real estate property of $629,000 in the third quarter of 2025.

Year-to-date, the provision for credit losses decreased by $263,000, or 18.5%, from $1.4 million for the nine months ended September 30, 2024 to $1.2 million for the nine months ended September 30, 2025. The decrease in the provision was primarily due to the change in the composition of the loan portfolio as indirect automobile loans decreased, while commercial and commercial real-estate loans increased, offset by an increase in net charge-offs. Net charge-offs increased $137,000, or 9.6%, to $1.6 million for the first nine months of 2025 as compared to $1.4 million for the first nine months of 2024. The increase was primarily due to increased net charge-offs on commercial and commercial real-estate loans, partially offset by decreased net charge-offs on indirect automobile loans and other consumer loans. The percentage of overdue account balances to total loans decreased to 1.31% at September 30, 2025 from 1.71% at December 31, 2024, while non-performing assets decreased $389,000, or 9.4%, to $3.7 million at September 30, 2025.

Non-Interest Income. Non-interest income totaled $1.9 million for the three months ended September 30, 2025, compared to a net loss of $10.0 million for the same period in 2024, representing an increase of $11.9 million. The prior-year period included a $12.0 million loss on the sale of investment securities related to the Company’s balance sheet restructuring. Excluding this loss, non-interest income would have decreased $65,000 from $2.0 million for the three months ended September 30, 2024 to $1.9 million for the current period, primarily due to a $412,000 decrease in income related to life insurance proceeds recognized during the third quarter of 2024. This decrease was substantially offset by a $245,000 increase in other non-interest income, primarily due to higher swap income; a $92,000, or 24.5%, increase in investment advisory income, attributable to higher staffing levels; and a $39,000 increase in gain on sale of loans.

Non-interest income totaled $5.3 million for the nine months ended September 30, 2025, compared to a net loss of $6.8 million for the same period in 2024, representing an increase of $12.1 million. The net loss in the prior-year period was primarily attributable to a $12.0 million loss on the sale of investment securities in connection with the Company’s 2024 balance sheet restructuring. Excluding this loss, non-interest income would have increased by $92,000, from $5.2 million for the nine months ended September 30, 2024, to $5.3 million for the nine months ended September 30, 2025. The increase in non-interest income reflects a $484,000, or 67.1%, increase in other non-interest income, primarily due to higher swap income, and a $65,000 increase in gain on sales of loans. These increases were largely offset by $412,000 in income related to life insurance proceeds recognized during the third quarter of 2024 and a $62,000 decrease in investment advisory income, primarily due to reduced staffing levels earlier in the year, which have since begun to stabilize.

Non-Interest Expense. For the third quarter of 2025, non-interest expense rose to $9.7 million, reflecting a $646,000, or 7.1%, increase compared to the same period in 2024. The increase was primarily due to an increase in salaries and employee benefits, which rose $427,000, or 8.5%, primarily due to increased incentive compensation and production commissions. Other non-interest expense grew by $158,000, or 10.2%, driven primarily by higher retail banking costs. Occupancy expense increased by $47,000, or 4.5%, due to higher branch repair costs. Marketing expense rose by $22,000, or 17.1%, largely due to promotional initiatives associated with the launch of higher-yielding deposit products.

For the nine months ended September 30, 2025, non-interest expense totaled $28.9 million, an increase of $2.0 million, or 7.6%, compared to $26.9 million for the same period in 2024. The increase was primarily attributable to higher compensation and operating costs across multiple categories. Salaries and employee benefits increased by $899,000, or 6.0%, primarily due to higher incentive-based compensation, production commissions and annual merit increases aimed at retaining and attracting talent. Other non-interest expense rose by $605,000, or 12.9%, largely due to increased retail banking and administrative costs. Marketing expense increased by $209,000, or 57.3%, as a result of promotional campaigns related to new deposit products. Occupancy expense increased by $118,000, or 3.7%, due to higher facilities-related costs. Professional fees increased by $88,000, or 6.4%, reflecting greater use of legal services. FDIC deposit insurance and other insurance increased by $63,000, or 7.8%, and data processing expense rose by $62,000, or 4.1%.

Income Taxes. The provision for income taxes increased $2.9 million to $648,000 for the three months ended September 30, 2025, compared to a benefit of $2.2 million for the same period in 2024. The increased income tax provision corresponds to pre-tax income during the quarter compared to a loss in the third quarter of 2024. The effective tax rate was 19.38% for the three months ended September 30, 2025 as compared to 21.72% for the three months ended September 30, 2024.

The provision for income taxes increased $3.7 million to $2.0 million for the nine months ended September 30, 2025, compared to a benefit of $1.6 million for the same period in 2024. The increased income tax provision corresponds to higher pre-tax income during the period compared to a loss for the same nine months in 2024. The effective tax rate was 21.00% for the nine months ended September 30, 2025 as compared to 21.5% for the nine months ended September 30, 2024.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2025			2024
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest bearing depository accounts and federal funds sold	$89,954	$923	4.07%	$26,810	$366	5.43%
Loans(1)	977,721	15,712	6.38%	978,806	14,643	5.95%
Available for sale securities	144,612	1,084	2.97%	174,265	895	2.04%
Other interest-earning assets	2,178	40	7.29%	3,832	100	10.38%
Total interest-earning assets	1,214,465	17,759	5.80%	1,183,713	16,004	5.38%
Non-interest-earning assets	88,962			86,673
Total assets	$1,303,427			$1,270,386
Liabilities and equity:
NOW accounts	$118,280	$64	0.21%	$124,099	$44	0.14%
Money market accounts	232,621	1,626	2.77%	188,449	1,294	2.73%
Savings accounts	133,825	134	0.40%	139,067	126	0.36%
Certificates of deposit	369,158	3,581	3.85%	343,597	4,066	4.71%
Total interest-bearing deposits	853,884	5,405	2.51%	795,212	5,530	2.77%
Escrow accounts	13,227	38	1.14%	12,481	37	1.18%
Federal Home Loan Bank advances	26,603	195	2.91%	63,469	668	4.19%
Subordinated debt	5,155	86	6.62%	5,155	99	7.64%
Other interest-bearing liabilities	—	—	—%	534	7	5.21%
Total other interest-bearing liabilities	44,985	319	2.81%	81,639	811	3.95%
Total interest-bearing liabilities	898,869	5,724	2.53%	876,851	6,341	2.88%
Non-interest-bearing deposits	243,227			247,180
Other non-interest-bearing liabilities	30,586			26,992
Total liabilities	1,172,682			1,151,023
Total stockholders’ equity	130,745			119,363
Total liabilities and stockholders’ equity	$1,303,427			$1,270,386
Net interest income		$12,035			$9,663
Interest rate spread			3.27%			2.50%
Net interest margin(2)			3.93%			3.25%
Average interest-earning assets to average interest-bearing liabilities			135.11%			135.00%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $43,000 and $10,000 for the three months ended September 30, 2025 and 2024, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2025			2024
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest bearing depository accounts	$52,195	$1,615	4.14%	$21,659	$878	5.41%
Loans(1)	982,536	45,787	6.23%	993,297	43,372	5.83%
Available for sale securities	148,483	3,553	3.20%	180,808	2,588	1.91%
Other interest-earning assets	3,000	197	8.78%	5,172	401	10.36%
Total interest-earning assets	1,186,214	51,152	5.77%	1,200,936	47,239	5.25%
Non-interest-earning assets	87,775			88,215
Total assets	$1,273,989			$1,289,151
Liabilities and equity:
NOW accounts	$120,825	$174	0.19%	$124,305	$128	0.14%
Money market accounts	218,076	4,214	2.58%	187,182	3,777	2.70%
Savings accounts	133,699	388	0.39%	142,896	386	0.36%
Certificates of deposit	347,119	10,206	3.93%	338,864	11,692	4.61%
Total interest-bearing deposits	819,719	14,982	2.44%	793,247	15,983	2.69%
Escrow accounts	10,570	89	1.13%	9,906	88	1.19%
Federal Home Loan Bank advances	44,907	1,259	3.75%	93,806	3,295	4.69%
Subordinated debt	5,155	258	6.69%	5,155	296	7.67%
Other interest-bearing liabilities	—	—	—%	1,393	57	5.47%
Total other interest-bearing liabilities	60,632	1,606	3.54%	110,260	3,736	4.53%
Total interest-bearing liabilities	880,351	16,588	2.52%	903,507	19,719	2.92%
Non-interest-bearing deposits	236,398			242,255
Other non-interest-bearing liabilities	29,786			27,072
Total liabilities	1,146,535			1,172,834
Total stockholders’ equity	127,454			116,317
Total liabilities and stockholders’ equity	$1,273,989			$1,289,151
Net interest income		$34,564			$27,520
Interest rate spread			3.25%			2.34%
Net interest margin(2)			3.90%			3.06%
Average interest-earning assets to average interest-bearing liabilities			134.74%			132.92%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $183,000 and $44,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2024			September 30, 2024
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$668	$(111)	$557	$987	$(249)	$738
Loans receivable	(16)	1,085	1,069	(474)	2,888	2,414
Available for sale securities	(171)	360	189	(528)	1,493	965
Other interest-earning assets	(36)	(24)	(60)	(150)	(54)	(204)
Total interest-earning assets	445	1,310	1,755	(165)	4,078	3,913
Interest expense:
Deposits	391	(516)	(125)	520	(1,521)	(1,001)
Escrow accounts	2	(1)	1	6	(5)	1
Federal Home Loan Bank advances	(311)	(161)	(472)	(1,468)	(569)	(2,037)
Subordinated debt	—	(13)	(13)	—	(38)	(38)
Other interest-bearing liabilities	(8)	—	(8)	(56)	—	(56)
Total interest-bearing liabilities	74	(691)	(617)	(998)	(2,133)	(3,131)
Net increase in net interest income	$371	$2,001	$2,372	$833	$6,211	$7,044

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2025 (dollars in thousands).

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$152,535	$(31,822)	(17.3)%	12.53%	(11.1)%
300	160,274	(24,083)	(13.1)%	12.94%	(8.2)%
200	168,164	(16,193)	(8.8)%	13.34%	(5.4)%
100	176,598	(7,759)	(4.2)%	13.76%	(2.4)%
0	184,357	—	—%	14.10%	—%
(100)	180,542	(3,815)	(2.1)%	13.57%	(3.8)%
(200)	172,148	(12,209)	(6.6)%	12.71%	(9.8)%
(300)	157,590	(26,767)	(14.5)%	11.43%	(19.0)%
(400)	135,494	(48,863)	(26.5)%	9.63%	(31.7)%

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

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2025, compared to $4.9 million for the same period in 2024. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities totaled $10.7 million in the first nine months of 2025, a decrease from $77.7 million in the prior-year period, driven primarily by proceeds from the sale of securities of $58.6 million in the 2024 period due to the balance sheet restructuring and an increase in net loans of $6.4 million in the first nine months of 2025 versus a net reduction in loans of $42.1 million in the comparable 2024 period and $23.2 million of securities purchased in the first nine months of 2025 compared to $56.7 million in the first nine months of 2024. Cash flows from financing activities reflected  a net cash inflow of $46.3 million in the current period, compared to a net cash outflow of $58.3 million in the prior-year period, mainly resulting from changes in deposit balances and debt repayments. As a result of these activities, cash and cash equivalents increased by $66.0 million during the period to $103.5 million as of September 30, 2025, from a beginning balance of $37.5 million.

At September 30, 2025, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$103,465
Unencumbered securities	47,057
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	326,750
FRB secured line of credit	170,509
Total available sources of funds	$707,781

The Bank has access to a preapproved secured line of credit with the FHLB. At September 30, 2025, the Bank had pledged $507.6 million of assets to the FHLB, which resulted in a secured line of credit of $353.4 million. At September 30, 2025, the Bank had borrowed $26.6 million under this line, with remaining secured borrowing capacity of $326.7 million.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2024 Form 10-K and in Part II, item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended March 31, 2025. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2024 and March 31, 2025. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which 47,506 shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended September 30, 2025.

In July 2025, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 540,000 shares of its common stock, of which all shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended September 30, 2025.

There were no sales of unregistered securities during the quarter ended September 30, 2025.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Employment Agreement, dated as of September 16, 2025, by and among Rhinebeck Bancorp, Inc., Rhinebeck Bank and Matthew J. Smith (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2025).

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the period ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 13, 2025	/s/ Matthew J. Smith
Matthew J. Smith President and Chief Executive Officer

Date: November 13, 2025	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer