Form 10-K
period 2025-12-31
Rhinebeck Bancorp, Inc.
filed 2026-03-13
CIK 1751783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025
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

As of March 13, 2026, there were 11,140,395 shares issued of the Registrant’s Common Stock of which 6,345,975 are owned by Rhinebeck Bancorp, MHC.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at the end of the most recently completed second quarter was $44,953,489.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2026 annual meeting of stockholders, to be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of and methodology for calculating the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments or reduce our volume of loan originations, the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation assessments and capital requirements;

ii

●	changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;

●	the impact of any potential federal government shutdown;
●	negative financial impact from unfavorable regulatory penalties and/or settlements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	conditions relating to the Coronavirus pandemic, or other public health emergencies.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please also see “Item 1A. Risk Factors.” Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

At December 31, 2025, the Company had consolidated total assets of $1.30 billion, total deposits of $1.10 billion and stockholders’ equity of $136.9 million. The Company’s executive offices are located at 2 Jefferson Plaza, Poughkeepsie, New York 12601. The telephone number at this address is (845) 454-8555. Our website address is www.Rhinebeckbank.com. Information on this website is not and should not be considered a part of this report.

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

Rhinebeck Bancorp, MHC

Rhinebeck Bancorp, MHC, a New York-chartered non-stock corporation, is a mutual holding company that owns 57.0% of the outstanding common stock of Rhinebeck Bancorp, Inc.

On February 10, 2026, Rhinebeck Bancorp, MHC adopted a Plan of Conversion and Reorganization, pursuant to which Rhinebeck Bancorp, MHC is proposing to convert from the mutual holding company structure to the fully public stock holding company structure, in a transaction commonly referred to as a “second-step conversion.” The second-step conversion requires the approval of the NYSDFS and the Federal Reserve Board, as well as the depositors of Rhinebeck Bank and the stockholders of the Company.

Rhinebeck Bank

Rhinebeck Bank is a New York-chartered stock savings bank that was organized in 1860. We provide a full range of banking and financial services to consumer and commercial customers through our corporate office and 12 branches located in Dutchess, Orange and Ulster Counties. We also maintain a representative office in Albany County to originate indirect automobile and commercial loans and a representative office in Dutchess County for financial services. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management (“RAM”). Our primary business activity is accepting deposits from the general public and using those funds together with borrowings, primarily to originate commercial real estate loans (which includes multi-family real estate loans and commercial construction loans), commercial business loans and indirect automobile loans (automobile loans referred to us by automobile dealerships) and to purchase one- to four-family residential real estate loans and investment securities.

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

We are subject to regulation and examination by the NYSDFS and by the Federal Deposit Insurance Corporation (the “FDIC”).

Market Area

Our primary market area encompasses Dutchess, Orange, Ulster and Albany Counties (and their contiguous counties), which are located in the Hudson Valley region of New York. Our retail banking offices (and the representative offices noted above) are located in these four counties and serve the surrounding areas. The Hudson Valley region has a diversified economy and representative industries include education, health, government, leisure and hospitality and professional business services. We view Orange and Albany Counties, which have larger populations than Dutchess and Ulster Counties, as primary areas for growth.

Based on published statistics, the U.S. unemployment rate was 4.4% as of December 31, 2025, while the New York State unemployment rate was 4.6%. The four counties in our primary market area each had a lower unemployment rate than New York State (Dutchess County, 3.2%, Orange County, 3.6%, Ulster County, 3.5% and Albany County, 3.3%). According to the New York State Department of Labor, for the twelve-month period ended December 31, 2025, the Hudson Valley’s private sector job growth increased by 0.2%. Based on published statistics, median household income for 2024 (the latest date for which information was available) was $99,478 in Dutchess County, $97,178 in Orange County, $86,271 in Ulster County and $85,333 in Albany County, compared to $80,734 in the U.S. and $85,974 in New York State. Based on published statistics, the July 2024 estimated population was 299,963 in Dutchess County, 411,767 in Orange County, 182,977 in Ulster County and 319,964 in Albany County.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community and commercial banks, credit unions and financial technology companies), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2025 (the latest date for which information is available), we had 10.44% of the FDIC-insured deposit market share in Dutchess County, which was fourth among the 15 institutions with offices in the county, 1.59% of the FDIC-insured deposit market share in Ulster County, which was 12th among the 18 institutions with offices in the county, and 1.28% of the FDIC-insured deposit market share in Orange County, which was 14th among the 22 institutions with offices in the county. In all three counties, New York City money center banks or large regional banks have a significant presence.

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

We seek to meet this competition with convenient branch locations and online offerings, emphasizing personalized banking and the advantage of local decision-making in our banking businesses. Specifically, we promote and maintain relationships and build customer loyalty within local communities by focusing our marketing and community involvement on the specific needs of individual neighborhoods. We do not rely on any individual, group, or entity for a material portion of our deposits.

Lending Activities

Loans are our primary interest-earning asset. At December 31, 2025, net loans represented 73.2% of our total assets. Our allowance for credit losses, which primarily includes an allowance for credit losses on loans, is accounted for under the current expected credit loss (“CECL”) model.

Loan Portfolio Composition.

The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial Real Estate Loans:
Non-residential	$417,808	43.61%	$350,962	36.00%
Multi-family	107,938	11.26%	105,030	10.77%
Construction(1)	8,982	0.94%	26,611	2.73%
Total	534,728	55.81%	482,603	49.50%
Commercial Loans	91,526	9.55%	91,517	9.39%
Residential Real Estate Loans(2)	100,086	10.45%	86,651	8.89%
Consumer Loans:
Indirect automobile	213,802	22.31%	295,669	30.33%
Home equity	12,290	1.28%	11,656	1.19%
Other consumer	5,733	0.60%	6,830	0.70%
Total	231,825	24.19%	314,155	32.22%
Total loans receivable, gross	958,165	100.00%	974,926	100.00%
Dealer Reserve	3,573		5,392
Allowance for credit losses	(8,353)		(8,539)
Loans receivable, net	$953,385		$971,779
(1)	Represents the amounts disbursed as of the dates indicated.
(2)	Includes residential construction loans totaling $2.7 million and $711,000 at December 31, 2025 and 2024, respectively.

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

	At December 31, 2025
	Commercial Real Estate Loans					Consumer Loans
	Non-Residential	Multifamily	Construction	Commercial	Residential Real Estate	Indirect Automobile	Home Equity	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due in:
One year or less	$1,695	$—	$8,207	$32,777	$152	$6,198	$—	$595	$49,624
More than one year through five years	89,403	21,888	775	49,002	485	164,037	174	4,606	330,370
More than five years through 15 years	226,131	62,606	—	9,063	9,020	43,567	3,827	532	354,746
More than 15 years	100,579	23,444	—	684	90,429	—	8,289	—	223,425
Total	$417,808	$107,938	$8,982	$91,526	$100,086	$213,802	$12,290	$5,733	$958,165

The following table sets forth the mix of fixed- and adjustable-rate loans at December 31, 2025 that are due after December 31, 2026, based on their contractual terms to maturity.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total

	(In thousands)
Commercial real estate loans:
Non-residential	$12,856	$403,257	$416,113
Multi-family	1,473	106,465	107,938
Construction	—	775	775
Commercial loans	43,291	15,458	58,749
Residential real estate loans	61,167	38,767	99,934
Consumer loans:
Indirect automobile	207,604	—	207,604
Home equity	1,063	11,227	12,290
Other consumer	5,138	—	5,138
Total	$332,592	$575,949	$908,541

Non-Residential Commercial Real Estate Loans.

At December 31, 2025, non-residential commercial real estate loans were $417.8 million, or 43.6%, of our total loan portfolio. Our commercial real estate loans are generally secured by properties used for business purposes, such as office buildings, industrial facilities and retail facilities. At December 31, 2025, $156.2 million of our commercial real estate portfolio was owner-occupied real estate and $261.6 million was secured by income producing, non-owner occupied real estate. At December 31, 2025, substantially all of our commercial real estate loans were secured by properties located in our market area. However, occasionally we will originate commercial real estate loans on properties located outside our market area based on an established relationship with a strong borrower. As of December 31, 2025, we had four loans located outside of New York totaling $17.0 million.

We originate a variety of commercial real estate loans with terms and amortization periods generally up to 25 years, for large newly constructed commercial developments, including retail plazas and up to 20 years for almost all other commercial properties. The interest rate on commercial real estate loans is generally adjustable and based on a margin over an index, typically The Wall Street Journal Prime Rate or the Federal Home Loan Bank of New York Amortizing Advance Rate. Commercial real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. We selectively offer interest rate swaps for both commercial and multi-family real estate loans. See Note 12 to the consolidated financial statements for additional information.

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

The following table provides information with respect to our non-residential commercial real estate loans by type at December 31, 2025 (dollars in thousands).

	December 31, 2025
Commercial real estate loans:	Number of Loans	Owner occupied	Non-owner occupied	Balance	Percent
Residential investment properties	62	$1,302	$26,236	$27,538	6.59%
Mixed use	90	22,553	46,880	69,433	16.62%
Auto dealer/car sales	11	38,222	-	38,222	9.15%
Office	45	9,964	23,997	33,961	8.13%
Retail	29	12,138	74,296	86,434	20.69%
Industrial/manufacturing/warehouse	34	25,306	9,087	34,393	8.23%
Hotel/motel/inn	9	7,174	44,425	51,599	12.35%
Restaurant	22	14,642	2,881	17,523	4.19%
Mobile home/park	4	-	3,744	3,744	0.90%
Self-storage facility	6	293	11,342	11,635	2.78%
Other commercial real estate	37	24,631	18,695	43,326	10.37%
Total commercial real estate loans	349	$156,225	$261,583	$417,808	100.00%

At December 31, 2025, our largest commercial real estate loan had an outstanding balance of $16.4 million and was secured by a shopping center located in Clifton Park, New York. At December 31, 2025, this loan was performing according to its original terms.

Multi-Family Real Estate Loans.

At December 31, 2025, multi-family real estate loans totaled $107.9 million, or 11.3%, of our total loan portfolio. Our multi-family real estate loans are generally secured by multi-unit rental properties, consisting of five to 100 rental units, in our market area.

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

At December 31, 2025, our largest multi-family real estate loan had an outstanding balance of $13.9 million and was secured by an apartment complex located in Poughkeepsie, New York. At December 31, 2025, this loan was performing according to its original terms.

Commercial Construction and Land Development Loans.

We originate loans to finance the construction of commercial properties, multi-family projects (including one- to four-family non-owner occupied residential properties) and professional complexes, or to acquire land for development for these purposes. We also originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure, which are structured as a construction loan and monitored in the same manner. At December 31, 2025, commercial construction and land development loans totaled $9.0 million, or 0.9% of our total loan portfolio. All these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $3.1 million at December 31, 2025.

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

At December 31, 2025, our largest commercial construction and land development loan was a mixed use building project located in Poughkeepsie, New York, and had an outstanding balance of $3.7 million with a $2.3 million remaining available balance. At December 31, 2025, this loan was performing according to its original terms.

Commercial Business Loans.

We originate commercial business loans and lines of credit to a variety of small- and medium-sized businesses in our market area. Our commercial business borrowers include professional organizations, family-owned businesses, and not-for-profit organizations. These loans are generally secured by business assets and we may require support of this collateral with liens on real property. At December 31, 2025, commercial business loans were $91.5 million, or 9.6% of our total loan portfolio. We encourage our commercial business borrowers to maintain their primary deposit accounts with us, many of which are non-interest-bearing, which improves our overall interest rate spread and profitability.

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

Commercial business loans include participations we purchase from a single, board-approved third party in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans and lines of credit that are more closely aligned to middle market transactions. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $1.5 million with a single obligor while maintaining that the total of all leveraged loans cannot exceed more than 15% of our risk-based capital. We also monitor industry and customer concentrations. As of December 31, 2025, our leverage loans amounted to $1.8 million, all of which were performing in compliance with their contractual terms.

At December 31, 2025, our largest commercial business loan had an outstanding balance of $5.6 million and was secured by equipment. At December 31, 2025, this loan was performing according to its original terms.

Indirect Automobile Loans.

We have provided indirect financing of automobile purchases since 1999. At December 31, 2025, indirect automobile loans totaled $213.8 million, or 22.3% of our total loan portfolio. While we still plan to originate indirect automobile loans, over the past four years and for the foreseeable future we have actively decreased our indirect automobile portfolio by decreasing loan originations through increased pricing and more selective underwriting criteria. We plan to continue this strategy to further reduce exposure while focusing on higher-yielding opportunities within our portfolio. We acquire our indirect automobile loans from 51 automobile dealerships located in the Hudson Valley region and 28 dealers located in the Albany area, under an arrangement where the dealer receives a flat fee for referring the loan to us. As of December 31, 2025, 42.7% of the aggregate principal balance of our indirect automobile loan portfolio was for the purchase of new vehicles and 57.3%, was for used vehicles. The weighted average original term to maturity of our indirect automobile loan portfolio at December 31, 2025 was six years.

Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us. These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan. The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected. Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision. The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us. In addition, we have the right to “force place” insurance coverage (supplemental insurance taken out by the Bank) if the required physical damage insurance on an automobile is not maintained by the borrower. Nevertheless, there can be no assurance that each borrower will maintain physical damage insurance for a financed vehicle during the entire term of an automobile loan. Vendors Single Interest Insurance, which is included on every automobile loan originated, protects us against losses for physical damage to repossessed automobiles.

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

At December 31, 2025, our automobile loans to borrowers with credit scores of 639 or less at origination (the level at which a consumer’s credit rating is considered subprime) totaled $16.4 million, or 7.7% of our total indirect automobile loan portfolio. We typically do not originate these types of loans with loan-to-value ratios greater than 100% of the sales price of the automobile or debt-to-income ratios greater than 40%.

Residential Mortgage and Residential Construction Loans.

Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, primarily owner-occupied primary residences. At December 31, 2025, one- to four-family residential real estate loans totaled $100.1 million, representing 10.5% of total loans, and consisted of $61.2 million of fixed-rate loans and $38.8 million of adjustable-rate loans. The majority of these loans are secured by properties located within our primary market area. Loans secured by properties located outside of our normal lending area may be considered on a case-by-case basis, primarily for established customers with a relationship of at least one year, provided the property is located in New York State.

Historically, we originated fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years. These loans were generally underwritten in accordance with Freddie Mac guidelines and, when conforming to such standards, were referred to as “conforming loans.” Loans originated for sale to approved investors or secondary market participants were underwritten in accordance with their specific requirements. We originated both conforming and, to a lesser extent, non-conforming “jumbo” loans, which were generally underwritten using standards similar to those applied to conforming loans.

Historically, we sold a significant portion of our fixed-rate residential mortgage originations to manage interest rate risk and generate fee income. Most such loans were sold to Freddie Mac on a servicing-retained basis, while certain State of New York Mortgage Agency loans were sold on a servicing-released basis. In more recent years, we have retained a greater volume of high-quality fixed-rate residential mortgages with maturities of up to 30 years. During the years ended December 31, 2025 and 2024, we sold $7.6 million and $7.8 million, respectively, of fixed-rate residential mortgage loans. At December 31, 2025 and 2024, we serviced $250.3 million and $266.5 million of one- to four-family residential mortgage loans for others and recognized loan servicing fee income of $657,000 and $684,000 during the years ended December 31, 2025 and 2024, respectively.

However, in response to evolving industry dynamics, including increased competition from non-bank lenders and the growing use of digital and online mortgage origination platforms, in the fourth quarter of 2025, we discontinued originating residential mortgage loans directly. Instead, we entered into a strategic correspondent lending relationship with a third-party non-bank mortgage lender, pursuant to which customers seeking residential mortgage financing are referred to the third-party for loan origination. Following origination, we will purchase and service loans for customers who objectively select our loan products offered through the third-party. Neither us nor the third-party receive any referral fees in connection with the correspondent lending relationship. All loans purchased from the third-party are secured by first lien mortgages on residential real estate, comply with our underwriting standards, and are transferred to us with full ownership and servicing rights.

Under this relationship, we generally purchase residential mortgage loans with loan-to-value ratios of up to 80% of the appraised value of the property. Conforming loans with loan-to-value ratios of up to 97% are permitted when supported by private mortgage insurance. Mortgage insurance is required for loans with loan-to-value ratios greater than 80%, with coverage levels varying based on loan characteristics. Mortgage insurance is obtained only from insurers approved by Freddie Mac or Fannie Mae.

We will not purchase “interest only” mortgage loans on one- to four-family residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we will not purchase “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

We also previously originated loans to finance the construction of one- to four-family residential properties. We also originated rehabilitation loans that enabled borrowers to partially or totally refurbish existing structures. These rehabilitation loans were structured as construction loans and monitored in the same manner. As of December 31, 2025, we no longer offer construction or rehabilitation loan products. At December 31, 2025, residential construction loans totaled $2.7 million, or 2.7% of our residential mortgage loan portfolio. Most of these loans are secured by properties located in our primary market area. Upon satisfactory completion of construction, these loans are being converted to permanent mortgage financing or sold into the secondary market, consistent with the original loan terms.

Consumer Loans.

We offer consumer loans to customers residing in our primary market area. Our consumer loans consist primarily of indirect automobile loans as discussed above. Other consumer loans consist mostly of home equity loans, lines of credit and direct automobile loans. At December 31, 2025, $12.3 million of our consumer loans were home equity loans and lines of credit, and $4.6 million of our consumer loans were direct automobile loans.

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

To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide financial statements on the business operations underlying the commercial and multi-family real estate loans on an ongoing basis. In reaching a decision whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income and profitability of the property, the borrower’s expertise, credit history and the value of the underlying property. We generally require properties securing these real estate loans to have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation, and amortization before debt service to debt service) of at least 1.20x. We obtain an environmental report on all commercial real estate properties. We obtain an environmental Phase 1 report for all loans over $1.0 million or when hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. We will also obtain a Phase 1 report if the initial environmental reports indicate that there may be an environmental issue on a property. We require indemnification from our commercial real estate borrowers and/or guarantors for potential exposure to environmental issues.

Our Credit Administration Department is responsible for monitoring industry concentrations among commercial real estate borrowers and for reporting the industries represented by commercial real estate borrowers to senior management on at least an annual basis.

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

Construction Loans.

Construction lending involves additional risks when compared to permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction timing and costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the lender or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Loan Originations, Purchases and Sales.

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, automobile dealerships, referrals from customers, and brokers.

From time to time, we may originate a commercial real estate loan or commercial business loan that exceeds our internal lending or concentration limits and sell a portion of such loan to another financial institution. The financial institution is typically a community bank located in New York State and its lending team is known by our commercial lenders. This allows us to meet the needs of our customers and comply with our internal lending limits. In certain instances, including our leveraged lending transactions, we may purchase participation interests in loans where we are not the lead lender. In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2025, our sold participations in commercial real estate loans totaled $52.2 million, all of which were collateralized by properties within our primary market area. At December 31, 2025, our purchased participations where we are not the lead lender in commercial real estate and commercial business loans totaled $34.8 million and $12,000, respectively. Our purchased loan participations are collateralized by properties or business assets within or contiguous to our primary market area and governed by a loan participation agreement.

Additionally, we have a strategic correspondent lending relationship with a third-party non-bank mortgage lender, pursuant to which customers seeking residential mortgage financing are referred to such third party for loan origination. Following origination, we purchase and service loans for customers who select our loan products offered through such third party. Neither Rhinebeck Bank nor such third party receives any referral fees in connection with the correspondent lending relationship. All loans purchased from such third party are secured by first lien mortgages on residential real estate, comply with our underwriting standards, and are transferred to us with full ownership and servicing rights.

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

Pursuant to our internal policies, our internal loans-to-one borrower limitation is limited to 80% of the amount equal to 25% of our capital stock, surplus fund and undivided profits, of which no more than 7.5% can be lent on an unsecured basis. This general standard is further restricted as follows:

●	Commercial or Multi-Family Real Estate Loans: We will not lend more than 80% of the amount equal to 15% of our capital stock, surplus fund and undivided profits to any one project or property. We may selectively consider exceptions to this limitation for loans to any one project/property, but in no event will we make a commercial or multi-family real estate loan in excess of 80% of the amount equal to 17.5% of our capital stock, surplus fund and undivided profits.
●	Commercial Business Loans: We will not lend more than 80% of the amount equal to 15% of our capital stock, surplus fund and undivided profits, with only 5% of this limit lent on an unsecured basis under normal policy. Our board of directors may make exceptions of up to 10% of this limit for unsecured credit to borrowers with very strong credit profiles.

At December 31, 2025, our regulatory limit on loans-to-one borrower and our internal loans-to-one borrower limit were $37.5 million and $30.0 million, respectively. We currently have one borrower exceeding the internal limit by approximately $600,000; however, we expect to bring this exposure within established limits by reducing availability on existing credit and increasing capital through future earnings.

At December 31, 2025, our largest lending relationship consisted of 37 loans aggregating $30.6 million, which consisted of $29.1 million secured by multiple commercial real estate properties and $1.5 million secured by equipment, inventory and receivables. At December 31, 2025, each loan in this relationship was performing according to its original repayment terms.

Non-Performing Loans and Problem Assets

Performance of the loan portfolio is reviewed on a regular basis by management. A number of factors regarding the borrower and loan, such as overall financial strength, collateral values and repayment ability, are considered in deciding what actions should be taken when determining the collectability of interest for accrual purposes.

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

We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. When a loan is placed on non-accrual status, unpaid interest previously credited to income is reversed. Interest received on non-accrual loans is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current in accordance with the contractual terms for a reasonable period of time and ultimate collectability of total contractual principal and interest is no longer in doubt.

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

Non-Performing Loans.  At December 31, 2025, $3.7 million, or 0.4% of our total loans, were non-performing loans, which included $1.7 million of commercial real estate loans, $1.3 million of residential real estate loans, $740,000 of indirect automobile loans, $22,000 of commercial loans and $15,000 of other consumer loans.

Other Real Estate Owned.  Other real estate owned represents property acquired through foreclosure in partial or full satisfaction of loans. We had no other real estate owned at December 31, 2025 or 2024.

Asset Quality.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate loans:
Non-residential	$1,668	$1,869
Commercial loans	22	319
Residential real estate loans	1,255	1,182
Consumer loans:
Indirect automobile	740	590
Home equity	—	174
Other consumer	15	—
Total	$3,700	$4,134

Real estate owned	—	—

Total non-performing assets	$3,700	$4,134

Total non-performing loans to total loans	0.39%	0.42%
Total non-performing loans to total assets	0.28%	0.33%
Total non-performing assets to total assets	0.28%	0.33%

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

The following table sets forth our amounts of classified assets and assets designated as Special Mention as of December 31, 2025 and 2024:

	At December 31,
	2025	2024

	(Dollars in thousands)
Substandard	$6,470	$8,852
Doubtful	—	159
Loss	—	—
Total classified assets	$6,470	$9,011
Special mention	$23,626	$10,750

At December 31, 2025, we classified $6.5 million of loans as Substandard, Doubtful or Non-performing, of which $4.4 million were commercial real estate loans, $1.3 million were residential loans, $61,000 were commercial and industrial loans, $740,000 were indirect automobile loans, and $15,000 were other consumer loans. At December 31, 2024, we classified $9.0 million of loans as Substandard, Doubtful or Non-performing, of which $6.8 million were commercial real estate loans, $1.2 million were residential loans, $300,000 were commercial and industrial loans, $590,000 were indirect automobile loans, and $174,000 were home equity loans.

Allowance for Credit Losses

The allowance for credit losses is an estimate at the balance sheet date of current expected credit losses based on available information relevant to assessing collectability of cash flows over the contractual term of the financial assets. Our methodology to estimate the allowance for credit losses has two components: (i) a collective reserve for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve for loans that do not share common risk characteristics. The measurement of expected credit losses is applicable to loans receivable and investment securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. Loan losses are charged against the allowance for credit losses when we believe the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. The allowance is established through a provision for credit losses that is charged against income. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities. For more information on the allowance for credit losses methodology, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Estimates—Allowance for Credit Losses.”

Although we believe that we have established the allowance at appropriate levels, future additions may be necessary if economic or other conditions in the future differ from the current environment. In addition, the FDIC and the NYSDFS, as an integral part of their examination processes, periodically review our allowance for credit losses. The banking regulators may require that we recognize additions to the allowance based on their analysis and review of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$8,539	$8,124
Provision for loan losses	1,750	2,813
Charge-offs:
Commercial real estate loans:
Non-residential	(629)	(291)
Commercial loans	(335)	(608)
Consumer loans:
Indirect automobile	(2,632)	(3,626)
Other consumer	(90)	(201)
Total charge-offs	(3,686)	(4,726)
Recoveries:
Commercial loans	4	2
Consumer loans:
Indirect automobile	1,702	2,233
Other consumer	44	93
Total recoveries	1,750	2,328
Net charge-offs	(1,936)	(2,398)
Allowance for credit losses at end of period	$8,353	$8,539
Allowance for credit losses to non-performing loans at end of period	225.76%	206.56%
Allowance for credit losses to total loans outstanding at end of period	0.87%	0.88%
Non-performing loans to total loans	0.39%	0.42%
Net charge-offs to average loans outstanding during period	0.20%	0.24%

During the year, our allowance for credit losses on loans decreased by $186,000, or 2.2%, primarily due to updates in prepayment assumptions and adjustments to qualitative and quantitative factors. These updates were made to reflect fewer delinquencies and decreased charge-offs in our expected credit loss analysis.

The following table sets forth the ratios of net charge-offs to average loans by loan category.

	Year Ended December 31,
	2025	2024
Net charge-offs to average loans outstanding
Commercial real estate loans:
Non-residential	(0.16)%	(0.09)%
Commercial loans	(0.36)%	(0.68)%
Consumer loans:
Indirect automobile	(0.36)%	(0.40)%
Other consumer	(0.66)%	(1.30)%

Net charge-offs decreased $462,000, or 19.3%, to $1.9 million for the year-ended December 31, 2025, compared to $2.4 million for the year ended December 31, 2024. The decline was primarily driven by lower net charge-offs in the indirect automobile, commercial, and other consumer loan portfolios, partially offset by higher net charge-offs in commercial real estate loans. Indirect automobile net charge-offs declined modestly as a percentage of average loans, reflecting lower charge-offs that were generally consistent with the reduction in average loan balances. Net charge-offs in the commercial loan portfolio declined as a percentage of average loans, primarily due to a large $524,000 commercial loan charge-off that occurred in 2024. Other consumer loans also experienced a decline in net charge-offs as a percentage of average loans, reflecting improved credit performance compared to the prior year.

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

	At December 31,
	2025			2024
		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in
		to Total	Category to		to Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

	(Dollars in thousands)
Commercial real estate loans:
Non-residential	$3,142	37.61%	43.61%	$2,675	31.33%	36.00%
Multi-family	490	5.87	11.26	313	3.67	10.77
Construction	—	—	0.94	—	—	2.73
Commercial loans	762	9.12	9.55	684	8.01	9.39
Residential real estate loans	739	8.85	10.45	575	6.73	8.89
Consumer loans:
Indirect automobile	3,050	36.51	22.31	4,133	48.40	30.33
Home equity	90	1.08	1.28	84	0.98	1.19
Other consumer	80	0.96	0.60	75	0.88	0.70
Total allowance	$8,353	100.00%	100.00%	$8,539	100.00%	100.00%

Investment Activities

We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities, municipal securities, deposits at the Federal Home Loan Bank (the “FHLB”) of New York, certificates of deposit of federally insured institutions, investment grade corporate bonds, equity securities and Small Business Investment Companies. At December 31, 2025, our investment portfolio had a fair value of $162.2 million and consisted primarily of U.S. Government securities, U.S. Government agency securities, including residential and collateralized mortgage-backed securities, municipal securities and corporate bonds in the form of subordinated bank debt.

Our investment objectives are to maximize portfolio yield over the long term and manage our risk profile in a manner consistent with liquidity needs, pledging requirements, asset/liability strategies and safety and soundness concerns. Our board of directors has overall responsibility for the investment portfolio, including reviewing and evaluating our investment policy on an annual basis. The Investment Committee of the board of directors, consisting of three directors, meets at least three times annually to review our portfolio’s performance, quality and composition, and provides reports to the full board of directors at the next monthly meeting of the full board following the meeting of the Investment Committee. The Investment Committee also reviews and discusses policy changes prior to their presentation to the full board. Management has the overall responsibility for implementing the investment policy and supervising our investment activities and performance. Management is also responsible for providing regular reports to the Investment Committee. The President and CEO is responsible for the overall supervision of the investment activity. The Chief Financial Officer is responsible for the implementation of our investment policy and strategy. The Controller is responsible for the accounting and reporting requirements of the policy.

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

The aggregate fair value of our FHLB common stock as of December 31, 2025 was $2.0 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the common stock represents its fair value. We owned shares of FHLB common stock at December 31, 2025 equal to what we were required to own to maintain our membership in the FHLB system and was necessary to support the balance of our advances. We are required to purchase stock as our outstanding advances increase and sell stock as the size of borrowings decrease. Our stock position is reviewed and adjusted weekly by the FHLB.

Evaluation of Securities Portfolio.   We evaluate securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, we evaluate whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. No allowance for credit losses for available-for-sale securities was recorded as of December 31, 2025.

Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2025. Weighted average yields are calculated by dividing the income by amortized cost. No tax equivalent adjustments were made in calculating the weighted average yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$2,007	3.72%	$33,685	3.68%	$—	—%	$—	—%	$35,692	$35,828	3.68%
Mortgage-backed securities – residential	7	3.43%	2,008	2.70%	5,250	2.67%	88,522	2.94%	95,787	88,980	2.92%
U.S. government agency securities	11,932	2.15%	6,609	3.14%	—	—%	—	—%	18,541	18,352	2.50%
Municipal securities	—	—%	1,622	1.91%	583	2.10%	—	—%	2,205	2,082	1.96%
Corporate bonds	—	—%	3,509	7.04%	13,800	4.69%	—	—%	17,309	16,589	5.17%
Other	—	—%	587	4.92%	—	—%	—	—%	587	372	4.92%
Total	$13,946	2.38%	$48,020	3.77%	$19,633	4.07%	$88,522	2.94%	$170,121	$162,203	3.26%

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

Deposit Accounts.  The substantial majority of our deposits are from depositors who reside in our primary market area. At December 31, 2025, our deposits totaled $1.10 billion. Brokered deposits are obtained when needed to build liquidity at favorable rates. We had no brokered deposits at December 31, 2025 or 2024. Deposits from related parties held at the Bank totaled approximately $12.2 million at December 31, 2025.

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

The following table sets forth the distribution of average deposit accounts, by account type, at the dates indicated.

	For the Years Ended December 31,
	2025			2024
	Average		Average	Average		Average
	Balance	Percent	Rate Paid	Balance	Percent	Rate Paid

	(Dollars in thousands)
Non-interest-bearing demand accounts	$236,431	22.16%	-%	$242,603	23.45%	-%
Interest-bearing demand accounts	120,816	11.32%	0.20%	124,061	11.99%	0.14%
Money market accounts	222,719	20.87%	2.62%	187,615	18.13%	2.65%
Savings accounts	132,153	12.38%	0.39%	141,189	13.65%	0.36%
Certificates of deposit	355,027	33.27%	3.89%	339,133	32.78%	4.58%
Total	$1,067,146	100.00%	1.91%	$1,034,601	100.00%	2.05%

As of December 31, 2025 and 2024, approximately $310.0 million and $278.3 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for regulatory reporting requirements, which includes affiliate deposits and collateralized deposits.

The following table summarizes total uninsured deposits based on the same methodologies and assumptions used for regulatory reporting:

	Years Ended December 31,
	2025	2024

	(Dollars in thousands)
Uninsured deposits, per regulatory requirements	$310,010	$278,329
Less affiliate deposits	(7,939)	(8,728)
Collateralized deposits	—	—
Uninsured deposits, after exclusions	$302,071	$269,601

Available liquidity(1)	$714,214	$613,696
Uninsured deposits coverage	236.4%	227.6%
Uninsured deposits after exclusions as a percent of total deposits	27.5%	26.4%
(1)	Includes cash and cash equivalents, unencumbered securities, lines of credit and remaining borrowing capacity from the FHLB and Federal Reserve Board.

As of December 31, 2025, the aggregate amount of certificates of deposits in denominations greater than $250,000 was $99.2 million. In addition, as of December 31, 2025, the portion of certificates of deposit in excess of the FDIC insurance limit of $250,000 was $45.9 million. The following table sets forth the maturity of those certificates as of December 31, 2025.

Maturity Period	Amount

(In thousands)
Three months or less	$8,008
Over three through six months	12,775
Over six through twelve months	19,901
Over twelve months	5,225
Total	$45,909

At December 31, 2025, $335.8 million of our certificates of deposit will mature during 2026. We monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a significant portion of these accounts upon maturity. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Borrowings.  We primarily borrow from the Federal Home Loan Bank of New York to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances or loans on the security of such stock and first mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided we meet certain creditworthiness standards. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the total amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Management” and Note 7 to the consolidated financial statements for further discussion of borrowings.

Rhinebeck Asset Management

Rhinebeck Asset Management, a division of Rhinebeck Bank, offers access to brokerage and retirement and financial planning services and life insurance and investment products to individuals and businesses throughout the Bank’s market area. Non-FDIC insured products include stocks, bonds, exchange-traded funds, mutual funds and professionally managed money advisory services. Investment and insurance products and services are offered through Osaic Institutions, Inc., a registered broker-dealer and investment advisor. Rhinebeck Asset Management receives both commissions and fees based on individual investments and/or advisory services purchased by clients. At December 31, 2025, Rhinebeck Asset Management had approximately $243.0 million in assets under management. We recorded non-interest income of $1.5 million for the division in 2025.

Subsidiaries

In addition to the Bank, we have one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5.0 million of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1,000 par value per share to Rhinebeck Bancorp, MHC. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by Rhinebeck Bancorp, MHC. All of the cash proceeds from the issuance of the junior subordinated debentures by Rhinebeck Bancorp, MHC were contributed as capital to the Bank. In connection with our reorganization in January 2019, all of the common stock of the Trust and the corresponding subordinated debentures issued by Rhinebeck Bancorp, MHC to the Trust were transferred to Rhinebeck Bancorp, Inc. At that time, the Trust became wholly-owned by, and the debt became an obligation of, Rhinebeck Bancorp, Inc. The trust preferred securities mature 30 years from the date of issuance and bear interest at a rate equal to the three-month CME term Secured Overnight

Financing Rate plus 2% and a relative spread adjustment of 0.26%. The interest rate on these securities at December 31, 2025 was 6.14%.

Personnel and Human Capital Resources

Our success is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values – “ICARE,” which stands for “Integrity, Community, Accountability, Respect, and Empathy.” To continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees to attract and retain superior talent. These programs include annual bonus opportunities, an Employee Stock Ownership Plan, an equity incentive plan, a matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, education reimbursement program, and employee assistance programs.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

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

As of December 31, 2025, we had 158 full-time employees and seven part-time employees. Approximately 44% of our employees are employed at our banking center and loan production offices, and another 56% are employed at our corporate headquarters. We believe our relationship with our employees to be generally good. None of our employees are represented by a collective bargaining agreement.

As of December 31, 2025, approximately 57% of our current workforce was female and 43% male. Our average tenure is seven years and six months.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, allowing remote work options, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Information about our Executive Officers

The following listing sets forth the name, principal position, recent business experience and age (as of December 31, 2025) of each executive officer:

Matthew J. Smith was appointed President and Chief Executive Officer (“CEO”) of Rhinebeck Bank in October 2025 and also serves on the Board of Directors. Mr. Smith has served in senior leadership roles in the financial services industry for more than a decade. Most recently, from November 2024 to October 2025, he served as Senior Executive Vice President and Chief Operating Officer of Columbia Financial, Inc. and Columbia Bank. From February 2022 to November 2024, Mr. Smith served as Chief Digital Banking Officer and Head of Enterprise Product, Marketing and Transformation at Webster Bank, following Webster Bank’s acquisition of Sterling National Bank. Prior to that, he served as Head of Digital Banking and Banking-as-a-Service at Sterling National Bank from January 2020 to February 2022 and as Chief Product and Marketing Strategy Officer of Sterling National Bank from October 2017 to January 2020. Age 42.

Jamie J. Bloom is the Chief Operating Officer at Rhinebeck Bank. She has over 30 years of financial services experience. She began her banking career at Rhinebeck Bank in 1994 as the Vice President of Sales. Age 59.

Kevin Nihill became the Chief Financial Officer and Treasurer of Rhinebeck Bank in July 2024. Prior to joining the Bank, Mr. Nihill served as Executive Vice President and Chief Financial Officer of St. Mary’s Bank, Manchester, New Hampshire beginning in 2021. Prior to joining St. Mary’s Bank, Mr. Nihill served as Senior Vice President, Treasurer of Berkshire Bank, Pittsfield, Massachusetts. Mr. Nihill is a Chartered Financial Analyst. Age 50.

James T. McCardle III joined Rhinebeck Bank in 2001 and was appointed Chief Credit and Risk Officer in January 2026, having served as our Chief Credit Officer since 2018. Prior, Mr. McCardle was the Chief Lending Officer for seven years and has held various titles since joining the Bank including VP, Commercial Lending, SVP Commercial Lending and SVP and Senior Lending Officer. Age 60.

Philip Bronzi joined the Bank in 2012 as the Vice President of Lending. He became the Senior Vice President of Lending in 2018 and was named Chief Lending Officer in 2021.  His career expands over 20 years in commercial lending with various banks in the Hudson Valley.  Age 50.

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

New York Banking Regulation

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

Federal Banking Regulation

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

Regulatory relief legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion an elective “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of between 8 to 10%. A “qualifying community bank” with capital exceeding the specified requirement that opts into the alternative framework is considered compliant with all applicable regulatory capital and leverage requirements and deemed “well capitalized” for prompt corrective action purposes, discussed below. A final rule was issued in November 2019 establishing the community bank leverage ratio at 9% Tier 1 capital to average total consolidated assets. The community bank leverage ratio option became effective

January 1, 2020. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%. Management has chosen not to utilize the community bank leverage ratio.

At December 31, 2025, Rhinebeck Bank exceeded all of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. At December 31, 2025, Rhinebeck Bank was classified as a “well capitalized” institution.

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

The Bank Secrecy Act and the USA PATRIOT Act. Rhinebeck Bank must comply with the anti-money laundering and countering the financing of terrorism provisions of the Bank Secrecy Act (the “BSA”) as amended by the USA PATRIOT Act of 2001, and implementing regulations issued by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury and the FDIC. Together, the BSA and the USA PATRIOT Act require Rhinebeck Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things. The USA PATRIOT Act of 2001 gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the BSA, USA PATRIOT Act, and other anti-money laundering and anti-terrorist financing statutes and their implementing regulations.

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

FDIC Improvement Act (“FDICIA”).  Under FDICIA, banks that meet certain asset thresholds are subject to more vigorous audit requirements. Part 363 of the FDIC’s regulations, which implement FDICIA, requires an internal control over financial reporting integrated audit by independent auditors for banks that meet the requisite asset thresholds. Rhinebeck Bank complied with all applicable Part 363 requirements in 2024 and 2025. In November 2025, the FDIC issued a final rule that modified certain of the asset thresholds in Part 363. Effective January 1, 2026, the thresholds to trigger Part 363’s requirement for a management report that includes an assessment of the effectiveness of internal controls over financial reporting, and for an independent public accountant’s attestation report on those controls, increased from $1 billion to $5 billion. Further, the threshold to trigger Part 363’s requirement to have an independent audit committee increased from $1 billion to $5 billion.

Privacy Regulations.  Cybersecurity is a focus of federal and state regulators. The federal banking agencies have adopted regulations for consumer privacy protection that require financial institutions to adopt procedures to protect customers and their “non-public personal information.” Federal law and regulations generally require that Rhinebeck Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and, subject to certain exceptions, annually thereafter. In addition, Rhinebeck Bank is required to provide its customers with the ability to “opt-out” of having their non-public personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Effective March 1, 2017, NYSDFS regulations required financial institutions including Rhinebeck Bank, to, among other things: (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and non-public information; and (iii) designate a Chief Information Security Officer. In November 2023, NYSDFS amended these regulations to include heightened governance requirements and to expand the breadth and depth of required policies and procedures, among other things.

Community Reinvestment Act.   Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications to establish branches and acquire other financial institutions. The CRA and the implementing regulations currently utilized by the FDIC require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Rhinebeck Bank’s latest FDIC CRA rating was “Satisfactory.”

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

Possible Conversion of Rhinebeck Bancorp, MHC to Stock Form.  On February 10, 2026, Rhinebeck Bancorp, MHC adopted a Plan of Conversion and Reorganization, pursuant to which Rhinebeck Bancorp, MHC is proposing to convert from the mutual holding company structure to the fully public stock holding company structure, in a transaction commonly referred to as a “second-step conversion.” The second-step conversion requires the approval of the NYSDFS and the Federal Reserve Board, as well as the depositors of Rhinebeck Bank and the stockholders of Rhinebeck Bancorp, Inc.

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

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, Rhinebeck Bank had no capital loss carryovers.

Corporate Dividends.  We may generally exclude from our income 100% of dividends received from Rhinebeck Bank as a member of the same affiliated group of corporations. As of December 31, 2025, no dividends had been paid by Rhinebeck Bank.

Audit of Tax Returns.  Rhinebeck Bank’s federal income tax returns have not been audited in the most recent three-year period.

State Taxation

New York State Taxation. Rhinebeck Bancorp and Rhinebeck Bank report income on a combined fiscal year basis to New York State. The statutory tax rate is currently 6.5% for general business taxpayers, and 7.25% for general business taxpayers with a business income base of more than $5.0 million. An alternative tax of 0.1875% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is not applicable for tax years beginning January 1, 2027. Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State; this is the case for Rhinebeck Bank.

Maryland State Taxation. As a Maryland business corporation, Rhinebeck Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

Item 1A.  Risk Factors

In addition to factors discussed in the description of our business and elsewhere in this report, the following are factors that could adversely affect our future results of operations and financial condition.

Risks Related to Our Lending Activities

Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations.

We emphasize the origination of commercial real estate and commercial business loans. At December 31, 2025, our commercial real estate (which includes multi-family real estate loans and commercial construction loans) and commercial business loans totaled $626.3 million, or 65.4% of our loan portfolio. While these types of loans are potentially more profitable than residential mortgage loans due primarily to bearing generally higher interest rates and larger balances, they present greater risk due to greater dependency on the successful operation of the properties and are generally more sensitive to regional and local economic conditions, making future losses more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. In addition, changes in consumer preferences about where they work, live, shop and eat can also impact commercial real estate, which could result in declines in occupancy and declines in property values. If loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loans. See “Item 1. Business — Loan Underwriting Risks.”

Our automobile loan portfolio exposes us to increased credit risks.

At December 31, 2025, $213.8 million, or 22.3% of our total loan portfolio and 16.4% of our total assets, consisted of indirect automobile loans and $4.6 million, or 0.5% of our total loan portfolio, consisted of automobile loans that we also originated directly. Automobile loans are inherently risky as they are secured by assets that may be difficult to locate, have high loan-to-value ratios, and can depreciate rapidly. In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, our consumer lending activities are subject to numerous consumer protection laws and regulations, and the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers, and reliance on automobile dealers to comply with fair lending practices. We also rely on dealerships to ensure our security interest in the financed vehicles is perfected. See “Item 1. Business — Loan Underwriting Risks.”

Our allowance for credit losses may not be sufficient to cover actual loan losses.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the lifetime expected losses on loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers, the strength of the economy and the value of the real estate, automobiles and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our historic loss experience and our evaluation of economic conditions and other qualitative factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary.

The allowance for credit losses is dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgements. There can be no assurance that our allowance for credit losses will be adequate to cover actual losses. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Significant additions to the allowance could materially decrease our net income.

Our non-owner occupied commercial real estate loans may expose us to increased credit risk.

At December 31, 2025, $261.6 million, or 27.3% of our total loan portfolio and 48.9% of our commercial real estate loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Further if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws or regulations may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

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

General business, political and economic conditions, including inflation, unemployment, money supply fluctuations, the imposition of tariffs or other domestic or international governmental policies and the shape of the interest rate curve may adversely affect our profitability. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	our allowance for credit losses may increase;
●	demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
●	inflation may accelerate, which may increase our operating costs and also may increase real estate costs and lower customer buying power, thereby reducing loan demand;
●	the value of our securities portfolio may decrease;
●	collateral for loans may decline in value, thereby reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
●	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments may decline as inflation reduces the purchasing power of money. Although inflation moderated during 2024 and 2025, price levels remained elevated as of December 31, 2025, and interest rates remained higher than historical norms. Elevated inflation and interest rates have adversely affected, and may continue to adversely affect, the fair value of our investment securities, particularly longer-duration, fixed-rate securities, and have increased our non-interest expenses. In addition, inflation and higher costs of living and doing business may adversely affect our customers’ financial condition and their ability to repay loans. A deterioration in economic conditions in the United States or our primary market areas could result in increased loan delinquencies and non-performing assets, declines in collateral values, and reduced demand for our products and services, which could materially and adversely affect our business, financial condition, and results of operations.

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

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

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

Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Changes in market interest rates may also affect the demand for our products and services, and competition for deposits. Conversely, if interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our investment securities portfolio. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Stockholders’ equity, specifically accumulated other comprehensive income (loss), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders’ equity. On December 31, 2025, we recorded an accumulated other comprehensive loss, net of tax, of $6.3 million related to net changes in the fair value of our available-for-sale investment securities portfolio.

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

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board or regulatory actions that decrease customer access to particular products. If customers move money out of deposits, we may lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on interest rates paid on deposits and on the acceptance of brokered deposits. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

Other primary sources of funds consist of cash flows from operations and sales of investment securities and borrowings from the FHLB of New York and the Federal Reserve Board. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our liquidity is also affected by a decrease in the sale of mortgage loans as a result of our decision to retain more mortgage loans in the portfolio, higher market interest rates negatively impacting originations, a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Risk Related to Our Business Strategy

Our long-term business strategy involves organic growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

After experiencing a decline in total assets, including the intentional decrease in automobile loans and a planned securities portfolio repositioning in 2024, our balance sheet stabilized in 2025 and total assets increased by $46.0 million, or 3.7%, from $1.26 billion at December 31, 2024 to $1.30 billion at December 31, 2025. We expect to continue pursuing sustainable organic growth in total assets and deposits going forward, accompanied by a corresponding increase in the scale and complexity of our operations. Achieving our organic growth objectives will depend on several factors, including our ability to attract new customers from competing financial institutions, retain and recruit experienced bankers, identify and pursue attractive lending and deposit-gathering opportunities, and compete effectively within our market area. In addition, we plan to expand our lending beyond our current market areas, which could result in additional risk related to those new market areas. We may enter into strategic partnerships with third parties to expand our product offerings, facilitate deposit account openings and grow core deposits.

Although we believe we have the management depth, infrastructure, and systems necessary to support our planned growth, we may not be able to secure appropriate growth opportunities or successfully execute our strategy. If we are unable to identify or implement third party partnerships, we may not fully achieve our growth objectives. Further, to the extent such third party arrangements result in new products, we may be need to hire personnel or rely on the expertise of such third parties. If we fail to grow as expected, or if we are unable to manage growth effectively, we may not be able to execute our business plan, which could adversely affect our financial condition and results of operations. If appropriate opportunities present themselves, we may engage in other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

Our inability to tailor our retail delivery model to respond to consumer preferences in banking may negatively affect earnings.

Our branch network continues to be a very significant source of new business generation, however, consumers continue to migrate much of their routine banking to self-service channels. In recognition of this shift in consumer patterns, we regularly review our branch network, which can result in branch consolidation accompanied by the enhancement of our capabilities to serve its customers through alternate delivery channels. In that regard, we expect to devote substantial time and resources to improving our digital products and services. The success of these initiatives will depend on, among other things, whether our upgraded technology and digital solutions are received favorably by our customers and employees and improves their experiences and interactions with us. If we are unable to fully implement the digital offerings or successfully achieve these objectives with customers, the anticipated benefits of these initiatives may not be realized fully, or at all, or may take longer to realize than expected or we may experience significant customer attrition.

We may pursue acquisitions of other financial institutions, branch offices, lines of business, or lift-outs of lending or deposit gathering teams from other financial institutions.

We will evaluate merger and acquisition opportunities of other financial institutions, branch offices, lines of business, or lift-outs of lending and deposit-gathering teams from other financial institutions. As a result, negotiations may take place and future mergers or acquisitions, with consideration consisting of cash and/or equity securities, may occur. We would seek merger and acquisition opportunities that offer us the potential to expand our market footprint or improve profitability through economies of scale or expanded services. Increased expenses associated with acquiring other institutions, branches, lines of business or teams may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things: payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term; potential exposure to unknown or contingent liabilities and potential asset quality problems of acquired assets; potential volatility in reported income associated with goodwill impairment losses; difficulty and expense of integrating acquired operations or personnel; inability to realize expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits of the acquisition; potential disruption to our business and diversion of our management’s time and attention; the possible loss of key employees and customers of acquired businesses; and potential changes in banking or tax laws or regulations that may affect the target company or business.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and our depositors and borrowers rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, executive orders, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

The fiscal, monetary and regulatory policies of the federal government and its agencies could have an adverse effect on our results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit environment. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. Government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. The Federal Reserve Board’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve Board and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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

We are subject to stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

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

The application of stringent capital requirements could, among other things, require us to maintain higher capital levels resulting in lower returns on equity, raise capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. See “Item 1. Supervision and Regulation — Federal Bank Regulation — Capital Requirements.”

Risks Related to Our Business and Operations

Strong competition within our market area may reduce our profits and slow growth.

We face strong competition in making loans and attracting deposits. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, which may reduce our net interest income. Many of the institutions with which we compete have substantially greater resources, lending limits and efficiencies of scale than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets. Competition also makes it more difficult and costly to attract and retain qualified employees. For more information about our market area and the competition we face, see “Item 1. Business — Market Area” and “— Competition.”

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses may reduce our profits.

Our non-interest expenses totaled $39.0 million and $36.8 million for the years ended December 31, 2025 and 2024, respectively. Although we have achieved certain efficiencies, our efficiency ratio, comparative to peers, remains high. Our efficiency ratio totaled 73.12% and 82.34% for the years ended December 31, 2025 and 2024, respectively. Our business strategy includes growth, expansion of our market area, and improvements in technology and product offerings, which are intended to produce efficiencies and long-term cost savings but may increase our expenses in the short-term. Failure to control or maintain our expenses may reduce future profits.

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals who comprise our senior management team and top-producing lenders. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation and our wealth management business. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income. Further, competition for qualified employees and personnel in the banking industry is intense. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing the periodic reports we file under the Securities Exchange Act of 1934, including our consolidated financial statements, we are required to make estimates and assumptions as of specified dates. These estimates and assumptions are based on our best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, the determination of our deferred income taxes and our determination of goodwill impairment.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for integrity, reliability, customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions, generally unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents, errors in the use of artificial intelligence and questionable or fraudulent activities of our customers. In addition, third parties with whom we have relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative information about us, whether or not accurate, could impact the our reputation and business. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

Risks Related to Our Wealth Management Business

Our wealth management business is subject to risks associated with the industry and strong competition for clients.

At December 31, 2025, our wealth management division, Rhinebeck Asset Management, had approximately $243.0 million in assets under management. Rhinebeck Asset Management’s operations may present risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry and Rhinebeck Asset Management’s results of operations are subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Significant fluctuations in interest rates and securities prices may affect the value of the assets managed by Rhinebeck Asset Management and may also influence financial advisor and investor decisions regarding whether to invest in, or maintain an investment in, one or more of our wealth management solutions. The clients of Rhinebeck Asset Management are generally free to change financial advisors or withdraw the funds they have invested at any time. Significant changes in investing patterns or large-scale withdrawal of investment funds could have an adverse effect on this line of business. In addition, new or modified regulations may adversely affect our wealth management services.

Due to strong competition, our wealth management business may not be able to retain existing clients or attract new clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services, and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted. In addition, our wealth management operations are dependent on a small number of established financial advisors and other service providers, whose departure could result in the loss of a significant number of client accounts.

Risks Related to Privacy, Security and Technology

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, such as the Gramm-Leach-Bliley Act, which, among other things, requires privacy disclosures, and maintenance of a robust security program, which are subject to change and that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities, including our expansion of digital and online offerings. New laws or changes to existing laws may increase our costs of compliance, could reduce income from certain business initiatives and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our reputation, financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material impact on our operations or a material adverse effect on our financial condition and results of operations.

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

Our board of directors takes an active role in our cybersecurity risk management and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our virtual Chief Information Security Officer and Chief Technology Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. Our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, the board’s ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

Technological changes may adversely impact our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services, which increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. As part of our business strategy, we intend to make significant investments in technology to modernize and improve our product offerings. We may not be able to effectively implement new, technology-driven products and services, to recoup the costs associated with such improvements, or be successful in marketing these products and services to our customers, which failure could have a material adverse effect on our business, financial condition or results of operations.

Implementation of new technology may also heighten our cyber and data security risks. Artificial intelligence (“AI”) and machine learning applications are a recent example of an emerging technology providing significant value to operations and service that also present additional risks for consideration. AI models may rely on complex algorithms and vast datasets. Errors, biases, or generating false information in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention. AI systems also may process sensitive customer data, and security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties and damages to customer trust. In addition to risks associated with direct adoption of AI applications by us, we face the risk of associates utilizing unauthorized publicly sourced AI tools to complete business functions. Unauthorized use of AI tools could lead to the unintended exposure of confidential data, use of inaccurate results, and a number of other risks. Additionally, third-party service providers are quickly embedding AI capabilities in their technology to provide more robust and efficient services. Some embedded AI capabilities could risk the exposure of confidential company data if being used in a multi-tenant environment or being used to train AI systems.

Risks Relating to Ownership of Our Common Stock

We may not pay any dividends on our common stock.

Our board of directors has the authority to declare dividends on our shares of common stock, subject to our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, general economic conditions, our business strategy, and other factors the board of directors deems relevant. However, no decision has been made with respect to the amount, if any, and timing of any dividend payments. We cannot assure you that we will pay dividends in the future, or that any such dividends will not be reduced or eliminated in the future. See “Item1. Business — Waivers of Dividends by Rhinebeck Bancorp, MHC.”

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

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in their best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Company’s board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of the Company’s securities.

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

Management’s Role in Managing Risk

The risk management function is led by the Chief Credit and Risk Officer (“CRO”), the Chief Technology Officer (“CTO”), the Information Security Officer, and the virtual Chief Information Security Officer (“vCISO”) employed by DeepSeas Security, a cyber defense services business that partners with customers to reduce cybersecurity risks and the related costs. The vCISO and the CEO each play a pivotal role in informing the Board of Directors on cybersecurity risks. They provide comprehensive briefings to both the Board and the Audit Committee at least once per year and more frequent as needed. These briefings encompass a broad range of topics, including:

●	The current cybersecurity landscape and emerging threats;
●	The status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and issues identified from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.
●	Vulnerability/patch reporting for end points on the Bank’s network

In addition to our regularly scheduled Board meetings, the CRO, the CTO, the vCISO and the CEO regularly communicate regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the Board, ensures the Board’s oversight is proactive and responsive. The Board of Directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Rhinebeck Bank. The Board of Directors closely reviews the annual vCISO report of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

The vCISO and the Information Security Officer directly report to the CRO. The vCISO, CRO, the CTO, and Information Security Officer meet regularly to discuss both internal and external cybersecurity risks and incidents. The CRO, the CTO and the Information Security Officer also regularly meet with the CEO to update him on any cybersecurity risks and incidents affecting us. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Rhinebeck Bank. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

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

Item 2.     Properties

At December 31, 2025, we conducted business through our corporate office and 12  retail banking offices located in Rhinebeck, Fishkill, Goshen, Hopewell Junction, Hyde Park, Kingston, Newburgh, Poughkeepsie (three branch offices), Red Hook and Warwick, one representative office in Albany to originate commercial and indirect automobile loans, and one representative office in Poughkeepsie for financial services. We own six and lease nine properties, and own three other buildings situated on land controlled under long-term leases. At December 31, 2025, the net book value of our land, buildings, furniture, fixtures and equipment was $13.6 million.

Item 3.     Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is listed on The NASDAQ Capital Market under the symbol “RBKB”. At February 28, 2026, the Company had 302 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 247,506 shares of its common stock, of which 39,398 shares remain available for repurchase. The repurchase plan has no expiration date.

In July 2025, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 540,000 shares of its common stock, of which all shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended December 31, 2025.

The following table provides information regarding repurchases of the Company’s common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	-	-	-	-
November 1 - 30, 2025	-	-	-	-
December 1 - 31, 2025	8,108	$11.76	8,108	579,398
Total	8,108	$11.76	8,108	579,398

There were no sales of unregistered securities during the quarter ended December 31, 2025.

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

Provision for Credit Losses on loans. The allowance for credit losses is a valuation allowance for the estimated lifetime credit losses. The allowance for credit losses is increased through charges to the provision for credit losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for credit losses when realized.

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

Business Strategy

In October 2025, Matthew J. Smith was appointed President and Chief Executive Officer of Rhinebeck Bank and its holding companies, Rhinebeck Bancorp and Rhinebeck Bancorp, MHC, to lead Rhinebeck Bank into its next phase of growth and innovation. Mr. Smith’s executive leadership experience includes overseeing community bank operations, spearheading the implementation of digital banking and banking-as-a-service programs and integrating acquired financial institutions. As we realign our strategies for growth, we intend to continue to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service.

Our current business strategy includes the following key components, which are designed to improve earnings by expanding our net interest margin, increasing non-interest income and improving efficiency:

•	Emphasize relationship-based commercial lending. Following the completion of our holding company reorganization and minority stock issuance in 2019, we began our expansion as a commercial lender. Our commercial real estate loan portfolio (which includes multi-family real estate and commercial construction loans) and commercial business loan portfolio have grown from $223.0 million and $83.2 million, or 32.9% and 12.2% of our total loan portfolio, respectively, at December 31, 2019 to $534.7 million and $91.5 million, or 55.8% and 9.5% of our total loan portfolio, respectively, at December 31, 2025. We believe that commercial real estate and commercial business lending offer opportunities to invest in our community, increase the overall yield earned on our loan portfolio and manage interest rate risk. We intend to continue to increase originations of these types of loans in our primary market area and may consider hiring additional lenders as well as originating loans secured by properties located in areas that are contiguous to our current market area.

Increasing our commercial real estate loans and commercial business loans involves risk, as described in “Risk Factors—Risks Related to Our Lending Activities—Our emphasis on commercial real estate and commercial business lending involves risks that could adversely affect our financial condition and results of operations” and “—Our non-owner occupied commercial real estate loans may expose us to increased credit risk.”

•	Grow and enhance our low-cost deposit base. Deposits are our primary source of funds for lending and investment. Core deposits, which we define as all non-time deposits, are a lower-cost and more stable source of funds than time deposits. We are making a concerted effort to increase these lower-cost transaction deposit accounts following a period of relatively higher interest rates during which customers migrated to higher-cost time deposits. As of December 31, 2025, core deposits totaled $720.4 million, or 65.6% of total deposits. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products.

We are also developing a full suite of treasury management services for business customers to encourage commercial borrowers to maintain deposit accounts with us and to generate recurring fee income. We view treasury management as a core strategic capability that will support both deposit growth and non-interest income diversification. We may also enter into strategic partnerships, including banking-as-a-service partnerships, to facilitate new account openings and provide a low-cost method to attract and retain core deposits.

•	Invest in technology to improve efficiency and support scalable growth. We emphasize disciplined expense management to support sustainable profitability and operating leverage. We are investing in updated technology and digital capabilities to improve efficiency, enhance customer experience, and support scalable growth. We currently offer the convenience of certain technology-based products, such as mobile deposit capture, bill pay, card valet, and internet and mobile banking. We may invest in additional initiatives, including enhanced digital account opening, improved self-service capabilities, automation of manual workflows, and selective use of advanced analytics to support operational efficiency and decision-making, including potential applications of artificial intelligence products. Management will monitor efficiency metrics relative to our peer institutions and aims to adjust our resource allocation to maintain competitiveness while preserving service quality.
•	Increase household penetration and non-interest income through private banking services. We are focused on meeting the entire financial needs of our customer base by offering a full complement of banking solutions. Our customer relationships provide opportunities for cross-selling products to existing customers to deepen our “share of wallet.” Further, we plan to explore establishing a private banking offering, designed as a relationship-led, advice-driven financial services model for mass-affluent and emerging-affluent individuals, business owners, professionals, and families whose needs exceed traditional retail banking but who are underserved or excluded by the high minimums and rigid structures of larger regional and national banks. Our existing wealth management business will serve as a natural complement to private banking offerings and provide an opportunity for household-level relationship expansion among both bank customers and wealth management clientele.
•	Continue to originate consumer loans and provide residential real estate loans through third party partnerships as a complementary offering to support deposit and multi-product relationships. Although we intend to emphasize commercial lending, our retail banking franchise serves as a primary engine for core deposit growth and long-term relationship expansion. Accordingly, we will continue to offer historic retail lending products with a focus on the acquisition, retention and optimization of stable, low-cost deposits, rather than transaction-driven consumer lending growth. Consumer lending products will be positioned as complementary offerings designed to support broader relationships.
•	Manage credit risk to maintain a low level of non-performing assets. We believe that credit risk management is foundational to our strategy. We maintain a comprehensive enterprise risk management framework designed to identify, measure, monitor, and control risks across all business activities. Risk governance is supported by board oversight, management committees, documented risk appetite parameters, and independent testing and assurance functions. Policies, procedures, and internal controls are reviewed and enhanced as our business model evolves to ensure continued compliance with regulatory requirements and safe and sound operations. We have established an experienced credit team and implemented well-defined policies, a thorough and efficient loan underwriting process, and active credit monitoring. We emphasize conservative underwriting standards, and management believes that maintaining strong governance and control discipline enables us to pursue growth opportunities responsibly while protecting customers, shareholders, and the communities we serve. Our nonperforming assets were $3.7 million, or 0.28% of total assets, as of December 31, 2025. We intend to continue to support our investment in our commercial credit department as we grow our commercial loan portfolio.
•	Expand our market area through organic growth, while also considering opportunistic acquisitions. We believe opportunities exist to both increase our market share in our historical markets and to continue our growth in contiguous or other counties with desirable characteristics. We intend to grow our balance sheet organically on a managed basis. We may also consider establishing de novo branches. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. These opportunities may include strategic acquisitions of other financial institutions, financial services companies, branch offices or lines of business, or lift-outs of lending or deposit-gathering teams from other financial institutions, although we have no current plans or understandings regarding any acquisitions.

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

The following accounting policy materially affects our reported earnings and financial condition and requires significant judgments and estimates.

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

Our allowance for credit losses for loans totaled $8.4 million and $8.5 million as of December 31, 2025 and December 31, 2024, respectively. The $186,000 decrease in our allowance for credit losses for loans was primarily driven by a decrease in our collectively evaluated loans, partially offset by an increase in the allowance for credit losses on individually analyzed loans.

The quantitative component of our allowance for credit losses on collectively evaluated loans, which is largely based on a selection of various economic forecasts, decreased by $181,000 as of December 31, 2025, when compared to December 31, 2024. The decrease was primarily attributable to decreased loan balances of indirect automobile loans, partially offset by an update to our loss driver analysis that had an unfavorable impact on the commercial real estate loan probability of default (“PD”) and loss given default (“LGD”) factors in the CECL model.

The qualitative component of our allowance for credit losses (“ACL”), which is largely based on management’s judgment of qualitative loss factors, decreased during 2025 to account for decreased delinquency and lower net charge-

offs. A more conservative underwriting approach on our automobile loan portfolio has decreased delinquency rates, and this combined with a simultaneous increase in collateral values, has resulted in decreases to forecasted net charge-offs. Moderate qualitative adjustments were made to account for both of these risks. We also retained moderated qualitative adjustments related to economic conditions as inflationary pressures and higher interest rates continue to have an adverse effect on both consumers and businesses.

The following table shows the change in the ACL for collectively evaluated loans:

	December 31, 2025	December 31, 2024	Increase/(Decrease)

	(In thousands)
Commercial real estate:
Construction	$—	$—	$—
Non-residential	$3,142	$2,675	$467
Multifamily	$490	$313	$177
Commercial and industrial	$580	$664	$(84)
Residential real estate	$740	$575	$165
Consumer:
Indirect automobile	$2,824	$3,994	$(1,170)
Home equity	$90	$84	$6
Other consumer	$66	$75	$(9)
Total	$7,932	$8,380	$(448)

Our allowance for credit losses for collectively evaluated loans totaled $7.9 million as of December 31, 2025, which included $2.8 million of allowance related to indirect automobile loans. In comparison, our allowance related to indirect automobile loans totaled nearly $4.0 million as of December 31, 2024, a reduction of nearly $1.2 million. The allowance amount attributed to qualitative adjustments at year end for indirect automobile loans was $1.3 million, a decrease of approximately $410,000 from December 31, 2024. As previously mentioned, actual as well as forecasted decreases in delinquencies and net charge-offs for automobile loans drove management’s decrease in qualitative loss factors.

Our allowance for credit losses for individually analyzed loans is determined using the fair value of the collateral, less estimated selling costs, as applicable. As of December 31, 2025, our allowance for credit losses on individually analyzed loans increased $262,000 from December 31, 2024. This increase was primarily due to an increase of individually analyzed commercial and indirect automobile loans.

As noted above, we consider a number of variables in our evaluation of the adequacy of the allowance for credit losses. The most significant variables are portfolio growth and any changing historical loss trends within the specific business segments. As of December 31, 2025, $191,000 of the decrease in our allowance for credit losses reflected the reduction in indirect automobile loan originations. Based on our model, if all segments of the portfolio grew by an additional 5% on a year-over-year basis, our allowance for credit losses as of December 31, 2025 would have increased by $395,000 to $8.7 million, holding all other variables constant. Conversely, if all segment balances of our loan portfolio had fallen by 5% during the year ended December 31, 2025, our allowance for credit losses would have decreased by $395,000 to $8.0 million, holding all other variables constant.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for 2025 and 2024.

	At December 31,
	2025	2024

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,301,766	$1,255,765
Cash and cash equivalents	101,986	37,484
Securities available-for-sale	162,203	159,947
Loans receivable, net	953,385	971,779
Bank owned life insurance	30,996	30,193
Goodwill and other intangibles	2,341	2,401

Total liabilities	1,164,914	1,133,932
Deposits	1,097,340	1,020,783
Federal Home Loan Bank advances	25,153	69,773
Subordinated debt	5,155	5,155

Total stockholders’ equity	$136,852	$121,833

	For the Year Ended December 31,
	2025	2024

	(In thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$68,873	$63,222
Interest expense	22,480	25,527
Net interest income	46,393	37,695
Provision for credit losses	1,659	2,800
Net interest income after provision for credit losses	44,734	34,895
Non-interest income (loss)	6,971	(8,984)
Non-interest expense	39,020	36,848
Income (loss) before income tax expense	12,685	(10,937)
Income tax expense (benefit)	2,640	(2,317)
Net income (loss)	$10,045	$(8,620)
Earnings (loss) per share (diluted)	$0.92	$(0.80)

	At or For the Year Ended December 31,
	2025	2024
Performance Ratios:
Return (loss) on average assets(1)	0.78%	(0.67)%
Return (loss) on average equity(2)	7.77%	(7.31)%
Interest rate spread(3)	3.23%	2.44%
Net interest margin(4)	3.89%	3.17%
Efficiency ratio(5)	73.12%	82.34%
Average interest-earning assets to average interest-bearing liabilities	134.72%	133.68%
Total loans to total assets	73.61%	77.64%
Equity to assets(6)	10.09%	9.23%

Capital Ratios(7):
Total capital (to risk-weighted assets)	14.40%	12.63%
Tier I capital (to risk-weighted assets)	13.57%	11.81%
Common equity Tier 1 capital (to risk-weighted assets)	13.57%	11.81%
Tier 1 capital (to adjusted total assets)	10.62%	10.07%

Asset Quality Ratios:
Allowance for credit losses as a percent of total loans	0.87%	0.88%
Allowance for credit losses as a percent of non-performing loans	225.76%	206.56%
Net charge-offs to average outstanding loans	0.20%	0.24%
Non-performing loans as a percent of total loans	0.39%	0.42%
Non-performing assets as a percent of total assets	0.28%	0.33%

Other Data:
Book value per common share	$ 12.28	$ 10.98
Number of offices(8)	15	15
(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Represents average equity divided by average total assets.
(7)	Capital ratios are for Rhinebeck Bank only. Rhinebeck Bancorp, Inc. is not subject to the minimum consolidated capital requirements as a small bank holding company with assets less than $3.0 billion.
(8)	Includes our corporate office, 12 branch offices and two representative offices.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets.  Total assets were $1.30 billion at December 31, 2025, representing an increase of $46.0 million, or 3.7%, compared to $1.26 billion at December 31, 2024. The increase was primarily due to increases in: cash and cash equivalents of $64.5 million, or 172.1%, available for sale securities of $2.3 million, or 1.4%, and other assets of $2.1 million, or 9.0%. The increase in total assets was partially offset by decreases in net loans of $18.4 million, or 1.9%, deferred tax assets of $3.2 million, or 39.1%, and FHLB stock of $2.0 million, or 50.6%.

Cash and Cash Equivalents.  Cash and cash equivalents increased by $64.5 million, or 172.1%, to $102.0 million as of December 31, 2025, compared to $37.5 million as of December 31, 2024. This increase was primarily driven by increases in interest-earning deposits and cash inflows from loan maturities during the year, offset by a decrease in Federal Home Loan Bank advances.

Investment Securities Available for Sale.  Investment securities available for sale increased $2.3 million, or 1.4%, to $162.2 million at December 31, 2025 from $159.9 million at December 31, 2024. The increase was due to $49.0 million in purchases and a $5.3 million reduction in unrealized losses, partially offset by $52.2 million in paydowns, calls, and maturities. The $5.3 million reduction in unrealized losses was primarily due to the balance sheet restructuring in 2024 in which we sold lower-yielding securities and reinvested the proceeds in higher-yielding securities with a shorter duration.

Net Loans.  Net loans receivable were $953.4 million at December 31, 2025, a decrease of $18.4 million, or 1.9%, as compared to $971.8 million at December 31, 2024. The decrease was primarily due to a decrease in indirect automobile loans of $81.9 million, or 27.7%, reflecting a strategic decision to decrease that loan portfolio as a percentage of the balance sheet. At December 31, 2025, indirect automobile loans were 16.4% of assets, compared to 23.5% at December 31, 2024. Partially offsetting the decrease in automobile loans were increases in commercial real estate loans of $52.1 million, or 10.8%, and residential real estate loans of $13.4 million, or 15.5%. The increase in commercial real estate loans was primarily due to four loans totaling $43.3 million secured by a 2-4 family unit, a retail shopping center, a medical building and an auto dealership. The increase in residential real estate loans reflected the strategic decision to hold new production in our portfolio instead of selling these loans.

Allowance for Credit Losses. During the year, the allowance for credit losses decreased $186,000, or 2.2%, reflecting a decrease of expected losses in our loan portfolio due to the decrease in loans, particularly automobile loans that carry a higher general reserve, partially offset by an increase in the allowance for credit losses on individually analyzed loans primarily due to the increase in commercial and industrial loans. Non-accrual loans decreased $434,000, or 10.5%, to $3.7 million at December 31, 2025 from $4.1 million at December 31, 2024. We had no other real estate owned as of December 31, 2025 or 2024. Past due loans decreased $2.2 million, or 13.0%, between December 31, 2024 and December 31, 2025, finishing at $14.5 million, or 1.52%, of total loans, down from $16.7 million, or 1.71%, of total loans at year-end 2024. The decrease was most notable in indirect automobile loans, reflecting the positive impact of more conservative underwriting standards. Our allowance for credit losses was 0.87% of total loans and 225.76% of non-performing loans at December 31, 2025 as compared to 0.88% of total loans and 206.56% of non-performing loans at December 31, 2024.

Federal Home Loan Bank Stock. FHLB stock decreased $2.0 million, or 50.6%, to $2.0 million at December 31, 2025, from $4.0 million at December 31, 2024, primarily due to a reduction in the shares required to support borrowing activity as advances from the FHLB decreased.

Deferred Tax Assets. Deferred tax assets decreased $3.2 million, or 39.1%, to $4.9 million at December 31, 2025, primarily due to a decrease in the unrealized loss on available for sale securities resulting from the balance sheet restructuring in 2024. The unrealized loss on available for sale securities, net of taxes, was $6.3 million at December 31, 2025 as compared to $10.5 million at December 31, 2024.

Total Liabilities.  Total liabilities increased $31.0 million, or 2.7%, to $1.16 billion at December 31, 2025 from $1.13 billion at December 31, 2024 primarily due to an increase in deposits of $76.6 million, partially offset by a decrease in advances from the FHLB of $44.6 million, or 64.0%.

Deposits.  Deposits increased $76.6 million, or 7.5%, to $1.10 billion at December 31, 2025 from $1.02 billion at December 31, 2024. Interest bearing accounts increased $87.4 million, or 11.2%, to $870.1 million while non-interest bearing balances decreased $10.9 million, or 4.6%, finishing the year at $227.3 million. The increase in interest bearing accounts represented an increase in money market deposits of $53.4 million, or 28.3%, and time deposits of $39.3 million, or 11.6%, which was offset by a decrease in savings accounts of $5.4 million, or 4.1%. The growth in money market accounts and time deposits were primarily due to depositors seeking higher interest rates, which contributed to the decrease in non-interest bearing and lower interest-bearing deposits.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $21.9 million and $13.8 million, respectively, at December 31, 2025. At December 31, 2024, we had reciprocal deposits obtained through CDARS and ICS networks of $25.4 million and $13.5 million, respectively. We had no brokered deposits at December 31, 2025 and 2024.

Borrowed Funds.  Advances from the FHLB decreased $44.6 million, or 64.0%, from $69.8 million at December 31, 2024 to $25.2 million at December 31, 2025 primarily due to increased cash balances and deposit growth, which were used to reduce outstanding borrowings.

Stockholders’ Equity. Stockholders' equity increased $15.0 million, or 12.3%, to $136.9 million at December 31, 2025. The increase was primarily due to net income of $10.0 million and a decrease in accumulated other comprehensive loss of $5.0 reflecting the results of the balance sheet restructuring. Our ratio of average equity to average assets was 10.09% for the year ended December 31, 2025 and 9.23% for the year ended December 31, 2024.

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

Net Income.  Net income for the year ended December 31, 2025 was $10.0 million, compared to net loss of $8.6 million for the year ended December 31, 2024, an increase of $18.7 million. Diluted earnings per share was $0.92 for the year ended December 31, 2025, compared to diluted loss per share of $0.80 for the year ended December 31, 2024. The increase in net income for the year ended December 31, 2025 was primarily due to a balance sheet restructuring in 2024, which resulted in a $16.0 million loss on sale of securities. Net income was also impacted by an increase in net interest income, a decrease in the provision for credit losses and an increase in non-interest expense. Interest and dividend income increased $5.7 million, or 8.9%, interest expense decreased $3.0 million, or 11.9%, and the provision for credit losses decreased $1.1 million, or 40.8%. Non-interest income increased $16.0 million, reflecting the loss on securities in 2024, while non-interest expenses increased $2.2 million, or 5.9%, as compared to 2024. Taxes increased by $5.0 million due to the 2025 net income, in contrast to the net loss in 2024.

Net Interest Income.  Net interest income increased $8.7 million, or 23.1%, to $46.4 million for the year ended December 31, 2025, as compared to $37.7 million for the year ended December 31, 2024. The increase was primarily driven by higher yields on interest-earning asset balances, lower costs on interest-bearing liability balances, an increase in the average balance of cash and cash equivalents and a decrease in the average balance of Federal Home Loan Bank advances. The yield on interest earning assets increased 46 basis points to 5.77% in 2025 from 5.31% in 2024, primarily due to the balance sheet restructuring and a higher percentage of commercial real estate loans. The costs of interest bearing liabilities decreased 33 basis points to 2.54% in 2025 from 2.87% in 2024 driven by competitive market forces, a declining interest rate environment and a decrease in Federal Home Loan Bank advances. The interest rate spread increased by 79 basis points to 3.23%. The net interest margin was 3.89% for the year ended December 31, 2025 and 3.17% for the year ended December 31, 2024. The ratio of average interest-earning assets to average interest-bearing liabilities increased 0.8% to 134.72%.

Interest Income.  Interest income increased $5.7 million, or 8.9%, to $68.9 million for 2025 from $63.2 million for 2024. The increase resulted primarily from increased asset yields and an increase in the average balance of cash and cash equivalents. The average yield on loans increased to 6.24% for 2025 from 5.86% in 2024. The average yield on investment securities increased to 3.25% for 2025 from 2.14% for 2024. The average yield on interest-bearing depository accounts decreased to 4.36% for 2025 from 5.29% for 2024. Average interest earning assets increased $3.0 million from $1.190 billion for the year ended December 31, 2024 to $1.193 billion for the year ended December 31, 2025. The increase in average interest earning assets during 2025 compared to 2024 included an increase in interest-bearing depository accounts of $38.8 million, partially offset by decreases of $27.2 million and $6.7 million in available for sale securities and average loan balances, respectively.

Interest Expense.  Interest expense decreased $3.0 million, or 11.9%, to $22.5 million for 2025 from $25.5 million for 2024. This was primarily due to a 33 basis point decrease in the overall cost of interest bearing liabilities to 2.54% for 2025 from 2.87% for 2024 along with a decrease in average interest bearing liability balances of $4.6 million, or 0.5%, year over year. The average balance of FHLB advances decreased $42.8 million, while the cost decreased 54 basis points. The average balance of the total interest-bearing deposits increased by $38.7 million (primarily in money market accounts and certificates of deposit), while the cost decreased 21 basis points.

Provision for Credit Losses.  We record a provision for credit losses, which is recognized in earnings. Under the CECL model, we are required to make assumptions of credit quality, macroeconomic factors and conditions, and loan composition. The calculation is inherently subjective due to the use of estimates that are susceptible to significant revision as more information becomes available or as future events occur. Although we believe that we use the best information available to establish the allowance for credit losses, based on industry standards and historical experience, future additions to the allowance may be necessary, as a result of changes in economic conditions and other factors. In addition, the FDIC and NYSDFS, as an integral part of their examination process, will periodically review our allowance for credit losses. These agencies may require us to recognize adjustments to the allowance, based on their judgments about information available to them at the time of their examination.

We recorded a provision for credit losses of $1.7 million for the year ended December 31, 2025, a decrease of $1.1 million, or 40.8%, as compared to $2.8 million for the year ended December 31, 2024. Of this decrease, $1.1 million is related to the provision for credit losses on loans, while the provision for credit losses on unfunded commitments decreased $78,000. The decrease to the provision was primarily attributable to lower net charge-offs and updates to assumptions on prepayments and other qualitative and quantitative components in our expected credit loss analysis.

Net charge-offs decreased $462,000, or 19.3%, to $1.9 million for the year ended December 31, 2025 as compared to $2.4 million for the year ended December 31, 2024. The decrease was primarily due to decreased net charge-offs on indirect automobile and commercial loans, partially offset by increased net charge-offs on commercial real estate loans. The percentage of overdue account balances to total loans decreased to 1.52% at December 31, 2025 from 1.71% at December 31, 2024, while non-performing assets decreased $434,000, or 10.5%, to $3.7 million at December 31, 2025.

Non-Interest Income. Non-interest income totaled $7.0 million for the year ended December 31, 2025, compared to a net loss of $9.0 million for 2024, representing an increase of $16.0 million. The net loss in 2024 was primarily attributable to a $16.0 million loss on the sale of investment securities in connection with our 2024 balance sheet restructuring. Excluding this loss, non-interest income would have decreased by $86,000, from $7.1 million for the year ended December 31, 2024, to $7.0 million for the year ended December 31, 2025. The decrease in non-interest income reflected a $413,000 decrease in income related to life insurance proceeds recognized during the fourth quarter of 2024, a $22,000 decrease in investment advisory income and an $18,000 decrease on service charges on deposit accounts. These decreases were largely offset by a $223,000, or 18.4%, increase in other non-interest income, primarily due to higher swap income, and a $92,000 increase in gain on the sales of loans.

Non-Interest Expense. For the year ended December 31, 2025, non-interest expense totaled $39.0 million, representing an increase of $2.2 million, or 5.9%, compared to $36.8 million in 2024. The increase was driven primarily by higher compensation and operating costs across several categories. Salaries and employee benefits rose $1.2 million, or 6.1%, largely reflecting higher incentive-based compensation, production commissions, and annual merit increases implemented to attract and retain talent. Other non-interest expense increased $629,000, or 9.7%, primarily due to higher retail banking and administrative costs. Marketing expense increased $271,000, or 46.1%, data processing expense rose $145,000, or 7.1%, and occupancy expense increased $91,000, or 2.1%, reflecting higher facilities-related costs. These increases were partially offset by decreases in professional fees of $123,000, or 6.4%, and FDIC deposit insurance and other insurance costs of $63,000, or 5.7%.

Income Taxes.  Income tax provision increased by $5.0 million to an expense of $2.6 million for the year ended December 31, 2025 as compared to a benefit of $2.3 million for the year ended December 31, 2024, primarily due to pre-tax net income recorded in 2025 as compared to a pre-tax net loss recorded in 2024. Our effective tax rate for the year ended December 31, 2025 was 20.81% compared to 21.18% in 2024. The statutory tax rate was impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

Average Balance Sheets for the Years Ended December 31, 2025 and 2024

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. The yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income. Loan balances include loans held for sale. Deferred loan fees included in interest income totaled $218,000 and $60,000 for the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended December 31,
	2025			2024
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost

	(Dollars in thousands)
Assets:
Interest-bearing depository accounts	$59,805	$2,606	4.36%	$21,042	$1,113	5.29%
Loans(1)	980,540	61,157	6.24%	987,212	57,835	5.86%
Available-for-sale securities	150,063	4,872	3.25%	177,214	3,799	2.14%
Other interest-earning assets	2,784	238	8.55%	4,689	475	10.13%
Total interest-earning assets	1,193,192	68,873	5.77%	1,190,157	63,222	5.31%
Non-interest-earning assets	88,381			88,221
Total assets	$1,281,573			$1,278,378
Liabilities and equity:
NOW accounts	$120,816	$245	0.20%	$124,061	$175	0.14%
Money market accounts	222,719	5,828	2.62%	187,615	4,971	2.65%
Savings accounts	132,153	520	0.39%	141,189	511	0.36%
Certificates of deposit	355,027	13,814	3.89%	339,133	15,528	4.58%
Total interest-bearing deposits	830,715	20,407	2.46%	791,998	21,185	2.67%
Escrow accounts	9,705	110	1.13%	9,210	108	1.17%
Federal Home Loan Bank advances	40,117	1,616	4.03%	82,915	3,787	4.57%
Subordinated debt	5,155	347	6.73%	5,155	390	7.57%
Other interest-bearing liabilities	—	—	—%	1,043	57	5.47%
Total other interest-bearing liabilities	54,977	2,073	3.77%	98,323	4,342	4.42%
Total interest-bearing liabilities	885,692	22,480	2.54%	890,321	25,527	2.87%
Non-interest-bearing deposits	236,431			242,603
Other non-interest-bearing liabilities	30,127			27,515
Total liabilities	1,152,250			1,160,439
Total stockholders’ equity	129,323			117,939
Total liabilities and stockholders’ equity	$1,281,573			$1,278,378
Net interest income		$46,393			$37,695
Interest rate spread			3.23%			2.44%
Net interest margin(2)			3.89%			3.17%
Average interest-earning assets to average interest-bearing liabilities			134.72%			133.68%
(1)	Non-accruing loans are included in the outstanding loan balance.
(2)	Represents the difference between interest earned and interest paid, divided by average total interest earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. We do not have any excludable out-of-period items or adjustments.

	Year Ended December 31, 2025
	Compared to Year Ended
	December 31, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$1,721	$(228)	$1,493
Loans receivable	(393)	3,715	3,322
Available for sale securities	(651)	1,723	1,072
Other interest-earning assets	(171)	(65)	(236)
Total interest-earning assets	506	5,145	5,651
Interest expense:
Deposits	1,004	(1,782)	(778)
Escrow accounts	5	(4)	1
Federal Home Loan Bank advances	(1,767)	(404)	(2,171)
Subordinated debt	—	(43)	(43)
Other interest-bearing liabilities	(28)	(28)	(56)
Total interest-bearing liabilities	(786)	(2,261)	(3,047)
Net increase in net interest income	$1,292	$7,406	$8,698

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

The following table presents the estimated changes in our EVE that would result from changes in market interest rates at December 31, 2025. All estimated changes presented in the table are within the policy limits approved by our board of directors.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$192,105	$6,666	3.6%	15.87%	10.6%
300	191,657	6,218	3.4%	15.59%	8.7%
200	190,620	5,181	2.8%	15.25%	6.3%
100	188,716	3,277	1.8%	14.85%	3.5%
0	185,439	—	—%	14.34%	—%
(100)	179,879	(5,560)	(3.0)%	13.69%	(4.6)%
(200)	169,813	(15,626)	(8.4)%	12.71%	(11.4)%
(300)	154,136	(31,303)	(16.9)%	11.36%	(20.8)%
(400)	136,930	(48,509)	(26.2)%	9.88%	(31.1)%

The table above shows that in the event of an instantaneous 200 basis point increase in interest rates, our EVE would increase by 2.8% and in the event of an instantaneous 200 basis point decrease in interest rates, our EVE would decrease by 8.4%. Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The table above assumes that the composition of our interest-sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our EVE and will differ from actual results.

Liquidity Management

We maintain liquid assets at levels we consider adequate to meet both our short and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

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

As reported in the consolidated statements of cash flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing activities. Net cash provided by operating activities was $11.7 million and $8.5 million for the years ended December 31, 2025 and 2024, respectively. These amounts differ from net income due to certain non-cash items and changes in operating assets and liabilities that did not affect net income during the respective periods. Net cash provided by investing activities was $21.2 million in 2025 compared to $74.7 million in 2024. Investing cash flows primarily reflect activity in the securities portfolio and changes in loan balances. The $16.7 million decrease in loans was a significant contributor to cash provided by investing activities in 2025, while higher securities maturities, calls and purchases drove investing cash flows in 2024. Deposit and borrowing activity continues to comprise the majority of our financing cash flows. Net cash provided by financing activities was $31.6 million in 2025, compared to net cash used of $67.9 million in 2024, primarily reflecting deposit growth partially offset by reductions in short-term borrowings.

At December 31, 2025, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$101,986
Unencumbered securities	59,424
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	337,158
FRB secured line of credit	155,646
Total available sources of funds	$714,214

The Bank has access to a preapproved secured line of credit with the FHLB. At December 31, 2025, the Bank had pledged $514.8 million of assets to the FHLB, which resulted in a secured line of credit of $362.3 million. At December 31, 2025, the Bank had borrowed $25.2 million under this line, with remaining secured borrowing capacity of $337.2 million.

The following table summarizes our main contractual obligations and other commitments to make future payments as of December 31, 2025. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	December 31, 2025
(In thousands)	Total	One Year or Less	After One but within Five Years	After 5 Years
Payments Due:
Federal Home Loan Bank advances	$25,153	$1,614	$23,539	$—
Operating lease agreements	8,739	692	2,550	5,497
Subordinated debt	5,155	—	—	5,155
Time deposits with stated maturity dates	376,940	335,787	41,153	—
Total contractual obligations	$415,987	$338,093	$67,242	$10,652

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles (“GAAP”) are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 11 to the Consolidated Financial Statements. For 2025, we did not engage in any off-balance-sheet transactions other than loan origination commitments and standby letters of credit in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2025.

(c)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is a non-accelerated filer.

(d)	Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Trading arrangements of Section 16 Reporting Persons.

During the quarter ended December 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement,” as those terms are defined in Section 229.408 of the regulations of the SEC.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “— Committees of the Board of Directors — Audit Committee” and “— Insider Trading Policy and Arrangements” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table sets forth information regarding outstanding options and shares under the 2020 Equity Compensation Plan and the 2025 Equity Incentive Plan at December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	258,830	$6.57	139,924
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	258,830	$6.57	139,924

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as part of this annual report on Form 10-K.
(A)	Reports of Independent Registered Public Accounting Firms
(B)	Consolidated Statements of Financial Condition — at December 31, 2025 and 2024
(C)	Consolidated Statements of Income - Years ended December 31, 2025 and 2024
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2025 and 2024
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2025 and 2024
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2025 and 2024
(G)	Notes to the Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
None.
(a)(3)	Exhibits
2

Plan of Conversion and Reorganization of Rhinebeck Bancorp, MHC (Incorporated by reference to Exhibit 2.1 to Rhinebeck Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2026)

3.1

Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-227266), originally filed with the Securities and Exchange Commission on September 10, 2018.)

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

10.9*

Rhinebeck Bancorp, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 21, 2020)

10.10*	Form of Restricted Stock Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)
10.11*

Form of Incentive Stock Option Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 (File no. 333-239811), filed with the Securities and Exchange Commission on July 10, 2020)

10.12*

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

10.14*

Rhinebeck Bancorp, Inc. 2025 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 15, 2025 (File No. 001-38779))

19

Rhinebeck Bancorp, Inc, Insider Trading Policy (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 25, 2025)

21	Subsidiaries of Registrant
23.1	Consent of Wolf & Company, P.C.
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Rhinebeck Bancorp, Inc. Clawback Policy (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 26, 2024)

101

The following materials from the Annual Report on Form 10-K of Rhinebeck Bancorp, Inc. for the year ended December 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes a compensatory plan or agreement.

Item 16.   Form 10-K Summary

None.

Rhinebeck Bancorp, Inc. and Subsidiary

December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Rhinebeck Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Rhinebeck Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $8.4 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 13, 2026

We have served as the Company’s auditor since 2019.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$16,918	$18,561
Federal funds sold	83,157	18,309
Interest-bearing depository accounts	1,911	614
Total cash and cash equivalents	101,986	37,484

Available-for-sale securities (at fair value)	162,203	159,947
Loans receivable (net of allowance for credit losses of $8,353 and $8,539, respectively)	953,385	971,779
Federal Home Loan Bank stock	1,957	3,960
Accrued interest receivable	4,882	4,435
Cash surrender value of life insurance	30,996	30,193
Deferred tax assets (net of valuation allowance of $809 and $1,336, respectively)	4,941	8,114
Premises and equipment, net	13,621	14,105
Goodwill	2,235	2,235
Intangible assets, net	106	166
Other assets	25,454	23,347
Total assets	$1,301,766	$1,255,765
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$227,272	$238,126
Interest bearing	870,068	782,657
Total deposits	1,097,340	1,020,783

Mortgagors’ escrow accounts	9,399	9,425
Advances from the Federal Home Loan Bank	25,153	69,773
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	27,867	28,796
Total liabilities	1,164,914	1,133,932

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,141,033 and 11,094,828 at December 31,2025 and 2024, respectively)	112	111
Additional paid-in capital	45,710	45,946
Unearned common stock held by the employee stock ownership plan	(2,837)	(3,055)
Retained earnings	101,797	91,766
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of taxes	(6,255)	(10,480)
Defined benefit pension plan, net of taxes	(1,675)	(2,455)
Total accumulated other comprehensive loss	(7,930)	(12,935)
Total stockholders’ equity	136,852	121,833
Total liabilities and stockholders’ equity	$1,301,766	$1,255,765

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$61,157	$57,835
Interest and dividends on securities	5,110	4,274
Other interest income	2,606	1,113
Total interest and dividend income	68,873	63,222
Interest Expense
Interest expense on deposits	20,517	21,294
Interest expense on borrowings	1,963	4,233
Total interest expense	22,480	25,527
Net interest income	46,393	37,695
Provision for Credit Losses	1,659	2,800
Net interest income after provision for credit losses	44,734	34,895
Non-interest Income (Loss)
Service charges on deposit accounts	2,984	3,002
Net realized loss on sales of securities	—	(16,041)
Net gain on sales of loans	252	160
Increase in cash surrender value of life insurance	780	751
Net gain from sale of other real estate owned	—	4
Net gain (loss) on disposal of premises and equipment	9	(18)
Gain on life insurance	—	413
Investment advisory income	1,510	1,532
Other	1,436	1,213
Total non-interest income (loss)	6,971	(8,984)
Non-interest Expense
Salaries and employee benefits	21,614	20,372
Occupancy	4,357	4,266
Data processing	2,186	2,041
Professional fees	1,807	1,930
Marketing	859	588
FDIC deposit insurance and other insurance	1,042	1,105
Amortization of intangible assets	60	80
Other	7,095	6,466
Total non-interest expense	39,020	36,848
Net income (loss) before income taxes	12,685	(10,937)
Net Provision (Benefit) for Income Taxes	2,640	(2,317)
Net income (loss)	$10,045	$(8,620)

Earnings (loss) per common share:
Basic	$0.93	$(0.80)
Diluted	$0.92	$(0.80)

Weighted average shares outstanding, basic	10,806,021	10,757,750
Weighted average shares outstanding, diluted	10,957,428	10,757,750

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Net Income (Loss)	$10,045	$(8,620)
Other Comprehensive Income
Unrealized holding gains arising during the period	5,348	3,702
Reclassification adjustment for (gains) or losses included in net realized gains or losses on sales of securities on the consolidated statements of income	—	16,041
Net unrealized gains on available for sale securities	5,348	19,743
Tax effect	(1,123)	(4,146)
Unrealized gains on available for sale securities, net of tax	4,225	15,597
Defined benefit pension plan:
Actuarial gains arising during the period	840	925
Reclassification adjustment for amortization of net actuarial loss	147	298
Total	987	1,223
Tax effect	(207)	(257)
Defined benefit pension plan gains, net of tax	780	966
Other comprehensive income:	5,005	16,563
Total Comprehensive Income	$15,050	$7,943

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total

Balance at December 31, 2023	$111	$45,959	$(3,273)	$100,386	$(29,498)	$113,685

Net loss	—	—	—	(8,620)	—	(8,620)
Other comprehensive income	—	—	—	—	16,563	16,563
ESOP shares committed to be allocated	—	(32)	218	—	—	186
Share-based compensation expense	—	19	—	—	—	19

Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	10,045	—	10,045
Other comprehensive income	—	—	—	—	5,005	5,005
ESOP shares committed to be allocated	—	25	218	—	—	243
Share-based compensation expense	—	39	—	—	—	39
Exercise of options (154,100 shares)	1	(1)	—	—	—	—
Share redemption for tax withholding (99,787 shares)	—	(218)	—	—	—	(218)
Repurchase of common stock (8,108 shares)	—	(81)	—	(14)	—	(95)

Balance at December 31, 2025	$112	$45,710	$(2,837)	$101,797	$(7,930)	$136,852

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities
Net income (loss)	$10,045	$(8,620)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(158)	45
Net realized loss on sales of securities	—	16,041
Net realized gain on sale of other real estate owned	—	(4)
Provision for credit losses	1,659	2,800
Loans originated for sale	(7,562)	(6,757)
Proceeds from sale of loans	7,814	7,825
Net gain on sale of loans	(252)	(160)
Amortization of intangible assets	60	80
Depreciation and amortization	1,298	1,343
Net (gain) loss from disposal of premises and equipment	(9)	18
Deferred income tax expense (benefit)	1,842	(2,581)
Increase in cash surrender value of insurance	(780)	(751)
Gain on life insurance	—	(413)
Net (increase) decrease in accrued interest receivable	(447)	181
Expense of earned ESOP shares	243	186
Share-based compensation expense	39	19
Net increase in other assets	(2,107)	(4,280)
Net increase in accrued expenses and other liabilities	58	3,498
Net cash provided by operating activities	11,743	8,470
Cash Flows from Investing Activities
Proceeds from sales and calls of securities	500	74,987
Proceeds from maturities and principal repayments of securities	51,744	32,137
Purchases of securities	(48,994)	(71,429)
Net purchases of FHLB Stock	2,003	2,554
Net decrease in loans	16,736	33,364
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(850)	(791)
Proceeds from disposal of premises and equipment	45	2,892
Net proceeds from life insurance	—	1,025
Proceeds from sale of other real estate owned	—	29
Net cash provided by investing activities	21,161	74,745
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	37,256	(29,313)
Net increase in time deposits	39,301	19,593
Net (decrease) increase in mortgagors' escrow accounts	(26)	151
Net decrease in short-term debt	(44,836)	(33,550)
Net increase (decrease) in long-term debt	216	(24,741)
Share redemption for tax withholding	(218)	—
Stock repurchase	(95)	—
Net cash provided by (used in) financing activities	31,598	(67,860)
Net increase in cash and cash equivalents	64,502	15,355
Cash and Cash Equivalents
Beginning balance	37,484	22,129
Ending balance	$101,986	$37,484
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$22,349	$26,078
Income taxes	$603	$874

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans.

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”) on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses recognized in the consolidated statements of income and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on loans are generally recognized when the collateral or future cash flows are deemed to be insufficient to support the carrying value of the loan.

The level of the ACL for loans is based on management’s ongoing review of relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the calculation of loss given default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency levels, or terms, as well as for changes in economic conditions, that may not be reflected in historical loss rates.

Management estimates the ACL for loans using both quantitative and qualitative factors. The methodology for evaluating quantitative factors consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics. Pooled loan portfolio segments include commercial construction, commercial real estate, multi-family, commercial and industrial, residential real estate (including homeowner construction), home equity, indirect automobile and other consumer loans. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments or are determined for foreclosure.

Loans not included in the pooled loans and that are on a non-accrual status are individually analyzed loans for which the ACL is measured using a discounted cash flow (“DCF”) methodology based upon the loan’s contractual effective interest rate, or, if the loan is collateral-dependent, at the fair value of the collateral. Factors management considers when measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. For collateral-dependent loans for which repayment is to be provided substantially through the sale of the collateral, management adjusts the fair value for estimated costs to sell. Management may also adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the collateral.

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

December 31, 2025 and 2024

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

The ACL for unfunded commitments is management’s estimate of expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments. For each portfolio, the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Company’s average historical utilization rate for each portfolio.

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

Construction and land development. Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property or long-term financing at completion. Credit risk is affected by cost overruns, completion delays, time to sell at an adequate price, inaccurate estimates of the value of the completed project and market conditions.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

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

December 31, 2025 and 2024

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when it satisfies its performance obligations pursuant to the guidance in Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (Topic 606). The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, derivatives and investment securities, and revenue related to mortgage servicing activities, as these activities are subject to other GAAP. For those that are subject to Revenue Recognition (Topic 606), the Company generally fully satisfies its performance obligations as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

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

Bank-Owned Life Insurance

The Company purchased bank owned life insurance (“BOLI”) on a chosen group of employees. The Company is the owner and sole beneficiary of the policies. Earnings from BOLI are recognized as part of non-interest income. BOLI is carried at cash surrender value. Death benefit proceeds received in excess of the policies cash surrender values are recognized in income upon receipt. The Company does not intend to surrender these policies and, accordingly, no deferred taxes have been provided.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

Other intangible assets are stated at cost, less accumulated amortization and consist of purchased customer accounts and core deposit intangibles. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships. The value of these assets are amortized over their estimated lives of 13 years. In the presence of certain circumstances, intangible assets may be assessed for impairment. Impairment exists when the carrying value exceeds its fair value. In such circumstances a charge for the relevant impairment is recognized and the net book value is reduced to the appropriate value.

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

The Bank maintains an employee stock ownership plan (the “ESOP”) for the benefit of employees who meet certain eligibility requirements. Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP annually multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated statements of financial condition. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

The Company maintains equity incentive plans to grant stock options or restricted stock. The Company has recorded stock-based employee compensation cost using the fair value method as allowed under generally accepted accounting principles. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method as allowed under generally accepted accounting principles. The risk-free rate was determined utilizing the treasury yield for the expected life of the option contract.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the relative federal or state tax law to the taxable income determined. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases at the currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Deferred income tax expense or benefit results from changes in deferred tax assets (“DTAs”) and liabilities between periods. DTAs are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2025 and 2024, the Company has no unrecognized tax benefits and does not anticipate any significant changes to uncertain tax positions over the next 12 months.

When tax returns are filed, it is highly expected that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company had no liabilities for uncertain tax positions at December 31, 2025 or 2024.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified in other non-interest expense in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

Operating Segments

The Company operates as a single business segment, with financial performance reviewed on an aggregate basis by the chief operating decision maker (CODM). The Company’s sole operating segment, Banking Operations, consists of raising funds through deposits and borrowings, providing lending products, making investments and providing financial advisory services to customers. Loan offerings include real estate, commercial, and consumer loans to a diverse customer base.

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted EPS calculations.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards in 2025

Effective January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures.” The ASU enhances income tax disclosures by requiring greater disaggregation within the effective tax rate reconciliation and in disclosures of income taxes paid. The guidance is to be applied prospectively, with an option for retrospective application. As a Maryland business corporation, Rhinebeck Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland. Because the Company is subject only to federal and New York State income taxes, the adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which amends the accounting for acquired loans by introducing a category of purchased seasoned loans and expanding the use of the gross-up approach, requiring qualifying acquired loans to be recorded at purchase price plus an allowance for expected credit losses rather than recognizing a Day-1 provision through earnings. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and is to be applied prospectively, with early adoption permitted. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which updates the hedge accounting guidance to improve alignment between hedge accounting and an entity’s risk management activities and to clarify and simplify the application of certain hedge accounting requirements. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

2.    Available for Sale Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,692	$147	$(11)	$35,828
U.S. government agency mortgage-backed securities–residential	95,787	80	(6,887)	88,980
U.S. government agency securities	18,541	9	(198)	18,352
Municipal securities(1)	2,205	—	(123)	2,082
Corporate bonds	17,309	38	(758)	16,589
Other	587	—	(215)	372
Total	$170,121	$274	$(8,192)	$162,203

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$29,841	$6	$(154)	$29,693
U.S. government agency mortgage-backed securities–residential	103,948	—	(10,456)	93,492
U.S. government agency securities	22,010	—	(844)	21,166
Municipal securities(1)	2,717	—	(224)	2,493
Corporate bonds	14,054	—	(1,471)	12,583
Other	642	—	(122)	520
Total	$173,212	$6	$(13,271)	$159,947

(1)    The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$12,909	$(11)	$—	$—	$12,909	$(11)
U.S. government agency mortgage-backed securities-residential	9,846	(24)	64,740	(6,863)	74,586	(6,887)
U.S. government agency securities	—	—	11,803	(198)	11,803	(198)
Municipal securities	—	—	1,997	(123)	1,997	(123)
Corporate bonds	1,235	(14)	12,570	(744)	13,805	(758)
Other	352	(215)	—	—	352	(215)
Total	$24,342	$(264)	$91,110	$(7,928)	$115,452	$(8,192)

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

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

At December 31, 2025 and 2024, the Company had 162 and 172 individual available-for-sale securities with unrealized losses totaling $8,192 and $13,271, respectively, with an aggregate depreciation of 4.82% and 7.66%, respectively, from the Company’s amortized cost.

Unrealized losses on asset backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality and we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded for the year ended December 31, 2025.

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

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status, and therefore there was no accrued interest related to securities reversed against interest income, for the years ended December 31, 2025 or 2024. Total accrued interest receivable on available for sale securities totaled $714 and $498 at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at December 31, 2025 and 2024, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$13,939	$13,850	$34,394	$34,056
After 1 but within 5 years	45,425	45,358	20,901	20,113
After 5 but within 10 years	14,383	13,643	13,327	11,766
After 10 years	—	—	—	—
Total Maturities	73,747	72,851	68,622	65,935
Mortgage-backed securities	95,787	88,980	103,948	93,492
Other	587	372	642	520
Total	$170,121	$162,203	$173,212	$159,947

At December 31, 2025 and 2024, available for sale securities with a carrying value of $106,500 and $101,395, respectively, were pledged to secure Federal Home Loan Bank of New York borrowings. In addition, $978 and $937 of available for sale securities, respectively, were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRBNY”).

Proceeds from the sale of available for sale securities aggregated $0 and $74,987 for the years ended December 31, 2025 and 2024, respectively. There were no gross gains during the periods ended December 31, 2025 and December 31, 2024. During the years ended December 31, 2025 and 2024, there were gross losses of $0 and $16,041, respectively, realized on the sales of securities.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

3.    Loans and Allowance for credit losses

A summary of the Company’s loan portfolio is as follows:

	At December 31,
	2025	2024
Commercial real estate loans:
Non-residential	$417,808	$350,962
Multi-family	107,938	105,030
Construction	8,982	26,611
Commercial and industrial loans	91,526	91,517
Residential real estate loans	100,086	86,651
Consumer loans:
Indirect automobile	213,802	295,669
Home equity	12,290	11,656
Other consumer	5,733	6,830
Total gross loans	958,165	974,926
Dealer reserves	3,573	5,392
Allowance for credit losses	(8,353)	(8,539)
Total net loans	$953,385	$971,779

There were no unpaid principal balances of loans held for sale, included in the residential real estate category above, at either December 31, 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

On an annual basis, or more often if needed, the Company reviews the ratings on all commercial real estate, multifamily, construction and commercial loans. To assist in the review process, the Company engages an independent third party to review a significant portion of loans within these segments. Consumer and residential loans are rated as performing or non-performing based on payment status in accordance with regulatory retail credit guidance. Management uses the results of these reviews as part of its annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process and deferred loan fees) based on rating category, as well as gross write-offs for the year ended December 31, 2025, and by fiscal year of origination as of December 31, 2025.

							Revolving
	Loans by Origination Year						Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost	Total
Commercial construction
Pass	$2,037	$-	$-	$-	$-	$-	$-	$2,037
Watch	775	6,170	-	-	-	-	-	6,945
Total commercial construction	2,812	6,170	-	-	-	-	-	8,982

Commercial non-residential
Pass	$63,489	$44,835	$36,178	$34,652	$25,438	$74,392	$-	$278,984
Watch	16,602	11,894	10,164	23,344	3,343	46,157	-	111,504
Special mention	-	-	22,921	-	-	-	-	22,921
Substandard	-	-	-	2,315	-	2,084	-	4,399
Total commercial non-residential	80,091	56,729	69,263	60,311	28,781	122,633	-	417,808
Current-period gross write-offs	-	-	-	629	-	-	-	629

Multifamily
Pass	$10,986	$738	$590	$18,086	$27,949	$7,063	$-	$65,412
Watch	996	5,627	10,210	10,756	5,514	9,423	-	42,526
Total multifamily	11,982	6,365	10,800	28,842	33,463	16,486	-	107,938

Residential
Performing	$21,114	$14,402	$25,795	$20,184	$1,720	$15,616	$-	$98,831
Non-performing	-	-	-	292	-	963	-	1,255
Total residential	21,114	14,402	25,795	20,476	1,720	16,579	-	100,086

Commercial and industrial
Pass	$8,011	$6,937	$6,533	$14,284	$5,559	$512	$18,818	$60,654
Watch	6,305	3,014	783	4,689	190	939	14,186	30,106
Special mention	-	-	-	455	-	-	250	705
Substandard	-	-	-	-	22	-	39	61
Total commercial and industrial	14,316	9,951	7,316	19,428	5,771	1,451	33,293	91,526
Current-period gross write-offs		11	151	8	-	165	-	335

Indirect automobile
Performing	$44,776	$38,583	$47,088	$58,044	$19,391	$5,180	$-	$213,062
Non-performing	41	104	120	320	87	68	-	740
Total indirect automobile	44,817	38,687	47,208	58,364	19,478	5,248	-	213,802
Current-period gross write-offs	86	428	500	1,026	463	129	-	2,632

Home equity
Performing	$680	$206	$-	$-	$-	$3,213	$8,191	$12,290
Total home equity	680	206	-	-	-	3,213	8,191	12,290

Other consumer
Performing	$1,987	$1,483	$975	$907	$139	$7	$220	$5,718
Non-performing	-	5	10	-	-	-	-	15
Total other consumer	1,987	1,488	985	907	139	7	220	5,733
Current-period gross write-offs	33	18	15	24	-	-	-	90

Total Loans
Pass/performing	$153,080	$107,184	$117,159	$146,157	$80,196	$105,983	$27,229	$736,988
Watch	24,678	26,705	21,157	38,789	9,047	56,519	14,186	191,081
Special mention	0	-	22,921	455	0	0	250	23,626
Substandard	-	-	-	2,315	22	2,084	39	4,460
Non-performing	41	109	130	612	87	1,031	-	2,010
Total Loans	$177,799	$133,998	$161,367	$188,328	$89,352	$165,617	$41,704	$958,165
Total Current-period gross write-offs	$119	$457	$666	$1,687	$463	$294	$-	$3,686

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	December 31, 2025
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$8,982	$—	$—	$—	$8,982	$—
Non-residential	415,286	837	17	1,668	417,808	1,668
Multifamily	107,938	—	—	—	107,938	—
Commercial and industrial	91,241	263	—	22	91,526	22
Residential real estate	98,355	1,157	184	390	100,086	1,255
Consumer:
Indirect automobile	204,192	7,831	1,072	707	213,802	740
Home equity	12,075	170	45	—	12,290	—
Other consumer	5,561	134	23	15	5,733	15
Total	$943,630	$10,392	$1,341	$2,802	$958,165	$3,700

	December 31, 2024
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Construction	$26,611	$—	$—	$—	$26,611	$—
Non-residential	348,220	873	—	1,869	350,962	1,869
Multifamily	105,008	22	—	—	105,030	—
Commercial and industrial	91,090	57	159	211	91,517	319
Residential real estate	85,961	604	—	86	86,651	1,182
Consumer:
Indirect automobile	283,458	10,062	1,593	556	295,669	590
Home equity	11,173	153	156	174	11,656	174
Other consumer	6,689	121	20	—	6,830	—
Total	$958,210	$11,892	$1,928	$2,896	$974,926	$4,134

All of our non-accrual loans are individually analyzed. The Company had one individually analyzed home equity loan of $98 that was accruing interest at December 31, 2025.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	December 31, 2025	December 31, 2024
Commercial real estate:
Non-residential	$1,668	$1,869
Multifamily	—	—
Commercial and industrial	22	299
Residential real estate	1,255	1,182
Consumer:
Indirect automobile	110	131
Home equity	—	174
Total	$3,055	$3,655

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	December 31, 2025		December 31, 2024
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial and industrial	$—	$—	$20	$20
Consumer:
Indirect automobile	630	226	459	139
Other consumer	15	14	—	—
Total	$645	$240	$479	$159

For the year ended December 31, 2025, $117 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $4,168 and $3,937, at December 31, 2025 and December 31, 2024, respectively, and is reported in accrued interest receivable on the consolidated statements of financial condition.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2025 and 2024, the Company was servicing loans for participants aggregating $52,240 and $54,390, respectively.

The Company services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $250,311 and $266,547 as of December 31, 2025 and 2024, respectively. Included in these loans serviced for others are loans serviced for the Federal Home Loan Mortgage Corporation with a recourse provision whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At December 31, 2025 and 2024, the maximum contingent liability associated with loans sold with recourse was $473 and $805, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The balance of capitalized servicing rights, included in other assets at December 31, 2025 and 2024 were $1,262 and $1,592, respectively. Fair value exceeds carrying value. No impairment charges related to servicing rights were recognized during the years ended December 31, 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $0 and $37 at December 31, 2025 and 2024, respectively.

In the normal course of business, the Company grants loans to officers, directors and other related parties. Balances and activity of such loans during the years presented were not material.

Activity in the Company’s ACL for loans for the year ended December 31, 2025 is summarized in the table below.

	December 31, 2025
	Balance at			Provision for	Balance at
	beginning of			(reversal of)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,675	$(629)	$—	$1,096	$3,142
Multifamily	313	—	—	177	490
Commercial and industrial	684	(335)	4	409	762
Residential real estate	575	—	—	164	739
Consumer:
Indirect automobile	4,133	(2,632)	1,702	(153)	3,050
Home equity	84	—	—	6	90
Other consumer	75	(90)	44	51	80
Total	$8,539	$(3,686)	$1,750	$1,750	$8,353

Activity in the Company’s allowance for loan losses for the year ended December 31, 2024 is summarized in the table below.

	December 31, 2024
	Balance at			Provision for	Balance at
	beginning of			(reversal of)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,329	$(291)	$—	$637	$2,675
Multifamily	387	—	—	(74)	313
Commercial and industrial	606	(608)	2	684	684
Residential real estate	346	—	—	229	575
Consumer:
Indirect automobile	4,348	(3,626)	2,233	1,178	4,133
Home equity	49	—	—	35	84
Other consumer	59	(201)	93	124	75
Total	$8,124	$(4,726)	$2,328	$2,813	$8,539

The Company’s allowance for credit losses for loans totaled $8,353 and $8,539 as of December 31, 2025 and December 31, 2024, respectively. The $186 decrease in our allowance for credit losses for loans was primarily driven by a decrease in our collectively evaluated loans due to the decrease in loans, partially offset by an increase in the allowance for credit losses on individually analyzed loans primarily due to the increase in commercial and industrial loans.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

Activity in the Company’s ACL for unfunded commitments for the years ended December 31, 2025 and 2024 is summarized in the tables below and included in accrued expenses and other liabilities.

	Commercial		Commercial
Allowance for credit losses:	Real Estate	Residential	and Industrial	Indirect	Consumer	Totals
Balance at December 31, 2023	$172	$—	$72	$—	$13	$257
(Reversal of) provision for credit losses	(53)	1	32	—	7	(13)
Balance at December 31, 2024	$119	$1	$104	$—	$20	$244
(Reversal of) provision for credit losses	(100)	2	8	—	(1)	(91)
Balance at December 31, 2025	$19	$3	$112	$—	$19	$153

The following table summarizes the provision for credit losses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Provision for credit losses - loans	$1,750	$2,813
(Reversal of) provision for credit losses - unfunded commitments	(91)	(13)
Provision for credit losses	$1,659	$2,800

The Company had no loans identified as collateral dependent as of December 31, 2025 or 2024.

There were no loans modified for borrowers experiencing financial difficulty during the years ended December 31, 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

4. Goodwill and Intangible Assets

The changes in the carrying value of goodwill are as follows:

	Year Ended
	December 31,
	2025	2024
Beginning balance	$2,235	$2,235
Activity during the period	—	—

Ending balance	$2,235	$2,235

The Company performs its annual goodwill impairment test during the fourth quarter. The results of the Company’s impairment test indicated that the reporting unit’s fair value was greater than its carrying value and therefore no impairment of goodwill existed at either December 31, 2025 or 2024.

The carrying value of the customer list and core deposit intangibles are:

	Years Ended
	December 31,
	2025	2024
Beginning balance	$166	$246
Amortization	(60)	(80)

Ending balance	$106	$166

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles is based upon the application of the income approach. At December 31, 2025, based upon a review of the intangibles, the Company determined that the fair value of the amortizable intangible assets exceeded their carrying values.

As of December 31, 2025, the future amortization expense for amortizable intangible assets for the respective years is as follows:

2026	$29
2027	21
2028	16
2029	13
2030	11
Thereafter	16
Total	$106

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

5.    Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2025	2024
Land	$2,025	$2,025
Buildings and improvements	26,515	26,377
Furniture, fixtures and equipment	15,392	14,929
Construction in process	354	141
Total	44,286	43,472
Less accumulated depreciation	(30,665)	(29,367)
Net	$13,621	$14,105

Depreciation expense totaled $1,298 and $1,343 for the years ended December 31, 2025 and 2024, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

6.    Deposits

Deposits balances are summarized as follows:

	December 31,	December 31,
	2025	2024
Non-interest bearing demand deposits	$227,272	$238,126
Interest bearing accounts:
NOW(1)	123,576	123,466
Savings	127,219	132,648
Money market	242,333	188,904
Time certificates of deposit	376,940	337,639
Total interest bearing accounts	870,068	782,657
Total deposits	$1,097,340	$1,020,783
(1)	Negotiable order of withdrawal

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. At December 31, 2025 and 2024, total reciprocal deposits were $35,638 and $38,909, respectively. Included in time certificates of deposit at December 31, 2025 and 2024 were reciprocal deposits totaling $21,854 and $25,427, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $13,784 and $13,482 at December 31, 2025 and 2024, respectively.

The Company did not have any brokered deposits at December 31, 2025 or 2024. Time certificates of deposit in denominations of $250 or greater were $99,659 and $95,591 as of December 31, 2025 and 2024, respectively.

Contractual maturities of time certificates of deposit at December 31, 2025 are summarized below:

December 31,
2025
Within 1 year	$335,787
1 – 2 years	37,124
2 – 3 years	1,622
3 – 4 years	1,507
4 – 5 years	900
Total	$376,940

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

7.    Debt and FHLB Stock

FHLB Borrowings and Stock

The Company is a member of the FHLB. At December 31, 2025 and 2024, the Company had access to a preapproved secured line of credit with the FHLB of $650,791 and $627,265, respectively. Borrowings under this line require collateralization through the pledge of specific loans and securities. At December 31, 2025, the Bank had pledged $514,823 of assets to the FHLB, which resulted in a secured line of credit of $362,311. At December 31, 2024, the Bank had pledged $447,534 of assets to the FHLB, which resulted in a secured line of credit of $306,410. The Company had no outstanding overnight line of credit balances with the FHLB at either December 31, 2025 or 2024. These borrowings would mature the following business day. At December 31, 2025, the Company had borrowings in the amount of $25,153. The outstanding principal amounts and the related terms and rates at December 31, 2025 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$1,233	September 21, 2026	5.20%	$1,233	$—
Fixed medium-term	381	November 9, 2026	5.04%	381	—
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	20,000	May 2, 2028	3.88%	—	20,000
Fixed medium-term	1,830	June 27, 2028	3.91%	—	1,830
Total	$25,153	Weighted Average Rate	4.03%	$1,614	$23,539

The Company is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Company evaluates for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either December 31, 2025 or 2024.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. The subordinated debentures, which bear interest at three-month Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26% was 6.14% and 7.78% at December 31, 2025 and 2024, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at December 31, 2025 or 2024.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Community Bankers Bank. There were no advances outstanding under this line of credit at December 31, 2025 or 2024.

Additionally, at December 31, 2025 and 2024, the Bank had available funds of $155,646 and $215,572, respectively, under the Federal Reserve Bank’s discount window. There were no advances outstanding under this line of credit at December 31, 2025 or 2024.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

8.   Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2025	2024
Current expense:
Federal	$433	$(1)
State	365	265
Total current expense	798	264
Deferred expense:
Federal	1,842	(2,581)
State	527	(738)
Change in valuation allowance	(527)	738
Total deferred expense	1,842	(2,581)
Total provision for income taxes	$2,640	$(2,317)

The following is a reconciliation between the expected federal statutory income tax rate of 21% and the Company’s actual income tax expense and rate:

	Years ended December 31,
	2025		2024
Provision (benefit) at U.S. federal statutory tax rate	$2,664	21.00%	$(2,297)	21.00%
State and local income taxes, net of federal income tax effect(1)	799	6.30%	(523)	4.78%
Changes in valuation allowances	(527)	(4.15)%	737	(6.74)%
Nontaxable or nondeductible Items
Tax exempt income	(165)	(1.30)%	(248)	2.27%
Equity based	(163)	(1.28)%	—	0.00%
Other	32	0.25%	12	(0.11)%
Effective income tax and rate	$2,640	20.81%	$(2,317)	21.18%
(1)	State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category

Provision for income taxes directly reflects the expected tax associated with the pre-tax income generated for the given year and certain regulatory requirements.  The statutory tax rate is impacted by the benefits derived mainly from tax-exempt bond income and income received on the bank owned life insurance to arrive at the effective tax rate.

The following table presents cash paid for federal and state income taxes for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024

Cash paid for federal income taxes	$257	$599
Cash paid for New York State income taxes	346	275
Total cash paid for income taxes	$603	$874

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$2,296	$2,371
Deferred expenses	27	21
Deferred compensation	1,860	1,773
Unrecognized pension liability	446	653
Postretirement liability	1,057	1,032
Deferred loan fees	5	—
Unrealized loss on securities	1,663	2,786
Federal tax net operating loss carryforward	354	2,538
Other	670	889
Gross deferred tax assets	8,378	12,063
Deferred tax liabilities:
Prepaid expenses	(623)	(578)
Prepaid pension	(1,165)	(1,180)
Deferred loan fees	—	(51)
Depreciation and amortization	(482)	(374)
Mortgage servicing rights	(341)	(430)
Other	(17)	—
Gross deferred tax liabilities	(2,628)	(2,613)
Net deferred tax asset	5,750	9,450
Deferred tax valuation allowance	(809)	(1,336)
Deferred tax assets, net of allowance	$4,941	$8,114

As of December 31, 2025, the Company has a federal net operating loss (“NOL”) carryforward of $1,311, which carries forward indefinitely under current tax regulations. This NOL resulted in a deferred tax asset of $354, representing a temporary difference in the Company’s financial statements. The realization of this deferred tax asset depends on the Company’s ability to generate sufficient future taxable income.

New York State (“NYS”) tax law provides for a permanent deduction of income from “qualified” loans for community banks. Accordingly, the Company has generally incurred NYS taxable losses and incurred minimal NYS income tax liability. As the Company has not established a history of strong NYS taxable income, the Company has established a full valuation allowance against the NYS deferred tax asset. Based on management’s assessment of projected earnings and other relevant factors, the Company has recorded a deferred tax valuation allowance of $809 as of December 31, 2025, compared to $1,336 of December 31, 2024. The decrease in the valuation allowance reflects management’s evaluation of the likelihood of utilizing certain deferred tax assets in future periods.

Retained earnings at December 31, 2025 and 2024 include a contingency reserve for loan losses of $1,534, which represents the tax reserve balance existing at December 31, 1987 and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance and accordingly, deferred income taxes of $414 at December 31, 2025 and December 31, 2024 have not been recognized.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2025. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2022 are open.

As of December 31, 2025, the Company has no unrecognized tax benefits.

9.   Employee Benefits

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (7.50% at January 1, 2025 and 6.75% at January 1, 2026). Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan was $3,335 and $3,484 at December 31, 2025 and 2024, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	December 31,	December 31,
	2025	2024
Allocated	130,926	109,105
Committed to be allocated	21,821	21,821
Unallocated	283,678	305,499
Paid out to participants	(28,945)	(23,622)
Total shares	407,480	412,803

The fair value of unallocated shares was $3,410 and $2,954 at December 31, 2025 and 2024, respectively.

Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2025 and 2024 was $243 and $186, respectively.

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

On May 21, 2025, stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 EIP”).  The 2025 EIP authorizes the issuance to participants of up to 600,000 shares of Rhinebeck Bancorp common stock pursuant

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of December 31, 2025, there have been no awards issued under this plan

Pursuant to terms of the EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted vest annually over a three-year period from the date of the grant and the term of each option is ten years. As of December 31, 2025, there were 105,146 stock options and 34,778 restricted stock awards that remain available for future grants.

The fair value of each option granted under the EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected term of the options is estimated using the simplified method, which assumes an expected term equal to the midpoint between the vesting date and the contractual expiration date. The dividend yield assumption is based on the Company’s expectation that it will not pay dividends. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

A summary of options under the EIP as of December 31, 2025 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	412,930	$6.62	5.23
Exercised	(154,100)	6.70	-
Options outstanding at December 31, 2025	258,830	$6.57	4.15
Options exercisable at December 31, 2025	258,830	$6.57	4.15

The aggregate intrinsic value of the options outstanding and exercisable, which fluctuates based on changes in the fair market value of the Company’s stock, at December 31, 2025, was $1,411. The aggregate intrinsic value of the options exercised during 2025 was $908. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2025.

As of December 31, 2025, there was no unrecognized compensation cost related to the nonvested stock options granted under the EIP, as all options were fully vested at December 31, 2025.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2025:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	15,000	$7.94
Vested	(5,000)	7.94
Non-vested restricted stock at December 31, 2025	10,000	$7.94

As of December 31, 2025, there was $60 of unrecognized compensation cost related to the non-vested restricted stock awards granted under the EIP. The cost is expected to be recognized over the remaining period of 1.52 years.

The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2025 was $60.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

For the years ended December 31, 2025 and 2024, share-based compensation expense under the plan was $40 and $19, respectively.

Pension Plan

The Bank maintains a non-contributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who have completed at least one year of service. The Bank’s defined benefit plan was frozen as of June 30, 2012.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	December 31,
	2025	2024
Projected and accumulated benefit obligation	$(16,707)	$(16,652)
Plan assets at fair value	18,902	17,916
Funded status included in accrued expenses and other liabilities	$2,195	$1,264

The following table details the plan’s funded status:

	2025	2024
Change in benefit projected obligation:
Projected benefit obligation at beginning of year	$16,652	$17,868
Service cost	-	-
Interest cost	890	853
Actuarial loss (gain)	20	(1,301)
Benefits paid	(855)	(768)
Projected benefit obligation at end of year	16,707	16,652
Change in plan assets:
Fair value of plan assets at beginning of year	17,916	18,062
Actual return on plan assets	1,841	622
Contributions	-	-
Benefits paid	(855)	(768)
Fair value of plan assets at end of year	18,902	17,916
Funded status	$2,195	$1,264

In 2025, the net actuarial loss in the projected benefit obligation resulted primarily from a decrease in the discount rate. The gain on plan assets during the fiscal year ended December 31, 2025 of $1,841 was due to favorable asset market performance.

The weighted-average assumptions used by the Company to determine the pension benefit obligation consisted of the following:

	Years ended December 31,
	2025	2024
Discount rate	5.45%	5.50%
Rate of compensation increase	N/A	N/A

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

Amounts recognized in accumulated other comprehensive loss consisted of the following:

	Years ended December 31,
	2025	2024
Net actuarial loss	$2,121	$3,108

The net periodic pension cost and amounts recognized in other comprehensive income are as follows:

	Years ended December 31,
	2025	2024
Interest cost	$890	$853
Expected return on plan assets	(981)	(998)
Amortization of unrecognized loss	147	298
Net periodic cost	$56	$153

Weighted-average assumptions used by the Company to determine the net periodic pension cost consisted of the following:

	Years ended December 31,
	2025	2024
Discount rate	5.50%	4.90%
Expected long-term return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions for the corresponding fiscal year end. Plan assets are invested in pooled separate accounts consisting of underlying investments in eight diversified investment funds.

As of December 31, 2025 and 2024, the investment funds included five equity funds and three bond funds. Each fund has its own investment objectives, investment strategies and risks, as detailed in the Plan’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,732	$—	$—	$12,732
Equity	6,170	—	—	6,170
Total assets at fair value	$18,902	$—	$—	$18,902

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,489	$—	$—	$12,489
Equity	5,427	—	—	5,427
Total assets at fair value	$17,916	$—	$—	$17,916

The pooled separate accounts are valued at the net asset per unit based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities and then divided by the number of shares outstanding.

As of December 31, 2025, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Pension Benefits
2026	$930
2027	1,000
2028	1,050
2029	1,130
2030	1,180
2031 – 2035	6,100

The Company made no contributions to the plan in either 2025 or 2024.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Company matching up to 6%, subject to Internal Revenue Service limitations. The Company’s contributions charged to operations amounted to $1,155 and $1,056 for the years ended December 31, 2025 and 2024, respectively.

Bank Owned Life Insurance

The Company has an investment in and is the beneficiary of life insurance policies on the lives of certain officers and directors. The purpose of these life insurance policies is to provide income through the appreciation in cash surrender value of the policies, which is expected to offset the cost of the deferred compensation plans. These policies had aggregate cash surrender values of $30,996 and $30,193 at December 31, 2025 and 2024, respectively. Net earnings

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

on these policies aggregated $780 and $751 for the years ended December 31, 2025 and 2024, respectively, which are included in non-interest income in the consolidated statements of income.

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Company’s 1991 Plan (the “Directors’ Plan”) covers directors who elect to defer fees earned. Under the terms of the Directors’ Plan, each participant may elect to defer all or part of their annual director’s fees. Upon resignation, retirement, or death, the participants’ total deferred compensation, including earnings thereon, will be paid. At December 31, 2025 and 2024, $3,429 and $3,804, respectively, are included in accrued expenses and other liabilities, which represents cumulative amounts deferred and earnings thereon. Total expense related to the Directors’ Plan years ended December 31, 2025 and 2024 were $358 and $255, respectively, which are included in non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Company maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors and who filed a properly completed and executed participation agreement in accordance with the terms of the Executive Plan. Under the Executive Plan, the Board of Directors may grant annual cash incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At December 31, 2025 and 2024, $1,630 and $1,653, respectively, is included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $1,205 and $238 for the years ended December 31, 2025 and 2024, respectively, related to this plan and which are included in salaries and employee benefits expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $1,761 and $1,711 at December 31, 2025 and 2024, respectively. The Company recognized expenses of $50 and $69 for the years ended December 31, 2025 and 2024, respectively, related to this plan which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has individual fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer which provide for fixed postretirement benefits to be paid to the directors and the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide for certain postretirement life insurance benefits. The liability related to these postretirement benefits is being accrued over the individual participants’ service period and aggregated $2,154 and $2,113, respectively, at December 31, 2025 and 2024. The Company recognized expenses of $155 and $86 for the years

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

ended December 31, 2025 and 2024, respectively, related to these benefits which are included in other non-interest expenses in the consolidated statements of income.

10.   Leases

As of December 31, 2025, the Company leases real estate for seven branch offices and two administrative offices under various lease agreements. All of our leases are classified as operating leases.

The Bank closed its Middletown branch, effective January 27, 2026, as part of its ongoing strategy to enhance operational efficiency and position the Bank for long-term growth.

The calculated amount of the right-of-use (“ROU”) assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s leases have maturities which range from 2024 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The weighted average remaining life of the lease terms for these leases was 15.2 and 15.7 years as of December 31, 2025 and 2024, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, which is the rate of interest to borrow on a collateralized basis for a similar term, at the lease commencement date. The Company calculated a weighted average discount rate of 4.12% and 3.91% in determining the lease liability as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, total operating lease costs were $797 and $782, respectively, and were included in occupancy and other expense. The ROU asset, included in other assets, was $6,045 and $7,307 as of December 31, 2025 and 2024, respectively. The corresponding lease liability, included in accrued expenses and other liabilities was $6,144 and $7,386 as of December 31, 2025 and 2024, respectively.

Future minimum payments for operating leases with initial terms of one year or more as of December 31, 2025 were as follows:

Years ending December 31:
2026	$692
2027	644
2028	648
2029	654
2030	604
Thereafter	5,497
Total future minimum lease payments	8,739
Amounts representing interest	(2,595)
Present Value of Net Future Minimum Lease Payments	$6,144

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

	Years ended December 31,
	2025	2024
Commitments to extend credit summarized as follows:
Future loan commitments	$1,688	$5,556
Undisbursed construction loans	3,946	23,617
Undisbursed home equity lines of credit	9,735	10,357
Undisbursed commercial and other line of credit	74,207	79,107
Standby letters of credit	5,014	3,022
Credit card lines	10,697	2,701
Loans sold with recourse	473	805
Total	$105,760	$125,165

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

12.  Derivatives

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and interest rate swap agreements with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge its exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal offsetting amounts for these transactions.  Accrued interest receivable and payable of $115 and $152 related to these swaps is recorded in other assets and other liabilities as of December 31, 2025 and 2024, respectively.

Summary information regarding these derivatives is presented below:

	December 31,
	2025	2024
Notational amount	$240,092	$151,867
Fair value	$7,204	$6,458
Weighted average pay rates	5.77%	5.48%
Weighted average receive rates	6.03%	6.67%
Weighted average maturity (in years)	5.41	7.45

Number of Contracts	42	24

As of December 31, 2024, there were three contracted forward rate swaps with a notional value of $19,161 and a fair value of $285 with effective dates at various points in 2025. These forward swaps had a fixed weighted average pay rate of 6.28% and the related weighted average adjustable receive rates were determined at the time the forward swaps became effective. There were no contracted forward rate swaps at December 31, 2025.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025 and 2024, that the Bank met all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	December 31, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$147,671	14.40%	$82,039	8.00%	$102,549	10.00%
Tier 1 capital (to risk-weighted assets)	139,166	13.57%	61,529	6.00%	82,039	8.00%
Common equity tier one capital (to risk weighted assets)	139,166	13.57%	46,147	4.50%	66,657	6.50%
Tier 1 capital (to average assets)	139,166	10.62%	52,423	4.00%	65,529	5.00%

	December 31, 2024
Rhinebeck Bank
Total capital (to risk-weighted assets)	$135,450	12.63%	$85,821	8.00%	$107,276	10.00%
Tier 1 capital (to risk-weighted assets)	126,668	11.81%	64,366	6.00%	85,821	8.00%
Common equity tier one capital (to risk weighted assets)	126,668	11.81%	48,274	4.50%	69,729	6.50%
Tier 1 capital (to average assets)	126,668	10.07%	50,292	4.00%	62,865	5.00%

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2025
Assets:
U.S. Treasury securities	$35,828	$35,828	$—	$—
U.S. government agency mortgage-backed securities-residential	88,980	—	88,980	—
U.S. government agency securities	18,352	—	18,352	—
Municipal securities	2,082	—	1,997	85
Corporate bonds	16,589	—	16,589	—
Other	372	—	372	—
Total available for sale securities	162,203	35,828	126,290	85
Loan level interest rate swaps	7,204	—	7,204	—
Total assets	$169,407	$35,828	$133,494	$85
Liabilities:
Loan level interest rate swaps	$7,204	$—	$7,204	$—
Total liabilities	$7,204	$—	$7,204	$—

	December 31, 2024
Assets:
U.S. Treasury securities	$29,693	$29,693	$—	$—
U.S. government agency mortgage-backed securities – residential	93,492	—	93,492	—
U.S. government agency securities	21,166	—	21,166	—
Municipal securities	2,493	—	2,393	100
Corporate bonds	12,583	—	12,583	—
Other	520	—	520	—
Total available for sale securities	159,947	29,693	130,154	100
Loan level interest rate swaps	6,743	—	6,743	—
Total assets	$166,690	$29,693	$136,897	$100
Liabilities:
Loan level interest rate swaps	$6,743	$—	$6,743	$—
Total liabilities	$6,743	$—	$6,743	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	$—	$—	$405
Total	$405	$—	$—	$405

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	$—	$—	$320
Total	$320	$—	$—	$320

The Company may record adjustments to the carrying value of loans based on fair value measurements, either as specific reserves or as partial charge-offs of the uncollectible portions of these loans. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of these individually analyzed loans is based on the fair value of the collateral. Loans with specific reserves that were determined to be collateral dependent are categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Individually analyzed loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2025.

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

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $645 and $479 with valuation allowances of $240 and $159 resulting in fair values of $405 and $320 at December 31, 2025 and 2024, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2024
Individually analyzed loans, with specific reserves	$320	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(3)	Estimated costs to sell.

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

December 31, 2025 and 2024

(In thousands, except share and per share data)

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$101,986	$101,986	$—	$—	$101,986
Available for sale securities	162,203	35,828	126,290	85	162,203
Loan level interest rate swaps	7,204	—	7,204	—	7,204
FHLB stock	1,957	—	1,957	—	1,957
Loans, net	953,385	—	—	944,816	944,816
Accrued interest receivable	4,882	—	4,882	—	4,882
Mortgage servicing rights	1,262	—	—	3,926	3,926
Financial Liabilities:
Deposits	$1,097,340	$—	$1,053,275	$—	$1,053,275
Mortgagors' escrow accounts	9,399	—	9,399	—	9,399
FHLB advances	25,153	—	26,982	—	26,982
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	7,204	—	7,204	—	7,204
Accrued interest payable	918	—	918	—	918

		Fair Value Measurements at
		December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$37,484	$37,484	$—	$—	$37,484
Available for sale securities	159,947	29,693	130,154	100	159,947
Loan level interest rate swaps	6,743	—	6,743	—	6,743
FHLB stock	3,960	—	3,960	—	3,960
Loans, net	971,779	—	—	955,123	955,123
Accrued interest receivable	4,435	—	4,435	—	4,435
Mortgage servicing rights	1,592	—	—	4,370	4,370
Financial Liabilities:
Deposits	$1,020,783	$—	$968,878	$—	$968,878
Mortgagors' escrow accounts	9,425	—	9,425	—	9,425
FHLB advances	69,773	—	69,071	—	69,071
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,743	—	6,743	—	6,743
Accrued interest payable	943	—	943	—	943

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

15.   Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the years ended December 31, 2025 and 2024, is as follows:

	Accumulated Other Comprehensive Loss(1)
		Unrealized (losses)
		gains on
	Defined Benefit	available for sale
	Pension Plan	securities	Total
Balance at December 31, 2024	$(2,455)	$(10,480)	$(12,935)
Other comprehensive gain before reclassifications	664	4,225	4,889
Amounts reclassified from accumulated other comprehensive loss	116	—	116
Period change	780	4,225	5,005
Balance at December 31, 2025	$(1,675)	$(6,255)	$(7,930)

Balance at December 31, 2023	$(3,421)	$(26,077)	$(29,498)
Other comprehensive gain before reclassifications	730	2,924	3,654
Amounts reclassified from accumulated other comprehensive loss	236	12,673	12,909
Period change	966	15,597	16,563
Balance at December 31, 2024	$(2,455)	$(10,480)	$(12,935)
(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using an income tax rate of 21.0%.

Details about accumulated other comprehensive loss components are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income for the Year Ended		Affected Line Item in the Consolidated
	December 31,		Statement of Income
	2025	2024
Securities available for sale(1):
Net securities losses reclassified into earnings	$—	$(16,041)	Net realized loss on sales of securities
Related income tax expense	—	3,368	Provision for income taxes
Net effect on accumulated other comprehensive loss for the period	—	(12,673)
Defined benefit pension plan(2):
Amortization of net loss and prior service costs	(147)	(298)	Other non-interest expense
Related income tax expense	31	62	Provision for income taxes
Net effect on accumulated other comprehensive gain or loss for the period	(116)	(236)
Total reclassifications for the period	$(116)	$(12,909)
(1)	For additional details related to unrealized gains and losses on securities and related amounts reclassified from accumulated other comprehensive loss see Note 2, “Available for Sale Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 9, “Employee Benefits” for additional details.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(In thousands, except share and per share data)

16. Segment Reporting

The Company is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, Rhinebeck Bank. As a community-focused financial institution, the Company’s operations primarily involve offering loans and deposit products and providing financial advisory services to customers. Since management evaluates performance and makes strategic decisions based on a single, integrated banking operation, the Company is considered to have one reportable segment for financial reporting purposes.

Management makes operating decisions and assesses performance based on an ongoing review of these banking operations. The accounting policies of the banking operations segment are the same as those described in the summary of significant accounting policies. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker (“CODM”). The CODM assesses the Company's products and services, which primarily consist of banking operations, and evaluates performance based on financial data provided.

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

December 31, 2025 and 2024

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

	Year Ended December 31,
	2025	2024
Net income (loss) applicable to common stock	$10,045	$(8,620)

Average number of common shares outstanding	11,100,624	11,074,170
Less: Average unearned ESOP shares	294,603	316,420
Average number of common shares outstanding used to calculate basic earnings per common share	10,806,021	10,757,750
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	5,423	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	145,984	—
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,957,428	10,757,750

Earnings (loss) per common share:
Basic	$0.93	$(0.80)
Diluted (1)	$0.92	$(0.80)

(1)    Because the Company was in a net loss position for the year ended December 31, 2024, diluted net loss per share is the same as basic net loss per share, as the inclusion of potentially dilutive common shares would have been anti-dilutive. The weighted average anti-dilutive common shares not included in the calculation of diluted earnings per share were 97,954.

18. Subsequent Events

On February 10, 2026, Rhinebeck Bancorp, MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which Rhinebeck Bancorp, MHC will undertake a “second-step” conversion and the Bank, the Company’s wholly owned subsidiary, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Pursuant to the Plan, (i) the shares of the Company’s common stock held by persons other than Rhinebeck Bancorp, MHC will be converted into new shares of the Company’s common stock based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of Company common stock purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of Company common stock, and as adjusted to reflect certain assets held by Rhinebeck Bancorp, MHC), and the shares held by Rhinebeck Bancorp, MHC will be canceled, and (ii) the Company will offer and sell shares of common stock, representing the ownership interest of Rhinebeck Bancorp, MHC in the Company, in a subscription offering and, if necessary, in a community offering and a syndicated community offering and/or firm commitment underwritten offering. The number and price of shares of Company common stock to be sold in the offering and the exchange ratio will be based on the Company’s pro forma market value on a fully converted basis, as determined by an independent appraisal. The Plan is subject to regulatory approval as well as approval by the depositors of the Bank and by the Company’s stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

March 13, 2026	By:	/s/ Matthew J. Smith
Matthew J. Smith President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew J. Smith	President, Chief Executive Officer and Director	March 13, 2026
Matthew J. Smith	(Principal Executive Officer)

/s/ Kevin Nihill	Executive Vice President and Chief Financial Officer	March 13, 2026
Kevin Nihill	(Principal Financial Officer)

/s/ Phillip Lekanides	Senior Vice President, Chief Accounting Officer	March 13, 2026
Phillip Lekanides	(Principal Accounting Officer)

/s/ William C. Irwin	Chairman of the Board	March 13, 2026
William C. Irwin

/s/ Donald E. Beeler Jr.	Director	March 13, 2026
Donald E. Beeler Jr.

/s/ Christopher W. Chestney	Director	March 13, 2026
Christopher W. Chestney

/s/ Freddimir Garcia	Director	March 13, 2026
Freddimir Garcia

/s/ Steven Howell	Director	March 13, 2026
Steven Howell

/s/ Shannon Martin LaFrance	Director	March 13, 2026
Shannon Martin LaFrance

/s/ Sharon McGinnis	Director	March 13, 2026
Sharon McGinnis

/s/ Nancy K. Patzwahl	Director	March 13, 2026
Nancy K. Patzwahl