Form 10-Q
period 2026-03-31
Rhinebeck Bancorp, Inc.
filed 2026-05-14
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

Yes     ☐    No   ☒

As of May 1, 2026, there were 11,169,981 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$17,593	$15,893
Federal funds sold	92,125	83,157
Interest-bearing depository accounts	3,186	2,936
Total cash and cash equivalents	112,904	101,986

Available-for-sale securities (at fair value)	156,160	162,203
Loans receivable (net of allowance for credit losses of $7,888 and $8,353, respectively)	936,751	953,385
Federal Home Loan Bank stock	1,057	1,957
Accrued interest receivable	4,708	4,882
Cash surrender value of life insurance	31,193	30,996
Deferred tax assets (net of valuation allowance of $667 and $809, respectively)	4,551	4,941
Premises and equipment, net	13,480	13,621
Goodwill	2,235	2,235
Intangible assets, net	99	106
Other assets	21,729	25,454
Total assets	$1,284,867	$1,301,766
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$225,671	$227,272
Interest bearing	877,821	870,068
Total deposits	1,103,492	1,097,340

Mortgagors’ escrow accounts	7,890	9,399
Advances from the Federal Home Loan Bank	5,153	25,153
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	24,535	27,867
Total liabilities	1,146,225	1,164,914

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,152,973 and 11,141,033 at March 31, 2026 and December 31, 2025, respectively)	112	112
Additional paid-in capital	45,679	45,710
Unearned common stock held by the employee stock ownership plan	(2,782)	(2,837)
Retained earnings	103,963	101,797
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of taxes	(6,655)	(6,255)
Defined benefit pension plan, net of taxes	(1,675)	(1,675)
Total accumulated other comprehensive loss	(8,330)	(7,930)
Total stockholders’ equity	138,642	136,852
Total liabilities and stockholders’ equity	$1,284,867	$1,301,766

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,338	$15,008
Interest and dividends on securities	1,412	1,351
Other interest income	861	279
Total interest and dividend income	16,611	16,638
Interest Expense
Interest expense on deposits	5,173	4,762
Interest expense on borrowings	244	839
Total interest expense	5,417	5,601
Net interest income	11,194	11,037
Provision for Credit Losses on loans	71	353
Net interest income after provision for credit losses on loans	11,123	10,684
Non-interest Income
Service charges on deposit accounts	764	773
Net gain on sales of loans	—	38
Increase in cash surrender value of life insurance	198	188
Net gain on disposal of premises and equipment	7	—
Investment advisory income	303	336
Other	194	416
Total non-interest income	1,466	1,751
Non-interest Expense
Salaries and employee benefits	5,533	5,134
Occupancy	1,223	1,071
Data processing	609	525
Professional fees	393	477
Marketing	145	200
FDIC deposit insurance and other insurance	219	297
Amortization of intangible assets	7	20
Other	1,609	1,784
Total non-interest expense	9,738	9,508
Net income before income taxes	2,851	2,927
Net Provision for Income Taxes	635	639
Net income	$2,216	$2,288

Earnings per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Weighted average shares outstanding, basic	10,843,195	10,777,044
Weighted average shares outstanding, diluted	10,983,362	10,923,364

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net Income	$2,216	$2,288
Other Comprehensive Income
Net unrealized (loss) gain on available for sale securities arising during the period	(507)	2,266
Tax effect	107	(476)
Unrealized (loss) gain on available for sale securities, net of tax	(400)	1,790
Other comprehensive (loss) income:	(400)	1,790
Total Comprehensive Income	$1,816	$4,078

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	2,288	—	2,288
Other comprehensive loss	—	—	—	—	1,790	1,790
ESOP shares committed to be allocated	—	—	55	—	—	55
Share-based compensation expense	—	9	—	—	—	9
Balance at March 31, 2025	$111	$45,955	$(3,000)	$94,054	$(11,145)	$125,975

Balance at December 31, 2025	$112	$45,710	$(2,837)	$101,797	$(7,930)	$136,852

Net income	—	—	—	2,216	—	2,216
Other comprehensive income	—	—	—	—	(400)	(400)
ESOP shares committed to be allocated	—	22	55	—	—	77
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (38,365 shares)	—	107	—	—	—	107
Share redemption for tax withholding (9,422 shares)	—	—	—	—	—	—
Repurchase of common stock (17,003 shares)	—	(170)	—	(50)	—	(220)
Balance at March 31, 2026	$112	$45,679	$(2,782)	$103,963	$(8,330)	$138,642

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,216	$2,288
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(59)	(97)
Provision for credit losses	71	353
Loans originated for sale	—	(385)
Proceeds from sale of loans	—	423
Net gain on sale of loans	—	(38)
Amortization of intangible assets	7	20
Depreciation and amortization	337	318
Net gain from disposal of premises and equipment	(7)	—
Deferred income tax expense	498	437
Increase in cash surrender value of insurance	(198)	(188)
Net decrease (increase) in accrued interest receivable	174	(197)
Expense of earned ESOP shares	77	55
Share-based compensation expense	10	9
Net decrease in other assets	3,725	1,057
Net (decrease) increase in accrued expenses and other liabilities	(3,332)	258
Net cash provided by operating activities	3,519	4,313
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	6,588	18,069
Purchases of securities	(992)	(631)
Net purchases of FHLB Stock	900	715
Net decrease (increase) in loans	16,562	(5,076)
Purchases of bank premises and equipment	(637)	(116)
Proceeds from disposal of premises and equipment	448	—
Net cash provided by investing activities	22,869	12,961
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	148	21,745
Net increase (decrease) in time deposits	6,004	(8,287)
Net decrease in mortgagors' escrow accounts	(1,509)	(1,799)
Net decrease in short-term debt	—	(15,900)
Repayment of borrowings	(20,000)	—
Stock repurchases	(220)	—
Proceeds from exercise of stock options	107	—
Net cash used in financing activities	(15,470)	(4,241)
Net increase in cash and cash equivalents	10,918	13,033
Cash and Cash Equivalents
Beginning balance	101,986	37,484
Ending balance	$112,904	$50,517
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,678	$5,743
Income taxes	$117	$105

See accompanying notes to consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include the accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its twelve branches and two representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2026 (the “Annual Report on Form 10-K”).

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K. As of March 31, 2026, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements – Nature of Business and Significant Accounting Policies.

Basis of Financial Statements Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements may be reclassified as required to conform to the current year’s presentation. These reclassifications have no effect on our previously reported net income or stockholders’ equity.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	March 31, 2026
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,709	$55	$(127)	$35,637
U.S. government agency mortgage-backed securities–residential	92,116	31	(7,373)	84,774
U.S. government agency securities	18,569	—	(188)	18,381
Municipal securities(1)	2,204	—	(130)	2,074
Corporate bonds	15,400	52	(530)	14,922
Other	587	—	(215)	372
Total	$164,585	$138	$(8,563)	$156,160

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,692	$147	$(11)	$35,828
U.S. government agency mortgage-backed securities–residential	95,787	80	(6,887)	88,980
U.S. government agency securities	18,541	9	(198)	18,352
Municipal securities(1)	2,205	—	(123)	2,082
Corporate bonds	17,309	38	(758)	16,589
Other	587	—	(215)	372
Total	$170,121	$274	$(8,192)	$162,203
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$30,616	$(127)	$—	$—	$30,616	$(127)
U.S. government agency mortgage-backed securities-residential	25,103	(218)	55,540	(7,155)	80,643	(7,373)
U.S. government agency securities	6,563	(5)	11,817	(183)	18,380	(188)
Municipal securities	520	(10)	1,470	(120)	1,990	(130)
Corporate bonds	1,992	(8)	9,882	(522)	11,874	(530)
Other	—	—	352	(215)	352	(215)
Total	$64,794	$(368)	$79,061	$(8,195)	$143,855	$(8,563)

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

At March 31, 2026, the Company had 166 individual available for sale securities in an unrealized loss position with unrealized losses totaling $8,563 with an aggregate depreciation of 5.20% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded as of March 31, 2026.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at March 31, 2026 and December 31, 2025, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$16,976	$16,913	$13,939	$13,850
After 1 but within 5 years	42,023	41,722	45,425	45,358
After 5 but within 10 years	12,883	12,379	14,383	13,643
After 10 years	—	—	—	—
Total Maturities	71,882	71,014	73,747	72,851
Mortgage-backed securities	92,116	84,774	95,787	88,980
Other	587	372	587	372
Total	$164,585	$156,160	$170,121	$162,203

At March 31, 2026 and December 31, 2025, available for sale securities with a carrying value of $102,364 and $106,500, respectively, were pledged to secure Federal Home Loan Bank of New York (“FHLB”) borrowings. In addition, at March 31, 2026 and December 31, 2025, $970 and $978 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (“FRB”), respectively.

During the three months ended March 31, 2026, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status and therefore there was no accrued interest related to securities reversed against interest income for the periods ended March 31, 2026 or December 31, 2025. Total accrued interest receivable on available for sale securities totaled $712 and $741 at March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Quarterly Report on Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	March 31,	December 31,
	2026	2025
Commercial real estate loans:
Non-residential	$417,373	$417,808
Multi-family	107,090	107,938
Construction	8,856	8,982
Commercial and industrial loans	92,969	91,526
Residential real estate loans	100,966	100,086
Consumer loans:
Indirect automobile	196,426	213,802
Home equity	11,950	12,290
Other consumer	5,748	5,733
Total gross loans	941,378	958,165
Dealer reserves	3,261	3,573
Allowance for credit losses	(7,888)	(8,353)
Total net loans	$936,751	$953,385

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	March 31, 2026
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Non-residential	$412,789	$2,900	$—	$1,684	$417,373	$1,684
Multifamily	107,090	—	—	—	107,090	—
Construction	8,856	—	—	—	8,856	—
Commercial and industrial	92,137	601	231	—	92,969	—
Residential real estate	99,758	645	183	380	100,966	1,217
Consumer:
Indirect automobile	189,797	5,462	649	518	196,426	544
Home equity	11,829	108	—	13	11,950	13
Other consumer	5,532	196	13	7	5,748	7
Total	$927,788	$9,912	$1,076	$2,602	$941,378	$3,465

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

	December 31, 2025
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Non-residential	$415,286	$837	$17	$1,668	$417,808	$1,668
Multifamily	107,938	—	—	—	107,938	—
Construction	8,982	—	—	—	8,982	—
Commercial and industrial	91,241	263	—	22	91,526	22
Residential real estate	98,355	1,157	184	390	100,086	1,255
Consumer:
Indirect automobile	204,192	7,831	1,072	707	213,802	740
Home equity	12,075	170	45	—	12,290	—
Other consumer	5,561	134	23	15	5,733	15
Total	$943,630	$10,392	$1,341	$2,802	$958,165	$3,700

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at March 31, 2026.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	March 31, 2026	December 31, 2025
Commercial real estate:
Non-residential	$1,684	$1,668
Commercial and industrial	—	22
Residential real estate	1,217	1,255
Consumer:
Indirect automobile	145	110
Home equity	13	—
Total	$3,059	$3,055

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	March 31, 2026		December 31, 2025
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Consumer:
Indirect automobile	$399	$129	$630	$226
Other consumer	7	7	15	14
Total	$406	$136	$645	$240

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the three months ended March 31, 2026, $23 in accrued interest was reversed for non-accrual loans. Total accrued interest receivable associated with loans totaled $3,960 and $4,168 at March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

There were no  residential mortgage or consumer loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2026 or December 31, 2025.

The Company transfers a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2026 and December 31, 2025, the Company was servicing loans for participants aggregating $52,016 and $52,240, respectively.

The Company also services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $245,469 and $250,311 as of March 31, 2026 and December 31, 2025, respectively. Included in these are loans serviced for the Federal Home Loan Mortgage Corporation with recourse provisions, whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At March 31, 2026 and December 31, 2025, the maximum contingent liability associated with loans sold with recourse was $472 and $473, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. As of March 31, 2026, the Company has not repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at March 31, 2026 and December 31, 2025 were $1,179 and $1,262, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the three months ended March 31, 2026 or the year ended December 31, 2025.

Activity in the Company’s ACL for loans for the three months ended March 31, 2026 is summarized in the table below:

	Three months ended March 31, 2026
	Balance at			(Reversal of)	Balance at
	beginning of			provision for	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$3,142	$—	$—	$(78)	$3,064
Multifamily	490	—	—	(27)	463
Construction	—	—	—	—	—
Commercial and industrial	762	—	11	(36)	737
Residential real estate	739	—	—	3	742
Consumer:
Indirect automobile	3,050	(868)	334	205	2,721
Home equity	90	—	—	(3)	87
Other consumer	80	(31)	7	18	74
Total	$8,353	$(899)	$352	$82	$7,888

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three months ended March 31, 2025 is summarized in the tables below.

	Three months ended March 31, 2025
	Balance at			Provision for	Balance at
	beginning of			(reversal of)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,675	$—	$—	$42	$2,717
Multifamily	313	—	—	19	332
Construction	—	—	—		—
Commercial and industrial	684	(175)	3	161	673
Residential real estate	575	—	—	37	612
Consumer:
Indirect automobile	4,133	(784)	426	136	3,911
Home equity	84	—	—	3	87
Other consumer	75	—	20	(21)	74
Total	$8,539	$(959)	$449	$377	$8,406

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three months ended March 31, 2026 and 2025 is summarized in the tables below.

	Three months ended March 31, 2026
	Balance at	(Reversal of)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$19	$—	$19
Commercial and industrial	111	(11)	100
Residential real estate	3	—	3
Consumer:
Home equity	17	—	17
Other consumer	2	—	2
Total	$152	$(11)	$141

	Three months ended March 31, 2025
	Balance at	(Reversal of)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$119	$(27)	$92
Commercial and industrial	104	(1)	103
Residential real estate	1	4	5
Consumer:
Home equity	18	—	18
Other consumer	2	—	2
Total	$244	$(24)	$220

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table summarizes the provision for credit losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Provision for credit losses - loans	$82	$377
(Reversal of) provision for credit losses - unfunded commitments	(11)	(24)
Provision for credit losses	$71	$353

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the three months ended March 31, 2026, and by fiscal year of origination as of March 31, 2026.

							Revolving
	Loans by Origination Year						Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$-	$-	$-	$-	$-	$-	$-
Watch	463	775	7,618	-	-	-	-	8,856
Total commercial construction	463	775	7,618	-	-	-	-	8,856

Commercial non-residential
Pass	$3,609	$65,309	$43,144	$31,199	$34,249	$96,481	$-	$273,991
Watch	500	16,524	13,296	14,889	21,236	47,665	-	114,110
Special mention	-	-	-	22,910	1,979	-	-	24,889
Substandard	-	-	-	-	2,308	2,075	-	4,383
Total commercial non-residential	4,109	81,833	56,440	68,998	59,772	146,221	-	417,373

Multifamily
Pass	$-	$10,941	$735	$586	$17,787	$34,737	$-	$64,786
Watch	-	993	5,614	10,203	10,686	14,808	-	42,304
Total multifamily	-	11,934	6,349	10,789	28,473	49,545	-	107,090

Residential
Performing	$3,802	$20,324	$14,416	$24,921	$19,906	$16,380	$-	$99,749
Non-performing	-	-	-	-	289	928	-	1,217
Total residential	3,802	20,324	14,416	24,921	20,195	17,308	-	100,966

Commercial and industrial
Pass	$2,435	$7,483	$6,123	$5,772	$13,558	$4,930	$18,318	$58,619
Watch	978	6,098	3,022	754	1,932	970	14,727	28,481
Special mention	-	-	-	273	2,935	-	2,619	5,827
Substandard	-	-	-	-	-	-	42	42
Total commercial and industrial	3,413	13,581	9,145	6,799	18,425	5,900	35,706	92,969

Indirect automobile
Performing	$10,671	$41,512	$34,965	$41,300	$48,919	$18,515	$-	$195,882
Non-performing	-	39	81	111	189	124	-	544
Total indirect automobile	10,671	41,551	35,046	41,411	49,108	18,639	-	196,426
Current-period gross write-offs	-	87	170	341	166	104	-	868

Home equity
Performing	$128	$672	$204	$-	$-	$2,965	$7,968	$11,937
Non-performing	-	-	-	-	-	13	-	13
Total home equity	128	672	204	-	-	2,978	7,968	11,950

Other consumer
Performing	$1,029	$1,648	$1,255	$802	$689	$104	$214	$5,741
Non-performing	-	-	7	-	-	-	-	7
Total other consumer	1,029	1,648	1,262	802	689	104	214	5,748
Current-period gross write-offs	-	-	11	9	11	-	-	31

Total Loans
Pass/performing	$21,674	$147,889	$100,842	$104,580	$135,108	$174,112	$26,500	$710,705
Watch	1,941	24,390	29,550	25,846	33,854	63,443	14,727	193,751
Special mention	0	-	0	23,183	4,914	0	2,619	30,716
Substandard	-	-	-	-	2,308	2,075	42	4,425
Non-performing	-	39	88	111	478	1,065	-	1,781
Total Loans	$23,615	$172,318	$130,480	$153,720	$176,662	$240,695	$43,888	$941,378
Total Current-period gross write-offs	$0	$87	$181	$350	$177	$104	$-	$899

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first three months of 2026 or 2025.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Three months ended March 31,
	2026	2025
Beginning balance	$106	$166
Amortization	(7)	(20)

Ending balance	$99	$146

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $7 and $20 of amortization expense related to its intangible assets for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2026	$22
2027	21
2028	16
2029	13
2030	11
Thereafter	16
Total	$99

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	March 31,	December 31,
	2026	2025
Non-interest bearing demand deposits	$225,671	$227,272
Interest bearing accounts:
NOW(1)	129,185	123,576
Savings	131,042	127,219
Money market	234,650	242,333
Time certificates of deposit	382,944	376,940
Total interest bearing accounts	877,821	870,068
Total deposits	$1,103,492	$1,097,340
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (the “FDIC”) insurance for deposit products with aggregate amounts exceeding the current limits for depositors. At March 31, 2026 and December 31, 2025, total reciprocal deposits were $36,446 and $35,638, respectively. Included in time certificates of deposit at March 31, 2026 and December 31, 2025 were reciprocal deposits totaling $22,757 and $21,854, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $13,690 and $13,784 at March 31, 2026 and December 31, 2025, respectively.

The Company had no brokered deposits at either March 31, 2026 or December 31, 2025. Time certificates of deposit in denominations of $250 or greater were $103,566 and $99,659 as of March 31, 2026 and December 31, 2025, respectively.

Contractual maturities of time certificates of deposit at March 31, 2026 are summarized below:

March 31,
2026
Within 1 year	$368,115
1 – 2 years	11,252
2 – 3 years	1,230
3 – 4 years	1,564
4 – 5 years	783
Total	$382,944

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. Borrowings with the FHLB require collateralization through the pledge of specific loans and securities. The Bank also has access to a preapproved secured line of credit with the FHLB which was not to exceed $642,305 and $650,791 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 the Bank had pledged $523,467 of assets to the FHLB, which resulted in a secured line of credit of $365,711. At December 31, 2025, the Bank had pledged $514,823 of assets to the FHLB, which resulted in a secured line of credit of $306,410. At March 31, 2026 and December 31, 2025, the Company had no outstanding overnight line of credit balances with the FHLB. These borrowings would mature the following business day. The Company also had structured borrowings of $5,153. The outstanding principal amounts and the related terms and rates of FHLB advances at March 31, 2026 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$1,233	September 21, 2026	5.20%	$1,233	$—
Fixed medium-term	381	November 9, 2026	5.04%	381	—
Fixed medium-term	969	May 3, 2027	4.99%	—	969
Fixed medium-term	740	June 21, 2027	4.73%	—	740
Fixed medium-term	1,830	June 27, 2028	3.91%	—	1,830
Total	$5,153	Weighted Average Rate	4.62%	$1,614	$3,539

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either March 31, 2026 or December 31, 2025.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%, was 5.93% and 6.14% at March 31, 2026 and December 31, 2025, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either March 31, 2026 or December 31, 2025.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either March 31, 2026 or December 31, 2025.

Additionally, at March 31, 2026 and December 31, 2025, the Bank had available funds of $142,921 and $155,646, respectively, under the Federal Reserve Bank’s discount window. There were no advances outstanding under this line of credit at either March 31, 2026 or December 31, 2025.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	March 31,	December 31,
	2026	2025
Projected and accumulated benefit obligation	$(16,317)	$(16,707)
Plan assets at fair value	18,565	18,902
Funded status included in accrued expenses and other liabilities	$2,248	$2,195

The net periodic pension cost and amounts recognized in other expense are as follows:

	Three months ended March 31,
	2026	2025
Interest cost	$221	$222
Expected return on plan assets	(282)	(245)
Amortization of unrecognized loss	7	37
Net periodic (benefit) cost	$(54)	$14

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in two diversified investment funds.

As of March 31, 2026, the investment funds included two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first three months of 2026 or 2025.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$18,565	$—	$—	$18,565
Total assets at fair value	$18,565	$—	$—	$18,565

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,732	$—	$—	$12,732
Equity	6,170	—	—	6,170
Total assets at fair value	$18,902	$—	$—	$18,902

The pooled separate accounts are valued at the net asset per unit, based on either the observable net asset value of the underlying investment or the net asset value of the underlying pool of securities. Net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.

For a detailed disclosure on the Bank’s pension and employee benefits plans, please refer to Note 9 of the Company’s Consolidated Financial Statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K.

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $251 and $280 for the three months ended March 31, 2026 and 2025, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At March 31, 2026 and December 31, 2025, total amounts due to participants of $2,025 and $3,429, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $80 and $87 for the three months ended March 31, 2026 and 2025, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintains an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan is limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors may grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan are credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earn interest at a rate determined annually by the Board of Directors. Participants vest in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranges from one to five years of service. At March 31, 2026 and December 31, 2025, $1,885 and $1,630, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $369 and $190 for the three months ended March 31, 2026 and 2025, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,773 and $1,761 at March 31, 2026 and December 31, 2025, respectively. The Company recognized expenses of $12 for each of the three months ended March 31, 2026 and 2025 related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,162 and $2,154 at March 31, 2026 and December 31, 2025, respectively. The Company recognized expenses of $11 and $28 for the three months ended March 31, 2026 and 2025, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (6.75% at January 1, 2026). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2026 was $3,335. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	March 31,	December 31,
	2026	2025
Allocated	152,747	130,926
Committed to be allocated	5,454	21,821
Unallocated	278,224	283,678
Paid out to participants	(28,945)	(28,945)
Total shares	407,480	407,480

The fair value of unallocated shares was $4,290 at March 31, 2026.

Total compensation expense recognized in connection with the ESOP was $76 and $55 for the three months ended March 31, 2026 and 2025, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 EIP”).  The  2020 EIP authorizes the issuance to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the 2020 EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represented 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the stock offering of Rhinebeck Bancorp.

Pursuant to terms of the 2020 EIP, on August 25, 2020, the Board of Directors granted restricted stock and stock options to employees and directors. All of the awards granted vest annually over a three-year period from the date of the grant and the term of each option is ten years. Since the effective date of the 2025 Equity Incentive Plan (“2025 EIP”), no further grants of equity awards are permitted under the 2020 Equity Plan.

On May 21, 2025, stockholders of the Company approved the 2025 EIP. The 2025 EIP authorizes the issuance to participants of up to 600,000 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. As of March 31, 2026, there have been no grants or awards issued under this plan.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The fair value of each option granted under the 2020 EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on the historical volatility of a peer group of comparable SEC-reporting bank holding companies. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The Company has elected to recognize forfeitures as they occur.

A summary of options under the 2020 EIP as of March 31, 2026 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	258,830	$6.57	4.15
Exercised	(38,365)	6.57	-
Options outstanding at March 31, 2026	220,465	$6.57	4.05
Options exercisable at March 31, 2026	220,465	$6.57	4.05

At March 31, 2026, the aggregate intrinsic value of the stock options exercised was $354, and the aggregate intrinsic value of the stock options outstanding was $1,951. These values fluctuate based on changes in the fair market value of the Company’s stock. The aggregate intrinsic value of the stock options outstanding represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on March 31, 2026.

As of March 31, 2026, there was no unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP, as all options were fully vested at March 31, 2026.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2026:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	10,000	$7.94
Non-vested restricted stock at March 31, 2026	10,000	$7.94

As of March 31, 2026, there was $51 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over a remaining period of 1.27 years.

For the three months ended March 31, 2026 and 2025, share-based compensation of options and restricted stock under the 2020 EIP totaled $10 and $9, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of March 31, 2026, the Company leased real estate for seven branch offices and one administrative office under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2030 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 14.8 years and 15.2 years as of March 31, 2026 and December 31, 2025, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The weighted average discount rate for operating leases as of March 31, 2026 and December 31, 2024 was 4.14% and 4.12%, respectively.

For the three months ended March 31, 2026 and 2025, total operating lease costs were $183 and $205, respectively, and were included in occupancy and other expense. The ROU asset, included in other assets, was $6,063 and $6,045 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,169 and $6,144 as of March 31, 2026 and December 31, 2025, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026 were as follows:

Years ending December 31:
2026	$539
2027	715
2028	701
2029	654
2030	604
Thereafter	5,497
Total future minimum lease payments	8,710
Amounts representing interest	(2,541)
Present Value of Net Future Minimum Lease Payments	$6,169

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2026	2025
Commitments to extend credit summarized as follows:
Future loan commitments	$1,680	$1,688
Undisbursed construction loans	4,013	3,946
Undisbursed home equity lines of credit	9,788	9,735
Undisbursed commercial and other line of credit	99,974	74,207
Standby letters of credit	4,756	5,014
Credit card lines	10,848	10,697
Loans sold with recourse	472	473
Total	$131,531	$105,760

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $117 and $115 related to our swaps is recorded in other assets and other liabilities as of March 31, 2026 and December 31, 2025, respectively.

Summary information regarding these derivatives is presented below:

	March 31,	December 31,
	2026	2025
Notational amount	$239,003	$240,092
Fair value	$6,244	$7,204
Weighted average pay rates	5.77%	5.77%
Weighted average receive rates	5.86%	6.03%
Weighted average maturity (in years)	5.16	5.41

Number of Contracts	41	42

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	March 31, 2026
Rhinebeck Bank
Total capital (to risk-weighted assets)	$149,998	14.95%	$80,259	8.00%	$100,324	10.00%
Tier 1 capital (to risk-weighted assets)	141,969	14.15%	60,194	6.00%	80,259	8.00%
Common equity tier one capital (to risk weighted assets)	141,969	14.15%	45,146	4.50%	65,210	6.50%
Tier 1 capital (to average assets)	141,969	10.94%	51,907	4.00%	64,883	5.00%

	December 31, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$147,671	14.40%	$82,039	8.00%	$102,549	10.00%
Tier 1 capital (to risk-weighted assets)	139,166	13.57%	61,529	6.00%	82,039	8.00%
Common equity tier one capital (to risk weighted assets)	139,166	13.57%	46,147	4.50%	66,657	6.50%
Tier 1 capital (to average assets)	139,166	10.62%	52,423	4.00%	65,529	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2026
Assets:
U.S. Treasury securities	$35,637	$35,637	$—	$—
U.S. government agency mortgage-backed securities-residential	84,774	—	84,774	—
U.S. government agency securities	18,381	—	18,381	—
Municipal securities	2,074	—	1,989	85
Corporate bonds	14,922	—	14,922	—
Other	372	—	372	—
Total available for sale securities	156,160	35,637	120,438	85
Loan level interest rate swaps	6,244	—	6,244	—
Total assets	$162,404	$35,637	$126,682	$85
Liabilities:
Loan level interest rate swaps	$6,244	$—	$6,244	$—
Total liabilities	$6,244	$—	$6,244	$—

	December 31, 2025
Assets:
U.S. Treasury securities	$35,828	$35,828	$—	$—
U.S. government agency mortgage-backed securities – residential	88,980	—	88,980	—
U.S. government agency securities	18,352	—	18,352	—
Municipal securities	2,082	—	1,997	85
Corporate bonds	16,589	—	16,589	—
Other	372	—	372	—
Total available for sale securities	162,203	35,828	126,290	85
Loan level interest rate swaps	7,204	—	7,204	—
Total assets	$169,407	$35,828	$133,494	$85
Liabilities:
Loan level interest rate swaps	$7,204	$—	$7,204	$—
Total liabilities	$7,204	$—	$7,204	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	March 31, 2026
Individually analyzed loans, with specific reserves	$270	$—	$—	$270
Total	$270	$—	$—	$270

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	$—	$—	$405
Total	$405	$—	$—	$405

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $406 and $645 with valuation allowances of $136 and $240 and fair values of $270 and $405 at March 31, 2026 and December 31, 2025, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	March 31, 2026
Individually analyzed loans, with specific reserves	$270	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraised value.

(3)	Estimated costs to sell.

The estimated fair value amounts for 2026 and 2025 have been measured as of their respective reporting dates and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		March 31, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$112,904	$112,904	$—	$—	$112,904
Available for sale securities	156,160	35,637	120,438	85	156,160
Loan level interest rate swaps	6,244	—	6,244	—	6,244
FHLB stock	1,057	—	1,057	—	1,057
Loans, net	936,751	—	—	935,426	935,426
Accrued interest receivable	4,708	—	4,708	—	4,708
Mortgage servicing rights	1,179	—	—	3,709	3,709
Financial Liabilities:
Deposits	$1,103,492	$—	$1,052,000	$—	$1,052,000
Mortgagors' escrow accounts	7,890	—	7,980	—	7,980
FHLB advances	5,153	—	4,906	—	4,906
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	6,244	—	6,244	—	6,244
Accrued interest payable	811	—	811	—	811

		Fair Value Measurements at
		December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$101,986	$101,986	$—	$—	$101,986
Available for sale securities	162,203	35,828	126,290	85	162,203
Loan level interest rate swaps	7,204	—	7,204	—	7,204
FHLB stock	1,957	—	1,957	—	1,957
Loans, net	953,385	—	—	944,816	944,816
Accrued interest receivable	4,882	—	4,882	—	4,882
Mortgage servicing rights	1,262	—	—	3,926	3,926
Financial Liabilities:
Deposits	$1,097,340	$—	$1,053,275	$—	$1,053,275
Mortgagors' escrow accounts	9,399	—	9,399	—	9,399
FHLB advances	25,153	—	26,982	—	26,982
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	7,204	—	7,204	—	7,204
Accrued interest payable	918	—	918	—	918

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Securities available for sale:
Net unrealized loss on securities available for sale	$(8,425)	$(7,918)
Related deferred tax(1)	1,770	1,663
Net accumulated other comprehensive loss	(6,655)	(6,255)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(2,120)	(2,120)
Related deferred tax(1)	445	445
Net accumulated other comprehensive loss	(1,675)	(1,675)
Total accumulated other comprehensive loss	$(8,330)	$(7,930)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three months ended March 31, 2026 or 2025. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended March 31,
	2026	2025
Net income applicable to common stock	$2,216	$2,288

Average number of common shares outstanding	11,124,162	11,079,828
Less: Average unearned ESOP shares	280,967	302,784
Average number of common shares outstanding used to calculate basic earnings per common share	10,843,195	10,777,044
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	6,049	5,532
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	134,118	140,788
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,983,362	10,923,364

Earnings per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Forward-looking statements, by their nature, are subject to risks and uncertainties.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in the estimates or methodology used in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;
●	competition among depository and other financial institutions;

●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
●	the impact of a shutdown of the U.S. government;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in investor sentiment and consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;
●	system failures or cybersecurity threats against our informational technology and those of our third-party providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to pandemics, or other public health emergencies.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2026 (the “Annual Report on Form 10-K”)  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, and/or other factors that management believes to be reasonable.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. We consider the allowance for credit losses to be our most critical accounting policy.

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of credit losses currently expected in the loan portfolio, on unfunded lending commitments, and on its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the Company estimates the allowance for credit losses as a calculation of expected lifetime credit losses utilizing a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets decreased by $16.9 million, or 1.3%, to $1.28 billion as of March 31, 2026, due primarily to a decrease in loans receivable of $16.6 million, or 1.7%, to $936.8 million, a decrease in available for sale securities of $6.0 million, or 3.7%, and a decrease in other assets of $3.7 million, or 14.6%. This decrease was partially offset by an increase in cash and cash equivalents of $10.9 million, or 10.7%.

Cash and Cash Equivalents. Cash and cash equivalents increased $10.9 million, or 10.7%, to $112.9 million at March 31, 2026 from $102.0 million at December 31, 2025, primarily due to a $9.0 million, or 10.8%, increase in federal funds sold, as well as increases in deposits held at the FHLB, FRB and other interest-bearing depository accounts. The increase was primarily driven by deposit growth and proceeds from the decrease in available for sale securities.

Investment Securities Available for Sale. Available for sale securities declined $6.0 million, or 3.7%, to $156.2 million at March 31, 2026 from $162.2 million at December 31, 2025, primarily due to $6.6 million in paydowns, calls, and maturities and a $507,000 increase in unrealized losses, partially offset by $992,000 in purchases.

Net Loans. Net loans receivable decreased $16.6 million, or 1.7%, to $936.8 million at March 31, 2026, compared to $953.4 million at December 31, 2025 reflecting a strategic $17.7 million reduction in indirect automobile loans to reduce this concentration in the portfolio. At March 31, 2026, indirect automobile loans were 15.3% of total assets, compared to 16.4% at December 31, 2025. Non-accrual loans decreased by $235,000, or 6.4%, from $3.7 million at December 31, 2025 to $3.5 million at March 31, 2026.

Total Liabilities. Total liabilities decreased $18.7 million, or 1.6%, to $1.15 billion at March 31, 2026. The decrease was primarily driven by a decrease in FHLB advances of $20.0 million, or 79.5%, and a decrease in other liabilities of $3.3 million, or 12.0%, partially offset by a $6.2 million increase in total deposits.

Deposits. Deposits increased $6.2 million, or 0.6%, to $1.10 billion at March 31, 2026. Interest-bearing deposits increased $7.8 million, or 0.9%, while non-interest-bearing deposits decreased $1.6 million, or 0.7%. The increase in interest-bearing deposits was primarily due to increases in certificates of deposit of $6.0 million, NOW accounts of $5.6 million and savings accounts of $3.8 million. These increases were partially offset by a decrease in money market accounts of $7.7 million.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $36.4 million and $35.6 million at March 31, 2026 and December 31, 2025, respectively. We had no brokered deposits at either March 31, 2026 or December 31, 2025.

Mortgagors’ Escrow Accounts. Mortgagors’ escrow accounts decreased $1.5 million, or 16.1%, to $7.9 million at March 31, 2026, from $9.4 million at December 31, 2025, primarily due to the timing of property tax and insurance disbursements.

Advances from the Federal Home Loan Bank. FHLB advances declined $20.0 million, or 79.5%, to $5.2 million at March 31, 2026 from $25.2 million at December 31, 2025. The reduction reflects the Company’s use of excess liquidity from the maturity of securities and increased deposits to pay down borrowings.

Stockholders’ Equity. Stockholders’ equity increased $1.8 million, or 1.3%, to $138.6 million at March 31, 2026 from $136.9 million at December 31, 2025. The increase was primarily due to $2.2 million in net income, partially offset by a $400,000 increase in accumulated other comprehensive loss. The Company’s book value per share was $12.43 at March 31, 2026, compared to $12.28 at December 31, 2025. The ratio of stockholders’ equity to total assets increased to 10.79% from 10.51% over the same period. Unearned common stock held by the Bank’s employee stock ownership plan was $2.8 million at March 31, 2026 and December 31, 2025.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Net Income. Net income for the first quarter of 2026 was $2.2 million, compared to $2.3 million for the first quarter of 2025. Diluted earnings per share were $0.20 for the first quarter of 2026, compared to $0.21 for the same quarter of 2025. Interest and dividend income decreased $27,000, or 0.2%, while interest expense decreased $184,000, or 3.3%. The provision for credit losses decreased $282,000, or 79.9%. Non-interest income decreased $285,000, or 16.3%, and non-interest expense increased $230,000, or 2.4%. The provision for income taxes decreased $4,000 between the comparable quarters.

Net Interest Income. Net interest income increased $157,000, or 1.4%, to $11.2 million for the three months ended March 31, 2026 compared to 2025. The increase was primarily due to lower costs on interest-bearing liabilities, partially offset by lower yields on interest-earning assets due to the lower interest rate environment. The net interest margin decreased by two basis points to 3.77% and the interest rate spread improved by two basis points from 3.13% for the three months ended March 31, 2025 to 3.15% for the three months ended March 31, 2026, reflecting slightly better pricing on assets versus liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities declined 12 basis points to 133.88%.

Interest Income. Interest income decreased $27,000, or 0.2%, to $16.6 million for the three months ended March 31, 2026. The decrease was primarily due to a decrease in the yield on interest-earning assets and the decrease in the average balance of loans, offset by an increase in the average balance of cash and cash equivalents. The average yield on interest-earning assets decreased by 12 basis points to 5.59%, while the average balance of interest-earning assets increased by $22.6 million, or 1.9%, to $1.20 billion. The average yield on loans increased 2 basis points, to 6.12%, and the average yield on available for sale securities increased 21 basis points, to 3.46%. The increase in the average balance of interest earning assets was primarily due to an increase in the average balance of interest bearing depository accounts and federal funds sold, which increased $63.2 million, or 222.4%, and was partially offset by a decrease of $42.0 million in the average balance of loans, when comparing the three months ended March 31, 2026 with the comparable period in 2025.

Interest Expense. Interest expense decreased $184,000, or 3.3%, to $5.4 million for the three months ended March 31, 2026, compared to $5.6 million for the same quarter in 2025. The average cost of interest-bearing liabilities declined by 14 basis points, to 2.44%, reflecting lower funding costs and a favorable shift in the funding mix with an increase in deposits and a decrease in borrowings. The average balance of total interest-bearing liabilities increased $17.7 million, or 2.0%, to $899.8 million, primarily due to a $69.1 million increase in the average balance of deposits partially offset by a $20.0 million decline in the average balance of Federal Home Loan Bank advances, which decreased from $75.0 million to $23.8 million. The average cost of these advances also declined by 127 basis points, from 4.07% to 2.80% for the first quarter of 2025 and 2026, respectively.

Provision for Credit Losses. The provision for credit losses decreased by $282,000, or 79.9%, from $353,000 for the quarter ended March 31, 2025 to $71,000 for the current quarter. The decrease in the provision was primarily due to lower loan balances. Net charge-offs increased by $38,000, from $510,000 for the first quarter of 2025 to $548,000 for the first quarter of 2026. The increase was primarily due to increased net charge-offs of $176,000 in indirect automobile loans and a $44,000 increase in consumer loans, substantially offset by decreased net charge-offs of $183,000 in commercial loans.

Non-Interest Income. Non-interest income totaled $1.5 million for the three months ended March 31, 2026, a decrease of $285,000, or 16.3%, from the comparable period in 2025, due primarily to a decrease of $222,000, or 53.4%, in other non-interest income as interest rate swap income decreased.  Investment advisory fee income decreased $33,000, net gain on sale of loans decreased $38,000 and service charges on deposit accounts decreased $9,000. These decreases were only slightly offset by a $10,000 increase in the cash surrender value of life insurance and a $7,000 gain on the disposal of premises and equipment.

Non-Interest Expense. For the first quarter of 2026, non-interest expense totaled $9.7 million, an increase of $230,000, or 2.4%, compared to the same period in 2025. This increase was primarily driven by higher salaries and benefits expense of $399,000, reflecting increased compensation and medical insurance costs, as well as higher occupancy costs of $152,000, due to increased repair expenses and a rise in data processing costs of $84,000. These increases were partially offset by declines in professional fees of $84,000, FDIC insurance expense of $78,000, marketing expenses of $55,000, and amortization of intangible assets of $13,000.

Income Taxes. The provision for income taxes decreased $4,000 to $635,000 for the three months ended March 31, 2026, compared to $639,000 for the same period in 2025. The decreased income tax provision corresponds to lower pre-tax income during the quarter compared to the first quarter of 2025. The effective tax rate was 22.27% for the three months ended March 31, 2026 as compared to 21.83% for the three months ended March 31, 2025.

Average Balance Sheets for the Three Months Ended March 31, 2026 and 2025

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended March 31,
	2026			2025
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest-bearing depository accounts and federal funds sold	$91,651	$861	3.81%	$28,428	$279	3.98%
Loans(1)	950,001	14,338	6.12%	992,023	15,008	6.14%
Available-for-sale securities	160,915	1,374	3.46%	157,219	1,261	3.25%
Other interest-earning assets	2,053	38	7.51%	4,349	90	8.39%
Total interest-earning assets	1,204,620	16,611	5.59%	1,182,019	16,638	5.71%
Non-interest-earning assets	88,085			87,097
Total assets	$1,292,705			$1,269,116
Liabilities and equity:
NOW accounts	$122,879	$72	0.24%	$126,085	$53	0.17%
Money market accounts	233,086	1,458	2.54%	206,019	1,235	2.43%
Savings accounts	129,399	130	0.41%	132,949	124	0.38%
Certificates of deposit	378,093	3,493	3.75%	329,337	3,330	4.10%
Total interest-bearing deposits	863,457	5,153	2.42%	794,390	4,742	2.42%
Escrow accounts	7,357	20	1.10%	7,575	21	1.12%
Federal Home Loan Bank advances	23,782	164	2.80%	74,963	752	4.07%
Subordinated debt	5,155	80	6.29%	5,155	86	6.77%
Total other interest-bearing liabilities	36,294	264	2.95%	87,693	859	3.97%
Total interest-bearing liabilities	899,751	5,417	2.44%	882,083	5,601	2.58%
Non-interest-bearing deposits	227,211			234,295
Other non-interest-bearing liabilities	27,545			28,802
Total liabilities	1,154,507			1,145,180
Total stockholders’ equity	138,198			123,936
Total liabilities and stockholders’ equity	$1,292,705			$1,269,116
Net interest income		$11,194			$11,037
Interest rate spread			3.15%			3.13%
Net interest margin(2)			3.77%			3.79%
Average interest-earning assets to average interest-bearing liabilities			133.88%			134.00%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $32,000 and $53,000 for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31, 2026
	Compared to Three Months Ended
	March 31, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$594	$(12)	$582
Loans receivable	(634)	(36)	(670)
Available for sale securities	30	82	112
Other interest-earning assets	(43)	(8)	(51)
Total interest-earning assets	(53)	26	(27)
Interest expense:
Deposits	412	(1)	411
Escrow accounts	(1)	1	—
Federal Home Loan Bank advances	(404)	(185)	(589)
Subordinated debt	—	(6)	(6)
Total interest-bearing liabilities	7	(191)	(184)
Net (decrease) increase in net interest income	$(60)	$217	$157

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at March 31, 2026.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$215,541	$12,824	6.3%	17.87%	13.1%
300	212,480	9,763	4.8%	17.36%	9.9%
200	210,628	7,911	3.9%	16.95%	7.3%
100	207,785	5,068	2.5%	16.46%	4.2%
0	202,717	—	—%	15.80%	—%
(100)	193,836	(8,881)	(4.4)%	14.87%	(5.9)%
(200)	181,748	(20,969)	(10.3)%	13.71%	(13.2)%
(300)	167,144	(35,573)	(17.5)%	12.38%	(21.6)%
(400)	152,095	(50,622)	(25.0)%	11.03%	(30.2)%

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

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $3.5 million for the three months ended March 31, 2026, compared to $4.3 million for the same period in 2025. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities totaled $22.9 million in the first three months of 2026, an increase from $13.0 million in the prior-year period, driven primarily a decrease in net loans of $16.6 million in the first three months of 2026 versus a net increase in loans of $5.1 million in the comparable 2025 period and $6.6 million in proceeds from maturities and principal repayments of securities. Cash used in financing activities was $15.5 million for the three months ended March 31, 2026, compared to $4.2 million for the same period in 2025, resulting primarily from changes in deposit balances and debt repayments. As a result of these activities, cash and cash equivalents increased by $10.9 million to $112.9 million as of March 31, 2026, from a beginning balance of $102.0 million.

At March 31, 2026, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Cash and cash equivalents	$112,904
Unencumbered securities	57,534
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	360,558
FRB secured line of credit	142,921
Total available sources of funds	$733,917

The Bank has access to a preapproved secured line of credit with the FHLB. At March 31, 2026, the Bank had pledged $523.5 million of assets to the FHLB, which resulted in a secured line of credit of $365.7 million. At March 31, 2026, the Bank had borrowed $5.2 million under this line, with remaining secured borrowing capacity of $360.6 million.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

For a summary of risk factors relevant to the Company, see Part I, Item 1A, “Risk Factors,” in the 2025 Form 10-K. There have been no material changes to risk factors relevant to the Company’s operations since December 31, 2025. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which 22,395 shares remained available for repurchase as of March 31, 2026. The repurchase plan has no expiration date.

In July 2025, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 540,000 shares of its common stock, of which all shares remain available for repurchase. The repurchase plan has no expiration date. No shares were repurchased under the stock repurchase plan during the three months ended March 31, 2026.

The following table provides information regarding repurchases of the Company’s common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	11,668	$11.92	11,668	579,398
February 1 - 28, 2026	5,335	$15.22	5,335	567,730
March 1 - 31, 2026	-	-	-	562,395
Total	17,003	$12.95	17,003	562,395

There were no sales of unregistered securities during the quarter ended March 31, 2026.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.0

The following materials for the period ended March 31, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: May 14, 2026	/s/ Matthew J. Smith
Matthew J. Smith President and Chief Executive Officer

Date: May 14, 2026	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer