Form 10-Q
period 2026-06-30
Rhinebeck Bancorp, Inc.
filed 2026-08-13
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

Yes     ☐    No   ☒

As of August 1, 2026, there were 15,635,966 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$20,974	$15,893
Federal funds sold	279,963	83,157
Interest-bearing depository accounts	3,626	2,936
Total cash and cash equivalents	304,563	101,986

Available-for-sale securities (at fair value)	171,368	162,203
Loans receivable (net of allowance for credit losses of $7,695 and $8,353, respectively)	918,477	953,385
Federal Home Loan Bank stock	1,153	1,957
Accrued interest receivable	4,592	4,882
Cash surrender value of life insurance	31,397	30,996
Deferred tax assets (net of valuation allowance of $663 and $809, respectively)	4,623	4,941
Premises and equipment, net	13,249	13,621
Goodwill	2,235	2,235
Intangible assets, net	92	106
Other assets	18,303	25,454
Total assets	$1,470,052	$1,301,766
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$242,774	$227,272
Interest bearing	1,040,198	870,068
Total deposits	1,282,972	1,097,340

Mortgagors’ escrow accounts	13,206	9,399
Advances from the Federal Home Loan Bank	5,153	25,153
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	23,963	27,867
Total liabilities	1,330,449	1,164,914

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 25,000,000; issued and outstanding 11,180,786 and 11,141,033 at June 30, 2026 and December 31, 2025, respectively)	112	112
Additional paid-in capital	44,906	45,710
Unearned common stock held by the employee stock ownership plan	(2,728)	(2,837)
Retained earnings	105,976	101,797
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of taxes	(6,840)	(6,255)
Defined benefit pension plan, net of taxes	(1,823)	(1,675)
Total accumulated other comprehensive loss	(8,663)	(7,930)
Total stockholders’ equity	139,603	136,852
Total liabilities and stockholders’ equity	$1,470,052	$1,301,766

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,449	$15,066	$28,787	$30,074
Interest and dividends on securities	1,360	1,275	2,772	2,626
Other interest income	1,204	414	2,065	693
Total interest and dividend income	17,013	16,755	33,624	33,393
Interest Expense
Interest expense on deposits	5,304	4,866	10,477	9,628
Interest expense on borrowings	77	397	321	1,236
Total interest expense	5,381	5,263	10,798	10,864
Net interest income	11,632	11,492	22,826	22,529
(Credit to) Provision for Credit Losses	(11)	(101)	60	252
Net interest income after (credit to) provision for credit losses	11,643	11,593	22,766	22,277
Non-interest Income
Service charges on deposit accounts	744	728	1,508	1,501
Net gain on sales of loans	—	69	—	107
Increase in cash surrender value of life insurance	203	194	401	382
Net gain on disposal of premises and equipment	15	—	22	—
Investment advisory income	424	269	727	605
Other	357	342	551	758
Total non-interest income	1,743	1,602	3,209	3,353
Non-interest Expense
Salaries and employee benefits	5,538	5,242	11,071	10,376
Occupancy	1,127	1,115	2,350	2,186
Data processing	605	534	1,214	1,059
Professional fees	636	492	1,029	969
Marketing	138	223	283	423
FDIC deposit insurance and other insurance	253	295	472	592
Amortization of intangible assets	7	17	14	37
Other	1,704	1,789	3,313	3,573
Total non-interest expense	10,008	9,707	19,746	19,215
Net income before income taxes	3,378	3,488	6,229	6,415
Net Provision for Income Taxes	762	762	1,397	1,401
Net income	$2,616	$2,726	$4,832	$5,014

Earnings per common share:
Basic	$0.24	$0.25	$0.45	$0.47
Diluted	$0.24	$0.25	$0.44	$0.46

Weighted average shares outstanding, basic	10,829,944	10,787,446	10,836,517	10,782,259
Weighted average shares outstanding, diluted	10,958,117	10,954,124	10,970,534	10,939,842

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$2,616	$2,726	$4,832	$5,014
Other Comprehensive Income
Unrealized holding (loss) gain arising during the period	(233)	1,021	(740)	3,287
Net unrealized (loss) gain on available for sale securities arising during the period	(233)	1,021	(740)	3,287
Tax effect	49	(214)	155	(690)
Unrealized (loss) gain on available for sale securities, net of tax	(184)	807	(585)	2,597
Defined benefit pension plan:
Actuarial losses arising during the period	(201)	(634)	(201)	(634)
Reclassification adjustment for amortization of net actuarial loss (a)	13	(74)	13	(74)
Total	(188)	(708)	(188)	(708)
Tax effect (b)	39	149	39	149
Defined benefit pension plan losses, net of tax	(149)	(559)	(149)	(559)
Other comprehensive (loss) income:	(333)	248	(734)	2,038
Total Comprehensive Income	$2,283	$2,974	$4,098	$7,052
(a)	Included in other non-interest expense on the consolidated statements of income.
(b)

Includes $3 for both the three and six months ended June 30, 2026 and ($15) for the three and six months ended June 30, 2025, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2024	$111	$45,946	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	2,288	—	2,288
Other comprehensive income	—	—	—	—	1,790	1,790
ESOP shares committed to be allocated	—	—	55	—	—	55
Share-based compensation expense	—	9	—	—	—	9
Balance at March 31, 2025	$111	$45,955	$(3,000)	$94,054	$(11,145)	$125,975

Net income	—	—	—	2,726	—	2,726
Other comprehensive income	—	—	—	—	248	248
ESOP shares committed to be allocated	—	6	54	—	—	60
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (37,000 shares)	—	—	—	—	—	—
Share redemption for tax withholding on exercised options (26,498 shares)	—	(62)	—	—	—	(62)
Balance at June 30, 2025	$111	$45,909	$(2,946)	$96,780	$(10,897)	$128,957

Balance at December 31, 2025	$112	$45,710	$(2,837)	$101,797	$(7,930)	$136,852

Net income	—	—	—	2,216	—	2,216
Other comprehensive loss	—	—	—	—	(400)	(400)
ESOP shares committed to be allocated	—	22	55	—	—	77
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (38,365 shares)	—	107	—	—	—	107
Share redemption for tax withholding (9,422 shares)	—	—	—	—	—	—
Repurchase of common stock (17,003 shares)	—	(170)	—	(50)	—	(220)
Balance at March 31, 2026	$112	$45,679	$(2,782)	$103,963	$(8,330)	$138,642

Net income	—	—	—	2,616	—	2,616
Other comprehensive loss	—	—	—	—	(333)	(333)
ESOP shares committed to be allocated	—	34	54	—	—	88
Share-based compensation expense	—	65	—	—	—	65
Restricted stock granted (100,878 shares)	1	(1)	—	—	—	—
Exercise of options (31,365 shares)	—	117	—	—	—	117
Share redemption for tax withholding on exercised options (5,492 shares)	—	—	—	—	—	—
Repurchase of common stock (98,938)	(1)	(988)	—	(603)	—	(1,592)
Balance at June 30, 2026	$112	$44,906	$(2,728)	$105,976	$(8,663)	$139,603

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$4,832	$5,014
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(138)	(88)
Provision for credit losses	60	252
Loans originated for sale	—	(3,973)
Proceeds from sale of loans	—	3,145
Net gain on sale of loans	—	(107)
Amortization of intangible assets	14	37
Depreciation and amortization	662	622
Net gain from disposal of premises and equipment	(22)	—
Deferred income tax expense	513	946
Increase in cash surrender value of insurance	(401)	(382)
Net decrease (increase) in accrued interest receivable	290	(67)
Expense of earned ESOP shares	165	115
Share-based compensation expense	75	19
Net decrease in other assets	7,151	734
Net (decrease) increase in accrued expenses and other liabilities	(4,091)	474
Net cash provided by operating activities	9,110	6,741
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	12,660	24,608
Purchases of securities	(22,427)	(2,626)
Net purchases of FHLB Stock	804	1,937
Net decrease in loans	34,847	11,659
Purchases of bank premises and equipment	(842)	(298)
Proceeds from disposal of premises and equipment	574	—
Net cash provided by investing activities	25,616	35,280
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	21,959	32,173
Net increase in time deposits	7,661	17,852
Net increase in mortgagors' escrow accounts	3,807	3,324
Net increase (decrease) in short-term debt	1,709	(45,000)
Proceeds from borrowings	—	1,830
Repayment of borrowings	(21,709)	—
Share redemption for tax withholding	—	(62)
Stock repurchases	(1,813)	—
Proceeds from exercise of stock options	225	—
Proceeds of stock subscriptions	156,012	—
Net cash provided by financing activities	167,851	10,117
Net increase in cash and cash equivalents	202,577	52,138
Cash and Cash Equivalents
Beginning balance	101,986	37,484
Ending balance	$304,563	$89,622
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$11,149	$11,057
Income taxes	$661	$431

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

On July 21, 2026, Rhinebeck Bancorp, MHC, the former mutual holding company parent of Rhinebeck Bancorp, Inc. (the “Company” or “Rhinebeck Bancorp”), completed its second-step conversion, after which Rhinebeck Bancorp, MHC ceased to exist. In connection with the second-step conversion, the Company conducted a public stock offering in which it sold 8,880,210 shares of its common stock at a price of $10.00 per share for gross proceeds of $88.8 million. As part of the transaction, each outstanding share of Rhinebeck Bancorp common stock owned by the public stockholders as of July 21, 2026 was converted into new shares of Rhinebeck Bancorp common stock based on an exchange ratio of 1.3978. Cash in lieu of fractional shares was paid at a rate of $10.00 per share. As a result of the offering and the exchange of shares, the Company had 15,635,966 shares outstanding. Earnings per share and other share information disclosed throughout this report is as of June 30, 2026, and therefore does not include the effect of the Company’s conversion and related stock offering.

The financial statements include the accounts of the Company, a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its twelve branches and three representative offices located in Dutchess, Ulster, Orange, and Albany counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K. As of June 30, 2026, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements – Nature of Business and Significant Accounting Policies.

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

Impact of Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to where in the statement of cash flows the entity presents cash flows associated with derivative instruments and the related gains and losses. This also requires disclosure of the methods used in the diluted earnings per share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale securities are as follows:

	June 30, 2026
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$54,313	$22	$(289)	$54,046
U.S. government agency mortgage-backed securities–residential	90,434	38	(7,594)	82,878
U.S. government agency securities	16,597	—	(184)	16,413
Municipal securities(1)	2,204	—	(123)	2,081
Corporate bonds	16,149	52	(421)	15,780
Other	329	—	(159)	170
Total	$180,026	$112	$(8,770)	$171,368

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,692	$147	$(11)	$35,828
U.S. government agency mortgage-backed securities–residential	95,787	80	(6,887)	88,980
U.S. government agency securities	18,541	9	(198)	18,352
Municipal securities(1)	2,205	—	(123)	2,082
Corporate bonds	17,309	38	(758)	16,589
Other	587	—	(215)	372
Total	$170,121	$274	$(8,192)	$162,203
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available for sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$42,398	$(289)	$—	$—	$42,398	$(289)
U.S. government agency mortgage-backed securities-residential	24,710	(398)	52,983	(7,196)	77,693	(7,594)
U.S. government agency securities	6,580	(16)	9,832	(168)	16,412	(184)
Municipal securities	522	(8)	1,474	(115)	1,996	(123)
Corporate bonds	3,222	(28)	9,282	(393)	12,504	(421)
Other			153	(159)	153	(159)
Total	$77,432	$(739)	$73,724	$(8,031)	$151,156	$(8,770)

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

At June 30, 2026, the Company had 171 individual available for sale securities in an unrealized loss position with unrealized losses totaling $8,770 with an aggregate depreciation of 5.48% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available for sale securities was recorded as of June 30, 2026.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available for sale debt securities at June 30, 2026 and December 31, 2025, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$18,875	$18,814	$13,939	$13,850
After 1 but within 5 years	57,455	56,929	45,425	45,358
After 5 but within 10 years	12,933	12,577	14,383	13,643
After 10 years	—	—	—	—
Total Maturities	89,263	88,320	73,747	72,851
Mortgage-backed securities	90,434	82,878	95,787	88,980
Other	329	170	587	372
Total	$180,026	$171,368	$170,121	$162,203

At June 30, 2026 and December 31, 2025, available for sale securities with a carrying value of $96,795 and $106,500, respectively, were pledged to secure Federal Home Loan Bank of New York (the “FHLB”) borrowings. In addition, at June 30, 2026 and December 31, 2025, $977 and $978 of available for sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (the “FRB”), respectively.

During the six months ended June 30, 2026, there were no sales of available for sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status, and therefore, there was no accrued interest related to securities reversed against interest income for the periods ended June 30, 2026 or December 31, 2025. Total accrued interest receivable on available for sale securities totaled $773 and $714 at June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Quarterly Report on Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	June 30,	December 31,
	2026	2025
Commercial real estate loans:
Non-residential	$417,065	$417,808
Multi-family	99,582	107,938
Construction	6,462	8,982
Commercial and industrial loans	87,165	91,526
Residential real estate loans	106,824	100,086
Consumer loans:
Indirect automobile	188,112	213,802
Home equity	11,947	12,290
Other consumer	5,816	5,733
Total gross loans	922,973	958,165
Dealer reserves	3,199	3,573
Allowance for credit losses	(7,695)	(8,353)
Total net loans	$918,477	$953,385

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	June 30, 2026
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Non-residential	$415,365	$—	$16	$1,684	$417,065	$1,684
Multifamily	99,582	—	—	—	99,582	—
Construction	6,462	—	—	—	6,462	—
Commercial and industrial	86,892	36	227	10	87,165	10
Residential real estate	106,130	325	—	369	106,824	1,176
Consumer:
Indirect automobile	181,600	5,126	979	407	188,112	506
Home equity	11,771	164	—	12	11,947	12
Other consumer	5,659	154	3	—	5,816	—
Total	$913,461	$5,805	$1,225	$2,482	$922,973	$3,388

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at June 30, 2026.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	June 30, 2026	December 31, 2025
Commercial real estate:
Non-residential	$1,684	$1,668
Commercial and industrial	—	22
Residential real estate	1,176	1,255
Consumer:
Indirect automobile	97	110
Home equity	12	—
Total	$2,969	$3,055

The following table presents the Company’s amortized cost basis of only those non-accrual loans with a related ACL:

	June 30, 2026		December 31, 2025
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Commercial and industrial	$10	$10	$—	$—
Consumer:
Indirect automobile	409	146	630	226
Other consumer	—	7	15	14
Total	$419	$163	$645	$240

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the six months ended June 30, 2026, $34 in accrued interest was reversed for non-accrual loans. The total accrued interest receivable associated with loans totaled $3,819 and $4,168 at June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Residential mortgage and consumer loans secured by residential real estate properties in formal foreclosure proceedings totaled $58 at June 30, 2026 and $0 at December 31, 2025.

The Company transfers a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2026 and December 31, 2025, the Company was servicing loans for participants aggregating $51,784 and $52,240, respectively.

The Company also services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $240,518 and $250,311 as of June 30, 2026 and December 31, 2025, respectively. Included in these are loans serviced for the Federal Home Loan Mortgage Corporation with recourse provisions, whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At June 30, 2026 and December 31, 2025, the maximum contingent liability associated with loans sold with recourse was $470 and $473, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. As of June 30, 2026, the Company has not repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at June 30, 2026 and December 31, 2025 were $1,094 and $1,262, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the six months ended June 30, 2026 or the year ended December 31, 2025.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2026 is summarized in the tables below:

	Three months ended June 30, 2026
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$3,064	$—	$—	$58	$3,122
Multifamily	463	—	—	(43)	420
Construction	—	—	—	—	—
Commercial and industrial	737	(1)	—	(161)	575
Residential real estate	742	—	—	40	782
Consumer:
Indirect automobile	2,721	(495)	380	35	2,641
Home equity	87	—	—	—	87
Other consumer	74	(9)	22	(19)	68
Total	$7,888	$(505)	$402	$(90)	$7,695

	Six months ended June 30, 2026
	Balance at			(Credit to)	Balance at
	beginning of			provision for	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$3,142	$—	$—	$(20)	$3,122
Multifamily	490	—	—	(70)	420
Commercial and industrial	762	(1)	11	(197)	575
Residential real estate	739	—	—	43	782
Consumer:
Indirect automobile	3,050	(1,363)	714	240	2,641
Home equity	90	—	—	(3)	87
Other consumer	80	(40)	29	(1)	68
Total	$8,353	$(1,404)	$754	$(8)	$7,695

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three and six months ended June 30, 2025 is summarized in the tables below.

	Three months ended June 30, 2025
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,717	$—	$—	$60	$2,777
Multifamily	332	—	—	1	333
Construction	—	—	—	—	—
Commercial and industrial	673	—	—	(25)	648
Residential real estate	612	—	—	110	722
Consumer:
Indirect automobile	3,911	(476)	408	(267)	3,576
Home equity	87	—	—	1	88
Other consumer	74	(31)	8	36	87
Total	$8,406	$(507)	$416	$(84)	$8,231

	Six months ended June 30, 2025
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,675	$—	$—	$102	$2,777
Multifamily	313	—	—	20	333
Commercial and industrial	684	(175)	3	136	648
Residential real estate	575	—	—	147	722
Consumer:
Indirect automobile	4,133	(1,260)	834	(131)	3,576
Home equity	84	—	—	4	88
Other consumer	75	(31)	28	15	87
Total	$8,539	$(1,466)	$865	$293	$8,231

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three and six months ended June 30, 2026 is summarized in the tables below.

	Three months ended June 30, 2026
	Balance at	Provision for	Balance at
	beginning of	(credit to)	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$19	$82	$101
Commercial and industrial	100	—	100
Residential real estate	3	(2)	1
Consumer:
Home equity	17	—	17
Other consumer	2	(1)	1
Total	$141	$79	$220

	Six months ended June 30, 2026
	Balance at	Provision for	Balance at
	beginning of	(credit to)	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$19	$82	$101
Commercial and industrial	111	(11)	100
Residential real estate	3	(2)	1
Consumer:
Home equity	17	—	17
Other consumer	2	(1)	1
Total	$152	$68	$220

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for unfunded commitments for the three and six months ended June 30, 2025 is summarized in the tables below.

	Three months ended June 30, 2025
	Balance at	(Credit to)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$92	$(19)	$73
Commercial and industrial	103	4	107
Residential real estate	5	(2)	3
Consumer:
Home equity	18	—	18
Other consumer	2	—	2
Total	$220	$(17)	$203

	Six months ended June 30, 2025
	Balance at	(Credit to)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$119	$(46)	$73
Commercial and industrial	104	3	107
Residential real estate	1	2	3
Consumer:
Home equity	18	—	18
Other consumer	2	—	2
Total	$244	$(41)	$203

The following table summarizes the (credit to) provision for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Credit to) provision for credit losses - loans	$(90)	$(84)	$(8)	$293
Provision for (credit to) credit losses - unfunded commitments	79	(17)	68	(41)
(Credit to) provision for credit losses	$(11)	$(101)	$60	$252

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the six months ended June 30, 2026, and by fiscal year of origination as of June 30, 2026.

							Revolving
	Loans by Origination Year						Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost	Total
Commercial construction
Pass	$-	$-	$-	$-	$-	$-	$-	$-
Watch	801	923	4,738	-	-	-	-	6,462
Total commercial construction	801	923	4,738	-	-	-	-	6,462

Commercial non-residential
Pass	$18,605	$52,456	$42,907	$31,049	$33,521	$90,807	$-	$269,345
Watch	498	16,444	16,334	14,799	21,123	48,998	-	118,196
Special mention	-	-	-	22,885	2,279	-	-	25,164
Substandard	-	-	-	-	2,304	2,056	-	4,360
Total commercial non-residential	19,103	68,900	59,241	68,733	59,227	141,861	-	417,065

Multifamily
Pass	$-	$10,892	$733	$582	$17,708	$27,584	$-	$57,499
Watch	-	989	5,600	10,197	10,616	14,681	-	42,083
Total multifamily	-	11,881	6,333	10,779	28,324	42,265	-	99,582

Residential
Performing	$11,224	$20,226	$14,316	$24,350	$19,639	$15,893	$-	$105,648
Non-performing	-	-	-	-	284	892	-	1,176
Total residential	11,224	20,226	14,316	24,350	19,923	16,785	-	106,824

Commercial and industrial
Pass	$4,504	$6,027	$4,823	$4,721	$12,826	$4,552	$12,519	$49,972
Watch	2,028	6,805	4,266	1,183	2,367	842	19,159	36,650
Special mention	-	-	82	46	-	-	374	502
Substandard	-	-	-	-	-	-	41	41
Total commercial and industrial	6,532	12,832	9,171	5,950	15,193	5,394	32,093	87,165
Current-period gross write-offs		-	-	-	-	1	-	1

Indirect automobile
Performing	$28,678	$38,401	$31,219	$35,684	$40,254	$13,370	$-	$187,606
Non-performing	-	75	113	77	113	128	-	506
Total indirect automobile	28,678	38,476	31,332	35,761	40,367	13,498	-	188,112
Current-period gross write-offs	-	142	342	447	275	157	-	1,363

Home equity
Performing	$127	$665	$201	$-	$-	$2,865	$8,077	$11,935
Non-performing	-	-	-	-	-	12	-	12
Total home equity	127	665	201	-	-	2,877	8,077	11,947

Other consumer
Performing	$1,801	$1,445	$1,101	$658	$541	$66	$204	$5,816
Total other consumer	1,801	1,445	1,101	658	541	66	204	5,816
Current-period gross write-offs	-	-	19	9	11	1	-	40

Total Loans
Pass/performing	$64,939	$130,112	$95,300	$97,044	$124,489	$155,137	$20,800	$687,821
Watch	3,327	25,161	30,938	26,179	34,106	64,521	19,159	203,391
Special mention	-	-	82	22,931	2,279	-	374	25,666
Substandard	-	-	-	-	2,304	2,056	41	4,401
Non-performing	-	75	113	77	397	1,032	-	1,694
Total Loans	$68,266	$155,348	$126,433	$146,231	$163,575	$222,746	$40,374	$922,973
Total Current-period gross write-offs	$-	$142	$361	$456	$286	$159	$-	$1,404

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

							Revolving
	Loans by Origination Year						Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost	Total
Commercial construction
Pass	$2,037	$-	$-	$-	$-	$-	$-	$2,037
Watch	775	6,170	-	-	-	-	-	6,945
Total commercial construction	2,812	6,170	-	-	-	-	-	8,982

Commercial non-residential
Pass	$63,489	$44,835	$36,178	$34,652	$25,438	$74,392	$-	$278,984
Watch	16,602	11,894	10,164	23,344	3,343	46,157	-	111,504
Special mention	-	-	22,921	-	-	-	-	22,921
Substandard	-	-	-	2,315	-	2,084	-	4,399
Total commercial non-residential	80,091	56,729	69,263	60,311	28,781	122,633	-	417,808
Current-period gross write-offs	-	-	-	629	-	-	-	629

Multifamily
Pass	$10,986	$738	$590	$18,086	$27,949	$7,063	$-	$65,412
Watch	996	5,627	10,210	10,756	5,514	9,423	-	42,526
Total multifamily	11,982	6,365	10,800	28,842	33,463	16,486	-	107,938

Residential
Performing	$21,114	$14,402	$25,795	$20,184	$1,720	$15,616	$-	$98,831
Non-performing	-	-	-	292	-	963	-	1,255
Total residential	21,114	14,402	25,795	20,476	1,720	16,579	-	100,086

Commercial and industrial
Pass	$8,011	$6,937	$6,533	$14,284	$5,559	$512	$18,818	$60,654
Watch	6,305	3,014	783	4,689	190	939	14,186	30,106
Special mention	-	-	-	455	-	-	250	705
Substandard	-	-	-	-	22	-	39	61
Total commercial and industrial	14,316	9,951	7,316	19,428	5,771	1,451	33,293	91,526
Current-period gross write-offs		11	151	8	-	165	-	335

Indirect automobile
Performing	$44,776	$38,583	$47,088	$58,044	$19,391	$5,180	$-	$213,062
Non-performing	41	104	120	320	87	68	-	740
Total indirect automobile	44,817	38,687	47,208	58,364	19,478	5,248	-	213,802
Current-period gross write-offs	86	428	500	1,026	463	129	-	2,632

Home equity
Performing	$680	$206	$-	$-	$-	$3,213	$8,191	$12,290
Total home equity	680	206	-	-	-	3,213	8,191	12,290

Other consumer
Performing	$1,987	$1,483	$975	$907	$139	$7	$220	$5,718
Non-performing	-	5	10	-	-	-	-	15
Total other consumer	1,987	1,488	985	907	139	7	220	5,733
Current-period gross write-offs	33	18	15	24	-	-	-	90

Total Loans
Pass/performing	$153,080	$107,184	$117,159	$146,157	$80,196	$105,983	$27,229	$736,988
Watch	24,678	26,705	21,157	38,789	9,047	56,519	14,186	191,081
Special mention	-	-	22,921	455	-	-	250	23,626
Substandard	-	-	-	2,315	22	2,084	39	4,460
Non-performing	41	109	130	612	87	1,031	-	2,010
Total Loans	$177,799	$133,998	$161,367	$188,328	$89,352	$165,617	$41,704	$958,165
Total Current-period gross write-offs	$119	$457	$666	$1,687	$463	$294	$-	$3,686

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first six months of 2026 or 2025.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Six months ended June 30,
	2026	2025
Beginning balance	$106	$166
Amortization	(14)	(37)

Ending balance	$92	$129

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $7 and $17 of amortization expense related to its intangible assets for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $14 and $37 of amortization expense related to its intangible assets for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2026	$15
2027	21
2028	16
2029	13
2030	11
Thereafter	16
Total	$92

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposits balances are summarized as follows:

	June 30,	December 31,
	2026	2025
Non-interest bearing demand deposits	$242,774	$227,272
Interest bearing accounts:
Subscription Deposits	156,012	—
NOW(1)	131,312	123,576
Savings	132,765	127,219
Money market	235,508	242,333
Time certificates of deposit	384,601	376,940
Total interest bearing accounts	1,040,198	870,068
Total deposits	$1,282,972	$1,097,340
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (the “FDIC”) insurance for deposit products with aggregate amounts exceeding the current limits for depositors. At June 30, 2026 and December 31, 2025, total reciprocal deposits were $37,571 and $35,638, respectively. Included in time certificates of deposit at June 30, 2026 and December 31, 2025 were reciprocal deposits totaling $23,278 and $21,854, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $14,293 and $13,784 at June 30, 2026 and December 31, 2025, respectively.

The Company had no brokered deposits at either June 30, 2026 or December 31, 2025. Time certificates of deposit in denominations of $250 or greater were $106,414 and $99,659 as of June 30, 2026 and December 31, 2025, respectively.

Contractual maturities of time certificates of deposit at June 30, 2026 are summarized below:

June 30,
2026
Within 1 year	$342,693
1 – 2 years	39,104
2 – 3 years	1,585
3 – 4 years	954
4 – 5 years	265
Total	$384,601

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. Borrowings with the FHLB require collateralization through the pledge of specific loans and securities. The Bank also has access to a preapproved secured line of credit with the FHLB, which was not to exceed $734,922 and $650,791 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank had pledged $523,284 of assets to the FHLB, which resulted in a secured line of credit of $365,095. At December 31, 2025, the Bank had pledged $514,823 of assets to the FHLB, which resulted in a secured line of credit of $306,410. At June 30, 2026 and December 31, 2025, the Company had no outstanding overnight line of credit balances with the FHLB. These borrowings would mature the following business day. The Company also had structured borrowings of $5,153. The outstanding principal amounts and the related terms and rates of FHLB advances at June 30, 2026 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$1,233	September 21, 2026	5.20%	$1,233	$—
Fixed medium-term	381	November 9, 2026	5.04%	381	—
Fixed medium-term	969	May 3, 2027	4.99%	969	—
Fixed medium-term	740	June 21, 2027	4.73%	740	—
Fixed medium-term	1,830	June 27, 2028	3.91%	—	1,830
Total	$5,153	Weighted Average Rate	4.62%	$3,323	$1,830

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either June 30, 2026 or December 31, 2025.

Subordinated Debt

In addition to the Bank, the Company has one other wholly-owned subsidiary, RSB Capital Trust I (the “Trust”). In 2005, the Trust issued $5,000 of pooled trust preferred securities in a private placement and issued 155 shares of common stock at $1 par value per share, to the Company. The Trust, which has no independent assets or operations, was formed in 2005 for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures. The proceeds from the issuance of the trust preferred securities were down-streamed to the Bank and are currently considered Tier 1 capital for determining the Bank’s capital ratios. The duration of the Trust is 30 years.

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate plus 2% and a relative spread adjustment of 0.26%, was 5.90% and 6.14% at June 30, 2026 and December 31, 2025, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either June 30, 2026 or December 31, 2025.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either June 30, 2026 or December 31, 2025.

Additionally, at June 30, 2026 and December 31, 2025, the Bank had available funds of $136,838 and $155,646, respectively, under the Federal Reserve Bank’s discount window. There were no advances outstanding under this line of credit at either June 30, 2026 or December 31, 2025.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	June 30,	December 31,
	2026	2025
Projected and accumulated benefit obligation	$(16,435)	$(16,707)
Plan assets at fair value	18,550	18,902
Funded status included in accrued expenses and other liabilities	$2,115	$2,195

The net periodic pension cost and amounts recognized in other expense are as follows:

	Six months ended June 30,
	2026	2025
Interest cost	$443	$445
Expected return on plan assets	(563)	(491)
Amortization of unrecognized loss	13	74
Net periodic (benefit) cost	$(107)	$28

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in two diversified investment funds.

As of June 30, 2026, the investment funds included two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first six months of 2026 or 2025.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$18,550	$—	$—	$18,550
Total assets at fair value	$18,550	$—	$—	$18,550

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,732	$—	$—	$12,732
Equity	6,170	—	—	6,170
Total assets at fair value	$18,902	$—	$—	$18,902

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $560 and $569 for the six months ended June 30, 2026 and 2025, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At June 30, 2026 and December 31, 2025, total amounts due to participants of $2,107 and $3,429, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $161 and $177 for the six months ended June 30, 2026 and 2025, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintained an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan was limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors was permitted to grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan were credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earned interest at a rate determined annually by the Board of Directors. Participants vested in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranged from one to five years of service. At June 30, 2026 and December 31, 2025, $1,912 and $1,630, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $644 and $455 for the six months ended June 30, 2026 and 2025, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

On May 19, 2026, the Board of Directors of the Bank terminated the Executive Plan.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,785 and $1,761 at June 30, 2026 and December 31, 2025, respectively. The Company recognized expenses of $24 for each of the six months ended June 30, 2026 and 2025 related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,170 and $2,154 at June 30, 2026 and December 31, 2025, respectively. The Company recognized expenses of $23 and $69 for the six months ended June 30, 2026 and 2025, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company granted a loan to the ESOP to purchase 436,425 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (6.75% at January 1, 2026). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2026 was $3,335. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 21,821 through 2039.

Shares held by the ESOP include the following:

	June 30,	December 31,
	2026	2025
Allocated	152,747	130,926
Committed to be allocated	10,908	21,821
Unallocated	272,770	283,678
Paid out to participants	(28,945)	(28,945)
Total shares	407,480	407,480

The fair value of unallocated shares was $4,722 at June 30, 2026.

Total compensation expense recognized in connection with the ESOP was $164 and $115 for the six months ended June 30, 2026 and 2025, respectively.

Share-Based Compensation Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 EIP”).  The 2020 EIP authorizes the issuance to participants of up to 763,743 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the 2020 EIP pursuant to the exercise of stock options is 545,531 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 218,212 shares.  These amounts represented 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the initial stock offering of Rhinebeck Bancorp in 2018.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Pursuant to terms of the 2025 EIP, on May 26, 2026, the Board of Directors granted restricted stock to employees and directors. All of the awards granted vest annually over a three-year period from the date of the grant.

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

A summary of options under the 2020 EIP as of June 30, 2026 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	258,830	$6.57	4.15
Exercised	(69,730)	6.57	-
Expired	(2,000)	6.57	-
Options outstanding at June 30, 2026	187,100	$6.57	4.16
Options exercisable at June 30, 2026	187,100	$6.57	4.16

At June 30, 2026, the aggregate intrinsic value of the stock options exercised was $654, and the aggregate intrinsic value of the stock options outstanding was $2,024. These values fluctuate based on changes in the fair market value of the Company’s stock. The aggregate intrinsic value of the stock options outstanding represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on June 30, 2026.

As of June 30, 2026, there was no unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP, as all options were fully vested at June 30, 2026.

There were no options granted or outstanding under the 2025 EIP as of June 30, 2026.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2026:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	10,000	$7.94
Granted	100,878	15.40
Non-vested restricted stock at June 30, 2026	110,878	$14.73

As of June 30, 2026, there was $1,539 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 and 2025 EIPs. The cost is expected to be recognized over the remaining period of 2.85 years.

For the six months ended June 30, 2026 and 2025, share-based compensation of options and restricted stock under the 2020 and 2025 EIPs totaled $75 and $20, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of June 30, 2026, the Company leased real estate for seven branch offices and one administrative office under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2030 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 14.7 years and 15.2 years as of June 30, 2026 and December 31, 2025, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The weighted average discount rate for operating leases as of June 30, 2026 and December 31, 2025 was 4.15% and 4.12%, respectively.

For the six months ended June 30, 2026 and 2025, total operating lease costs were $369 and $410, respectively, and were included in occupancy and other expense. The ROU asset, included in other assets, was $5,937 and $6,045 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,049 and $6,144 as of June 30, 2026 and December 31, 2025, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026 were as follows:

Years ending December 31:
2026	$355
2027	715
2028	701
2029	654
2030	604
Thereafter	5,497
Total future minimum lease payments	8,526
Amounts representing interest	(2,477)
Present Value of Net Future Minimum Lease Payments	$6,049

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2026	2025
Commitments to extend credit summarized as follows:
Future loan commitments	$1,674	$1,688
Undisbursed construction loans	17,529	3,946
Undisbursed home equity lines of credit	9,526	9,735
Undisbursed commercial and other line of credit	96,358	74,207
Standby letters of credit	4,340	5,014
Credit card lines	12,010	10,697
Loans sold with recourse	470	473
Total	$141,907	$105,760

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $113 and $115 related to our swaps is recorded in other assets and other liabilities as of June 30, 2026 and December 31, 2025, respectively.

Summary information regarding these derivatives is presented below:

	June 30,	December 31,
	2026	2025
Notational amount	$228,344	$240,092
Fair value	$5,523	$7,204
Weighted average pay rates	5.65%	5.77%
Weighted average receive rates	5.73%	6.03%
Weighted average maturity (in years)	5.02	5.41

Number of Contracts	41	42

In addition, as of June 30, 2026, the Company has one forward rate swap with a notional value of $15,000 and a fair value of $170 with an effective date of November 1, 2027. This forward swap has a fixed weighted average pay rate of 6.42% and the related weighted average adjustable receive rate will be determined at the time the forward swap becomes effective. There were no contracted forward rate swaps at December 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	June 30, 2026
Rhinebeck Bank
Total capital (to risk-weighted assets)	$153,134	15.41%	$79,497	8.00%	$99,371	10.00%
Tier 1 capital (to risk-weighted assets)	145,219	14.61%	59,623	6.00%	79,497	8.00%
Common equity tier one capital (to risk weighted assets)	145,219	14.61%	44,717	4.50%	64,591	6.50%
Tier 1 capital (to average assets)	145,219	10.93%	53,154	4.00%	66,443	5.00%

	December 31, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$147,671	14.40%	$82,039	8.00%	$102,549	10.00%
Tier 1 capital (to risk-weighted assets)	139,166	13.57%	61,529	6.00%	82,039	8.00%
Common equity tier one capital (to risk weighted assets)	139,166	13.57%	46,147	4.50%	66,657	6.50%
Tier 1 capital (to average assets)	139,166	10.62%	52,423	4.00%	65,529	5.00%

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2026
Assets:
U.S. Treasury securities	$54,046	$54,046	$—	$—
U.S. government agency mortgage-backed securities-residential	82,878	—	82,878	—
U.S. government agency securities	16,413	—	16,413	—
Municipal securities	2,081	—	1,996	85
Corporate bonds	15,780	—	15,780	—
Other	170	—	170	—
Total available for sale securities	171,368	54,046	117,237	85
Loan level interest rate swaps	5,523	—	5,523	—
Total assets	$176,891	$54,046	$122,760	$85
Liabilities:
Loan level interest rate swaps	$5,523	$—	$5,523	$—
Total liabilities	$5,523	$—	$5,523	$—

	December 31, 2025
Assets:
U.S. Treasury securities	$35,828	$35,828	$—	$—
U.S. government agency mortgage-backed securities – residential	88,980	—	88,980	—
U.S. government agency securities	18,352	—	18,352	—
Municipal securities	2,082	—	1,997	85
Corporate bonds	16,589	—	16,589	—
Other	372	—	372	—
Total available for sale securities	162,203	35,828	126,290	85
Loan level interest rate swaps	7,204	—	7,204	—
Total assets	$169,407	$35,828	$133,494	$85
Liabilities:
Loan level interest rate swaps	$7,204	$—	$7,204	$—
Total liabilities	$7,204	$—	$7,204	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	June 30, 2026
Individually analyzed loans, with specific reserves	$256	$—	$—	$256
Total	$256	$—	$—	$256

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	$—	$—	$405
Total	$405	$—	$—	$405

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $419 and $645 with valuation allowances of $163 and $240 and fair values of $256 and $405 at June 30, 2026 and December 31, 2025, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	June 30, 2026
Individually analyzed loans, with specific reserves	$256	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		June 30, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$304,563	$304,563	$—	$—	$304,563
Available for sale securities	171,368	54,046	117,237	85	171,368
Loan level interest rate swaps	5,523	—	5,523	—	5,523
FHLB stock	1,153	—	1,153	—	1,153
Loans, net	918,477	—	—	913,956	913,956
Accrued interest receivable	4,592	—	4,592	—	4,592
Mortgage servicing rights	1,094	—	—	3,982	3,982
Financial Liabilities:
Deposits	$1,282,972	$—	$1,212,523	$—	$1,212,523
Mortgagors' escrow accounts	13,206	—	13,206	—	13,206
FHLB advances	5,153	—	4,922	—	4,922
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	5,523	—	5,523	—	5,523
Accrued interest payable	722	—	722	—	722

		Fair Value Measurements at
		December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$101,986	$101,986	$—	$—	$101,986
Available for sale securities	162,203	35,828	126,290	85	162,203
Loan level interest rate swaps	7,204	—	7,204	—	7,204
FHLB stock	1,957	—	1,957	—	1,957
Loans, net	953,385	—	—	944,816	944,816
Accrued interest receivable	4,882	—	4,882	—	4,882
Mortgage servicing rights	1,262	—	—	3,926	3,926
Financial Liabilities:
Deposits	$1,097,340	$—	$1,053,275	$—	$1,053,275
Mortgagors' escrow accounts	9,399	—	9,399	—	9,399
FHLB advances	25,153	—	26,982	—	26,982
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	7,204	—	7,204	—	7,204
Accrued interest payable	918	—	918	—	918

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Securities available for sale:
Net unrealized loss on securities available for sale	$(8,658)	$(7,918)
Related deferred tax(1)	1,818	1,663
Net accumulated other comprehensive loss	(6,840)	(6,255)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(2,308)	(2,120)
Related deferred tax(1)	485	445
Net accumulated other comprehensive loss	(1,823)	(1,675)
Total accumulated other comprehensive loss	$(8,663)	$(7,930)

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

Management makes operating decisions and assesses performance based on an ongoing review of these banking operations. The accounting policies of the banking operations segment are the same as those described in the summary of significant accounting policies. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker (the “CODM”). The CODM assesses the Company's products and services, which primarily consist of banking operations, and evaluates performance based on financial data provided.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three and six months ended June 30, 2026 or 2025. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income applicable to common stock	$2,616	$2,726	$4,832	$5,014

Average number of common shares outstanding	11,105,457	11,084,776	11,114,757	11,082,316
Less: Average unearned ESOP shares	275,513	297,330	278,240	300,057
Average number of common shares outstanding used to calculate basic earnings per common share	10,829,944	10,787,446	10,836,517	10,782,259
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	9,874	7,297	6,678	6,467
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	118,299	159,381	127,339	151,116
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	10,958,117	10,954,124	10,970,534	10,939,842

Earnings per common share:
Basic	$0.24	$0.25	$0.45	$0.47
Diluted	$0.24	$0.25	$0.44	$0.46

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “approximate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “predict,” “forecast,” “improve,” “continue,” “will,” “would,” “should,” “could,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to effectively deploy the net proceeds from the stock offering in a manner that generates acceptable returns on equity and avoids prolonged periods of excess capital;
●	regulatory restrictions applicable to the Company following completion of the mutual-to-stock conversion, including limitations on stock repurchases, dividends, and being acquired during the post-conversion period;
●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in the estimates or methodology used in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;

●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
●	the impact of a shutdown of the U.S. government, debt ceiling impasses or fiscal uncertainty;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in investor sentiment and consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements and the operational risks associated with the adoption of artificial intelligence and other emerging technologies;
●	our compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to pandemics, or other public health emergencies.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.” Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

Recent Events

On July 21, 2026, the Company completed its second-step conversion, and became a fully public stock holding company. In connection therewith, the Company sold 8,880,210 shares of common stock at a purchase price of $10.00 per share, generating gross offering proceeds of $88.8 million. Because the offering was oversubscribed, the Company subsequently returned approximately $71.5 million to subscribers at closing.

Concurrent with the offering, existing public shares of common stock were exchanged for new shares of common stock of the Company at an exchange ratio of 1.3978. Cash was paid in lieu of fractional shares at a rate of $10.00 per share. Upon completion of the offering and share exchange, the Company had 15,635,966 shares of common stock outstanding, and the new shares commenced trading on the Nasdaq Capital Market under the symbol “RBKB” on July 22, 2026.

This significant capital influx substantially increases our net worth and liquidity position. The net proceeds from the offering will provide additional capital to support future loan growth, expand our branch network, enhance products and services, and fund general corporate purposes. Additionally, because the offering was oversubscribed, the Employee Stock Ownership Plan (ESOP) was unable to purchase shares directly in the offering. The ESOP purchased 355,208 shares at an average cost of $12.28 per share in the open market following the transaction.

Critical Accounting Policies

Our most significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be our critical accounting estimates.  The judgment and assumptions made are based upon historical experience, future forecasts, and/or other factors that management believes to be reasonable.  Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. We consider the allowance for credit losses to be our most critical accounting policy.

Allowance for Credit Losses

The Company's allowance for credit losses is its estimate of expected lifetime credit losses currently expected in the loan portfolio, on unfunded lending commitments, and on its available-for-sale securities portfolio over the expected life of those assets. While these estimates are based on substantive methods for determining the required allowance, actual outcomes may differ significantly from estimated results, especially when determining required allowances for larger, complex commercial credits or unfunded lending commitments to commercial borrowers. Consumer loans, including indirect automobile loans and single family residential real estate loans, are smaller and generally behave in a similar manner, and loss estimates for these credits are considered more predictable. Additionally, the allowance for credit losses calculation utilizes a forward-looking forecast of macroeconomic conditions, which may differ significantly from actual results. Further discussion of the methodology used in establishing the allowance is provided in Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased by $168.3 million, or 12.9%, to $1.47 billion as of June 30, 2026, due primarily to an increase in cash and cash equivalents of $202.6 million, or 198.6%, and an increase in available for sale securities of $9.2 million, or 5.7%. This increase was partially offset by a decrease in loans receivable of $34.9 million, or 3.7%, to $918.5 million, and a decrease in other assets of $7.2 million, or 28.1%.

Cash and Cash Equivalents. Cash and cash equivalents increased $202.6 million, or 198.6%, to $304.6 million at June 30, 2026 from $102.0 million at December 31, 2025, primarily due to $156.0 million in stock subscriptions, as well as increases in deposits held at the FHLB, FRB and other interest-bearing depository accounts. The increase was primarily driven by deposit growth.

Investment Securities Available for Sale. Available for sale securities increased $9.2 million, or 5.7%, to $171.4 million at June 30, 2026 from $162.2 million at December 31, 2025, primarily due to $22.4 million in purchases (primarily in U.S. Treasury securities), partially offset by $12.7 million in paydowns, calls, and maturities and a $740,000 increase in unrealized losses.

Net Loans. Net loans receivable decreased $34.9 million, or 3.7%, to $918.5 million at June 30, 2026, compared to $953.4 million at December 31, 2025 reflecting a strategic $25.7 million reduction in indirect automobile loans to reduce this concentration in the portfolio. At June 30, 2026, indirect automobile loans were 12.8% of total assets, compared to 16.4% at December 31, 2025. Commercial real estate loans decreased $11.6 million, while residential real estate loans increased $6.7 million. Non-accrual loans decreased by $312,000, or 8.4%, from $3.7 million at December 31, 2025 to $3.4 million at June 30, 2026.

Other Assets. Other assets decreased by $7.2 million, or 28.1%, from $25.5 million at December 31, 2025 to $18.3 million as of June 30, 2026, driven primarily by a $3.0 million reduction in swap collateral, a $1.7 million decrease in the fair value of swaps, and a $1.5 million decline in deferred trustee fees resulting from the retirement of two directors.

Total Liabilities. Total liabilities increased $165.5 million, or 14.2%, to $1.33 billion at June 30, 2026, primarily driven by a $185.6 million, or 16.9%, increase in deposits which included $156.0 million in stock subscription deposits, and a $3.8 million increase in mortgagors’ escrow accounts. The increases were offset by a reduction in borrowings of $20.0 million, or 79.5%, and a $3.9 million, or 14.0%, decrease in accrued expenses and other liabilities, primarily due to deferred subscription costs and a decrease in the fair value of swaps.

Deposits. Deposits increased $185.6 million, or 16.9%, to $1.28 billion at June 30, 2026. Interest-bearing deposits increased $170.1 million, or 19.6%, while non-interest-bearing deposits increased $15.5 million, or 6.8%. The increase in interest-bearing deposits was primarily due to subscription deposits of $156.0 million, of which approximately $71.5 million (including interest) was subsequently returned to subscribers at closing due to oversubscription. This was augmented by increases in certificates of deposit of $7.7 million, NOW accounts of $7.7 million and savings accounts of $5.5 million. These increases were partially offset by a decrease in money market accounts of $6.8 million.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $37.6 million and $35.6 million at June 30, 2026 and December 31, 2025, respectively. We had no brokered deposits at either June 30, 2026 or December 31, 2025.

Mortgagors’ Escrow Accounts. Mortgagors’ escrow accounts increased $3.8 million, or 40.5%, to $13.2 million at June 30, 2026, from $9.4 million at December 31, 2025, primarily due to the timing of property tax and insurance disbursements.

Advances from the Federal Home Loan Bank. FHLB advances declined $20.0 million, or 79.5%, to $5.2 million at June 30, 2026 from $25.2 million at December 31, 2025. The reduction reflects the Company’s use of excess liquidity from increased cash balances and increased deposits to pay down borrowings.

Stockholders’ Equity. Stockholders' equity increased $2.8 million, or 2.0%, to $139.6 million at June 30, 2026. The increase was primarily due to $4.8 million in net income partially offset by a $1.8 million repurchase of common stock and a $733,000 increase in the total accumulated other comprehensive loss. The Company’s book value per share was $12.49 at June 30, 2026, compared to $12.28 at December 31, 2025. The ratio of stockholders’ equity to total assets decreased to 9.50% from 10.51% over the same period. Unearned common stock held by the ESOP was $2.7 million at June 30, 2026 and $2.8 million at December 31, 2025.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2026 and 2025

Net Income. Net income for the second quarter of 2026 was $2.6 million, compared to $2.7 million for the second quarter of 2025. Diluted earnings per share were $0.24 for the second quarter of 2026, compared to $0.25 for the same quarter of 2025. Interest and dividend income increased $258,000, or 1.5%, while interest expense increased $118,000, or 2.2%. The provision for credit losses increased $90,000, or 89.1%. Non-interest income increased $141,000, or 8.8%, and non-interest expense increased $301,000, or 3.1%. The provision for income taxes remained unchanged between the comparable quarters.

Net income for the first six months of 2026 was $4.8 million, compared to $5.0 million for the first six months of 2025. Diluted earnings per share were $0.44 for the first half of 2026, compared to $0.46 for the same period of 2025. Interest and dividend income increased $231,000, or 0.7%, while interest expense decreased $66,000, or 0.6%. The provision for credit losses decreased $192,000, or 76.2%. Non-interest income decreased $144,000, or 4.3%, and non-interest expense increased $531,000, or 2.8%. The provision for income taxes decreased $4,000 between the comparable six month periods.

Net Interest Income. Net interest income increased $140,000, or 1.2%, to $11.6 million for the three months ended June 30, 2026 compared to 2025. The increase was primarily due to higher interest-earning asset balances and lower costs on interest-bearing liabilities, partially offset by lower yields on interest-earning assets and higher interest-bearing liability balances. The net interest margin decreased by 19 basis points to 3.78% and the interest rate spread decreased by 13 basis points from 3.33% for the three months ended June 30, 2025 to 3.20% for the three months ended June 30, 2026. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 2.05% to 133.06%.

Net interest income increased $297,000, or 1.3%, to $22.8 million for the six months ended June 30, 2026 compared to $22.3 million for the six months ended June 30, 2025. The increase was primarily due to higher interest-earning assets and lower costs on interest-bearing liabilities, offset by a decreased yield on interest-earning assets and an increase in the balance of interest-bearing liabilities. The net interest margin decreased by 11 basis points to 3.77% and the interest rate spread decreased by five basis points from 3.23% for the six months ended June 30, 2025 to 3.18% for the six months ended June 30, 2026. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 1.08% to 133.47%.

Interest Income. Interest income increased $258,000, or 1.5%, to $17.0 million for the three months ended June 30, 2026. The increase was primarily due to an increase in average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of interest-bearing depository accounts and federal funds sold, which increased $92.5 million, or 246.6%, to $130.1 million, and was partially offset by a decrease of $37.5 million, or 3.8% in the average balance of loans when comparing the three months ended June 30, 2026 and 2025. The average yield on interest-earning assets decreased by 26 basis points to 5.52%, while the average balance of interest-earning assets increased by $73.5 million, or 6.3%, to $1.24 billion. The average yield on interest-bearing depository accounts and federal funds sold decreased by 71 basis points, to 3.71%, the average yield on loans decreased two basis points, to 6.16%, and the average yield on available for sale securities decreased nine basis points, to 3.28%.

Interest income increased $231,000, or 0.7%, to $33.6 million for the six months ended June 30, 2026. The increase was primarily due to an increase in average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of interest-bearing depository accounts and federal funds sold, which increased $78.0 million, or 236.2%, and was partially offset by a decrease of $39.8 million, or 4.0% in the average balance of loans, when comparing the six months ended June 30, 2026 and 2025. The average yield on interest-earning assets decreased by 19 basis points to 5.56%, while the average balance of interest-earning assets increased by $48.2 million, or 4.1%, to $1.22 billion. The average yield on interest-bearing depository accounts and federal funds sold decreased by 48 basis points, to 3.75%, the average yield on loans decreased two basis points, to 6.14%, while the average yield on available for sale securities increased six basis points, to 3.37%.

Interest Expense. Interest expense increased $118,000, or 2.2%, to $5.4 million for the three months ended June 30, 2026, compared to $5.3 million for the same quarter in 2025. The average balance of total interest-bearing liabilities increased $68.4 million, or 8.0%, to $928.4 million, primarily due to a $96.8 million increase in the average balance of deposits partially offset by a $28.5 million decrease in the average balance of FHLB advances, which decreased from $33.7 million to $5.2 million. The average cost of interest-bearing liabilities decreased by 13 basis points, to 2.32%, reflecting lower funding costs, primarily due to the receipt of subscription deposits maintained at a low savings rate, and a decrease in borrowings.

Interest expense decreased $66,000, or 0.6%, to $10.8 million for the six months ended June 30, 2026, compared to $10.9 million for the same six-month period in 2025. The average cost of interest-bearing liabilities decreased by 14 basis points, to 2.38%, reflecting lower funding costs, a decrease in borrowings and lower market interest rates. The average balance of total interest-bearing liabilities increased $43.1 million, or 5.0%, to $914.1 million, primarily due to an $82.9 million increase in the average balance of deposits partially offset by a $39.8 million decline in the average balance of FHLB advances, which decreased from $54.2 million to $14.4 million. The average cost of these advances also declined by 1.66%, from 3.95% to 2.29% for the first half of 2025 and 2026, respectively.

Provision for Credit Losses. The provision for credit losses increased by $90,000, or 89.1%, from a $101,000 credit for the quarter ended June 30, 2025 to an $11,000 credit for the current quarter, driven by a lower amount of automobile loans and low non-performing loan levels. Net charge-offs increased $12,000, from $91,000 for the second quarter of 2025 to $103,000 for the second quarter of 2026. The increase was primarily due to increased net charge-offs of $47,000 in indirect automobile loans, substantially offset by decreased net charge-offs of $36,000 in consumer loans.

The provision for credit losses decreased by $192,000, or 76.2%, from $252,000 for the six months ended June 30, 2025 to $60,000 for the six months ended June 30, 2026. The decrease in the provision was primarily due to lower loan balances, particularly indirect automobile loans. Net charge-offs increased $49,000, or 8.2% to $650,000 for the first six months of 2026 as compared to $601,000 for the first six months of 2025. The increase was primarily due to increased net charge-offs in indirect automobile loans of $223,000, substantially offset by a decrease of $182,000 in net charge-offs of commercial loans.

Non-Interest Income. Non-interest income totaled $1.7 million for the three months ended June 30, 2026, an increase of $141,000, or 8.8%, from the comparable period in 2025, due primarily to an increase of $155,000, or 57.6%, in investment advisory fee income offset by a $69,000 decrease in net gain on sale of loans as we discontinued originating residential mortgage loans directly.

Non-interest income totaled $3.2 million for the six months ended June 30, 2026, a decrease of $144,000, or 4.3%, from the comparable period in 2025, driven primarily by a decrease of $207,000, or 27.3%, in other non-interest income and a $107,000 decrease in net gain on sales of loans. These decreases were partially offset by an increase in investment advisory income of $122,000.

Non-Interest Expense. For the three months ended June 30, 2026, non-interest expense totaled $10.0 million, an increase of $301,000, or 3.1%, compared to the same period in 2025. This increase was primarily driven by increases in: salaries and employee benefits of $296,000, professional fees of $144,000, and data processing costs of $71,000. These increases were partially offset by decreases in other non-interest expenses of $85,000, marketing expenses of $85,000, and FDIC deposit insurance and other insurance expenses of $42,000.

For the six months ended June 30, 2026, non-interest expense totaled $19.7 million, an increase of $531,000, or 2.8%, compared to $19.2 million for the same period in 2025. The variance was primarily driven by a $695,000, or 6.7%, increase in salaries and employee benefits, reflecting increased compensation and medical insurance costs, and higher occupancy and data processing expenses, which rose $164,000 and $155,000, respectively. These operational increases were partially offset by a $260,000 decrease in other expenses, a $140,000 decrease in marketing expenses, and a $120,000 decrease in FDIC deposit insurance costs.

Income Taxes. The provision for income taxes remained at $762,000 for the three months ended June 30, 2026 and 2025. The effective tax rate was 22.56% for the three months ended June 30, 2026 as compared to 21.85% for the three months ended June 30, 2025.

The provision for income taxes decreased $4,000 to $1.4 million for the six months ended June 30, 2026. The effective tax rate was 22.43% for the six months ended June 30, 2026 as compared to 21.84% for the six months ended June 30, 2025.

Average Balance Sheets for the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended June 30,
	2026			2025
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest-bearing depository accounts and federal funds sold	$130,061	$1,204	3.71%	$37,527	$414	4.42%
Loans(1)	940,474	14,449	6.16%	978,022	15,066	6.18%
Available-for-sale securities	163,432	1,338	3.28%	143,756	1,208	3.37%
Other interest-earning assets	1,303	22	6.77%	2,496	67	10.77%
Total interest-earning assets	1,235,270	17,013	5.52%	1,161,801	16,755	5.78%
Non-interest-earning assets	87,498			87,246
Total assets	$1,322,768			$1,249,047
Liabilities and equity:
Subscription Deposits	$20,824	$8	0.15%	$—	$—	—%
NOW accounts	131,146	80	0.24%	118,195	58	0.20%
Money market accounts	238,920	1,523	2.56%	215,295	1,353	2.52%
Savings accounts	130,554	120	0.37%	134,314	130	0.39%
Certificates of deposit	385,544	3,543	3.69%	342,425	3,295	3.86%
Total interest-bearing deposits	906,988	5,274	2.33%	810,229	4,836	2.39%
Escrow accounts	11,060	30	1.09%	10,847	30	1.11%
Federal Home Loan Bank advances	5,154	—	—%	33,686	311	3.70%
Subordinated debt	5,155	77	5.99%	5,155	86	6.69%
Total other interest-bearing liabilities	21,369	107	2.01%	49,688	427	3.45%
Total interest-bearing liabilities	928,357	5,381	2.32%	859,917	5,263	2.45%
Non-interest-bearing deposits	231,793			231,573
Other non-interest-bearing liabilities	23,753			29,950
Total liabilities	1,183,903			1,121,440
Total stockholders’ equity	138,865			127,607
Total liabilities and stockholders’ equity	$1,322,768			$1,249,047
Net interest income		$11,632			$11,492
Interest rate spread			3.20%			3.33%
Net interest margin(2)			3.78%			3.97%
Average interest-earning assets to average interest-bearing liabilities			133.06%			135.11%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $52,000 and $86,000 for the three months ended June 30, 2026 and 2025, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.
(3)	Annualized.

	For the Six Months Ended June 30,
	2026			2025
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest-bearing depository accounts	$110,962	$2,065	3.75%	$33,003	$693	4.23%
Loans(1)	945,212	28,787	6.14%	984,984	30,074	6.16%
Available-for-sale securities	162,181	2,712	3.37%	150,450	2,469	3.31%
Other interest-earning assets	1,676	60	7.22%	3,417	157	9.27%
Total interest-earning assets	1,220,031	33,624	5.56%	1,171,854	33,393	5.75%
Non-interest-earning assets	87,789			87,172
Total assets	$1,307,820			$1,259,026
Liabilities and equity:
Subscription Deposits	$10,412	$8	0.15%	$—	$—	—%
NOW accounts	127,035	152	0.24%	122,118	111	0.18%
Money market accounts	236,019	2,981	2.55%	210,683	2,588	2.48%
Savings accounts	129,980	249	0.39%	133,635	254	0.38%
Certificates of deposit	381,839	7,037	3.72%	335,917	6,625	3.98%
Total interest-bearing deposits	885,285	10,427	2.38%	802,353	9,578	2.41%
Escrow accounts	9,219	50	1.09%	9,220	51	1.12%
Federal Home Loan Bank advances	14,416	164	2.29%	54,211	1,063	3.95%
Subordinated debt	5,155	157	6.14%	5,155	172	6.73%
Total other interest-bearing liabilities	28,790	371	2.60%	68,586	1,286	3.78%
Total interest-bearing liabilities	914,075	10,798	2.38%	870,939	10,864	2.52%
Non-interest-bearing deposits	229,573			232,926
Other non-interest-bearing liabilities	25,638			29,379
Total liabilities	1,169,286			1,133,244
Total stockholders’ equity	138,534			125,782
Total liabilities and stockholders’ equity	$1,307,820			$1,259,026
Net interest income		$22,826			$22,529
Interest rate spread			3.18%			3.23%
Net interest margin(2)			3.77%			3.88%
Average interest-earning assets to average interest-bearing liabilities			133.47%			134.55%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $84,000 and $140,000 for the six months ended June 30, 2026 and 2025, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.
(3)	Annualized.

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

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2025			June 30, 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$866	$(76)	$790	$1,459	$(87)	$1,372
Loans receivable	(576)	(41)	(617)	(1,211)	(76)	(1,287)
Available for sale securities	161	(31)	130	195	47	242
Other interest-earning assets	(25)	(20)	(45)	(67)	(29)	(96)
Total interest-earning assets	426	(168)	258	376	(145)	231
Interest expense:
Deposits	452	(14)	438	864	(15)	849
Escrow accounts	—	—	—	—	—	—
Federal Home Loan Bank advances	(143)	(168)	(311)	(572)	(327)	(899)
Subordinated debt	—	(9)	(9)	—	(16)	(16)
Total interest-bearing liabilities	309	(191)	118	292	(358)	(66)
Net increase in net interest income	$117	$23	$140	$84	$213	$297

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at June 30, 2026.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$264,929	$33,059	14.3%	19.10%	20.7%
300	257,228	25,358	10.9%	18.30%	15.7%
200	250,162	18,292	7.9%	17.57%	11.0%
100	242,247	10,377	4.5%	16.77%	6.0%
0	231,870	—	—%	15.82%	—%
(100)	217,316	(14,554)	(6.3)%	14.62%	(7.6)%
(200)	198,529	(33,341)	(14.4)%	13.16%	(16.8)%
(300)	176,131	(55,739)	(24.0)%	11.49%	(27.4)%
(400)	149,078	(82,792)	(35.7)%	9.55%	(39.7)%

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

Liquidity Management

On July 21, 2026, the Company completed its second-step conversion and public stock offering, generating approximately $88.8 million in gross proceeds through the sale of 8,880,210 shares at $10.00 per share. This capital infusion significantly enhances the Company’s overall liquidity position and regulatory capital, aligning with our strategic goals to support planned growth, improve stock liquidity, facilitate the ability to pay public stockholder dividends, enhance capital market accessibility, and support future mergers and acquisitions. As of June 30, 2026, these offering proceeds were not reflected in the reported financial statements or liquidity management ratios.

We maintain liquid assets at levels we consider adequate to meet both our short-term and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are the July 21, 2026 offering proceeds, deposits, amortization and prepayment of loans and mortgage-backed securities, maturities, sales and calls of investment securities and other short-term investments, earnings, funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan and security sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.1 million for the six months ended June 30, 2026, compared to $6.7 million for the same period in 2025. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash provided by investing activities totaled $25.6 million in the first six months of 2026, a decrease from $35.3 million in the prior-year period, driven primarily by security purchases and a decrease in net loans. Cash provided by financing activities was $167.9 million for the six months ended June 30, 2026, compared to $10.1 million for the same period in 2025, resulting primarily from the $156.0 million in proceeds from stock subscriptions and changes in deposit balances and debt repayments. As a result of these activities, cash and cash equivalents increased by $202.6 million to $304.6 million as of June 30, 2026, from a beginning balance of $102.0 million.

At June 30, 2026, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Unrestricted cash and cash equivalents	$148,551
Unencumbered securities	79,277
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	359,942
FRB secured line of credit	136,838
Total available sources of funds	$784,608

The Bank has access to a preapproved secured line of credit with the FHLB. At June 30, 2026, the Bank had pledged $523.3 million of assets to the FHLB, which resulted in a secured line of credit of $365.1 million. At June 30, 2026, the Bank had borrowed $5.2 million under this line, with remaining secured borrowing capacity of $359.9 million.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Market Risk.”

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

The discussion of risk factors relevant to the Company under the heading “Risk Factors” in the prospectus filed on May 22, 2026 with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, is incorporated herein by reference. There have been no material changes to risk factors relevant to the Company’s operations since that prospectus. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In September 2022, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 247,506 shares of its common stock, of which no shares remained available for repurchase as of June 30, 2026.

In July 2025, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 540,000 shares of its common stock, of which 463,457 shares remain available for repurchase. However, the Company is not permitted to repurchase its shares for one year following the completion of its second-step conversion, which was completed on July 21, 2026.

The following table provides information regarding repurchases of the Company’s common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	1,900	$16.29	1,900	560,495
May 1 - 31, 2026	97,038	$16.09	97,038	463,457
June 1 - 30, 2026	-	-	-	463,457
Total	98,938	$16.09	98,938	463,457

There were no sales of unregistered securities during the quarter ended June 30, 2026.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

2.0

Plan of Conversion and Reorganization of Rhinebeck Bancorp, MHC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File No. 001-38779), filed with the Securities and Exchange Commission on February 10, 2026.)

3.1	Amended and Restated Articles of Incorporation of Rhinebeck Bancorp, Inc.

3.2

Bylaws of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File no. 001-38779), filed with the Securities and Exchange Commission on September 27, 2019.)

4.0

Form of Common Stock Certificate of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Rhinebeck Bancorp, Inc. (File no. 333-294283), originally filed with the Securities and Exchange Commission on March 13, 2026.)

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the period ended June 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: August 13, 2026	/s/ Matthew J. Smith
Matthew J. Smith President and Chief Executive Officer

Date: August 13, 2026	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer