Form 10-Q
period 2026-09-30
Rhinebeck Bancorp, Inc.
filed 2026-11-12
CIK 1751783

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

Yes     ☐    No   ☒

As of November 1, 2026, there were 15,635,966 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$24,990	$15,893
Federal funds sold	129,068	83,157
Interest-bearing depository accounts	47,270	2,936
Total cash and cash equivalents	201,328	101,986

Available-for-sale securities (at fair value)	281,639	162,203
Loans receivable (net of allowance for credit losses of $8,135 and $8,353, respectively)	944,482	953,385
Federal Home Loan Bank stock	1,180	1,957
Accrued interest receivable	5,492	4,882
Cash surrender value of life insurance	31,054	30,996
Deferred tax assets (net of valuation allowance of $593 and $809, respectively)	5,319	4,941
Premises and equipment, net	13,197	13,621
Goodwill	2,235	2,235
Intangible assets, net	85	106
Other assets	25,196	25,454
Total assets	$1,511,207	$1,301,766
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Non-interest bearing	$258,330	$227,272
Interest bearing	986,054	870,068
Total deposits	1,244,384	1,097,340

Mortgagors’ escrow accounts	4,630	9,399
Advances from the Federal Home Loan Bank	5,748	25,153
Subordinated debt	5,155	5,155
Accrued expenses and other liabilities	30,451	27,867
Total liabilities	1,290,368	1,164,914

Stockholders’ Equity
Preferred stock (par value $0.01 per share; 5,000,000 authorized, no shares issued)	—	—
Common stock (par value $0.01; authorized 35,000,000; issued and outstanding 15,635,966 and 15,572,948 at September 30, 2026 and December 31, 2025, respectively)	156	156
Additional paid-in capital	130,702	45,666
Unearned common stock held by the employee stock ownership plan	(6,972)	(2,837)
Retained earnings	109,128	101,797
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of taxes	(10,219)	(6,255)
Defined benefit pension plan, net of taxes	(1,956)	(1,675)
Total accumulated other comprehensive loss	(12,175)	(7,930)
Total stockholders’ equity	220,839	136,852
Total liabilities and stockholders’ equity	$1,511,207	$1,301,766

Share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1) (see Note 1)

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,587	$15,712	$43,374	$45,786
Interest and dividends on securities	2,151	1,124	4,923	3,750
Other interest income	1,908	923	3,973	1,616
Total interest and dividend income	18,646	17,759	52,270	51,152
Interest Expense
Interest expense on deposits	5,560	5,443	16,037	15,071
Interest expense on borrowings	78	281	399	1,517
Total interest expense	5,638	5,724	16,436	16,588
Net interest income	13,008	12,035	35,834	34,564
Provision for Credit Losses	778	904	838	1,156
Net interest income after provision for credit losses	12,230	11,131	34,996	33,408
Non-interest Income
Service charges on deposit accounts	789	739	2,297	2,240
Net gain on sales of loans	—	89	—	196
Increase in cash surrender value of life insurance	205	198	606	580
Net loss on disposal of premises and equipment	(23)	(1)	(1)	(1)
Gain on life insurance	318	—	318	—
Investment advisory income	453	467	1,180	1,072
Other	324	447	875	1,205
Total non-interest income	2,066	1,939	5,275	5,292
Non-interest Expense
Salaries and employee benefits	5,784	5,470	16,855	15,846
Occupancy	1,062	1,081	3,412	3,267
Data processing	626	524	1,840	1,583
Professional fees	575	501	1,604	1,470
Marketing	133	151	416	574
FDIC deposit insurance and other insurance	225	274	697	866
Amortization of intangible assets	7	16	21	53
Other	1,894	1,710	5,207	5,283
Total non-interest expense	10,306	9,727	30,052	28,942
Net income before income taxes	3,990	3,343	10,219	9,758
Net Provision for Income Taxes	838	648	2,235	2,049
Net income	$3,152	$2,695	$7,984	$7,709

Earnings per common share:
Basic	$0.21	$0.18	$0.53	$0.51
Diluted	$0.21	$0.18	$0.52	$0.50

Weighted average shares outstanding, basic	14,834,745	15,112,745	15,040,253	15,085,316
Weighted average shares outstanding, diluted	15,029,875	15,351,119	15,229,106	15,316,079

Share and per share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1) (see Note 1)

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$3,152	$2,695	$7,984	$7,709
Other Comprehensive Income
Unrealized holding (loss) gain arising during the period	(4,278)	1,256	(5,018)	4,543
Tax effect	899	(264)	1,054	(954)
Unrealized (loss) gain on available for sale securities, net of tax	(3,379)	992	(3,964)	3,589
Defined benefit pension plan:
Actuarial (losses) gains arising during the period	(174)	562	(375)	(72)
Reclassification adjustment for amortization of net actuarial loss (a)	7	(37)	20	(111)
Total	(167)	525	(355)	(183)
Tax effect (b)	34	(111)	73	38
Defined benefit pension plan losses, net of tax	(133)	414	(282)	(145)
Other comprehensive (loss) income:	(3,512)	1,406	(4,246)	3,444
Total Comprehensive (Loss) Income	$(360)	$4,101	$3,738	$11,153
(a)	Included in other non-interest expense on the consolidated statements of income.
(b)

Includes $1 and $4 for the three and nine months ended September 30, 2026 and ($8) and ($23) for the three and nine months ended September 30, 2025, for tax effect of amortization of net actuarial loss, which are included in the provision for income taxes on the consolidated statements of income.

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share and per share data)

			Unearned		Accumulated
		Additional	Common		Other
	Common	Paid-in	Stock Held	Retained	Comprehensive
	Stock	Capital	by the ESOP	Earnings	Loss	Total
Balance at December 31, 2024	$155	$45,902	$(3,055)	$91,766	$(12,935)	$121,833

Net income	—	—	—	2,288	—	2,288
Other comprehensive income	—	—	—	—	1,790	1,790
ESOP shares committed to be allocated	—	—	55	—	—	55
Share-based compensation expense	—	9	—	—	—	9
Balance at March 31, 2025	$155	$45,911	$(3,000)	$94,054	$(11,145)	$125,975

Net income	—	—	—	2,726	—	2,726
Other comprehensive income	—	—	—	—	248	248
ESOP shares committed to be allocated	—	6	54	—	—	60
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (51,718 shares)	—	—	—	—	—	—
Share redemption for tax withholding on exercised options (37,038 shares)	—	(62)	—	—	—	(62)
Balance at June 30, 2025	$155	$45,865	$(2,946)	$96,780	$(10,897)	$128,957

Net income	—	—	—	2,695	—	2,695
Other comprehensive income	—	—	—	—	1,406	1,406
ESOP shares committed to be allocated	—	14	55	—	—	69
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (142,715 shares)	1	(1)	—	—	—	—
Share redemption for tax withholding on exercised options (84,260 shares)	—	(115)	—	—	—	(115)
Share redemption for tax withholding on restricted stock vesting (2,051 shares)	—	(18)	—	—	—	(18)
Balance at September 30, 2025	$156	$45,755	$(2,891)	$99,475	$(9,491)	$133,004

Balance at December 31, 2025	$156	$45,666	$(2,837)	$101,797	$(7,930)	$136,852

Net income	—	—	—	2,216	—	2,216
Other comprehensive loss	—	—	—	—	(400)	(400)
ESOP shares committed to be allocated	—	22	55	—	—	77
Share-based compensation expense	—	10	—	—	—	10
Exercise of options (53,625 shares)	—	107	—	—	—	107
Share redemption for tax withholding (13,170 shares)	—	—	—	—	—	—
Repurchase of common stock (23,766 shares)	—	(170)	—	(50)	—	(220)
Balance at March 31, 2026	$156	$45,635	$(2,782)	$103,963	$(8,330)	$138,642

Net income	—	—	—	2,616	—	2,616
Other comprehensive loss	—	—	—	—	(333)	(333)
ESOP shares committed to be allocated	—	34	54	—	—	88
Share-based compensation expense	—	65	—	—	—	65
Restricted stock granted (141,007 shares)	1	(1)	—	—	—	—
Exercise of options (43,838 shares)	—	117	—	—	—	117
Share redemption for tax withholding on exercised options (7,676 shares)	—	—	—	—	—	—
Repurchase of common stock (138,295 shares)	(1)	(988)	—	(603)	—	(1,592)
Balance at June 30, 2026	$156	$44,862	$(2,728)	$105,976	$(8,663)	$139,603

Net income	—	—	—	3,152	—	3,152
Other comprehensive loss	—	—	—	—	(3,512)	(3,512)
Common Stock and proceeds of offering, net of offering costs	89	85,521	—	—	—	85,610
Cancellation of MHC stock	(89)	89	—	—	—	—
Return of capital from Rhinebeck Bancorp, MHC DDA	—	99	—	—	—	99
ESOP loan refinancing and purchase of 355,208 shares	—	—	(4,362)	—	—	(4,362)
ESOP shares committed to be allocated	—	16	118	—	—	134
Share-based compensation expense	—	140	—	—	—	140
Share redemption for tax withholding on restricted stock vesting (2,051 shares)	—	(25)	—	—	—	(25)
Balance at September 30, 2026	$156	$130,702	$(6,972)	$109,128	$(12,175)	$220,839

Share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1) (see Note 1)

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$7,984	$7,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(381)	(107)
Provision for credit losses	838	1,156
Loans originated for sale	—	(6,187)
Proceeds from sale of loans	—	5,814
Net gain on sale of loans	—	(196)
Amortization of intangible assets	21	53
Depreciation and amortization	994	832
Write-down on branch held for sale	23	—
Net gain from disposal of premises and equipment	1	1
Deferred income tax expense	751	1,429
Increase in cash surrender value of insurance	(606)	(580)
Gain on life insurance	(318)	—
Net increase in accrued interest receivable	(610)	(422)
Expense of earned ESOP shares	298	184
Share-based compensation expense	215	29
Net decrease (increase) in other assets	258	(3,100)
Net increase in accrued expenses and other liabilities	2,230	2,356
Net cash provided by operating activities	11,698	8,971
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities	28,284	38,975
Purchases of securities	(152,357)	(23,298)
Net purchases of FHLB Stock	777	1,937
Net decrease (increase) in loans	8,065	(6,442)
Purchases of bank owned life insurance	(23)	(23)
Purchases of bank premises and equipment	(1,503)	(497)
Proceeds from disposal of premises and equipment	909	19
Net proceeds from life insurance	888	—
Net cash (used in) provided by investing activities	(114,960)	10,671
Cash Flows from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	152,914	51,300
Net (decrease) increase in time deposits	(5,870)	43,745
Net decrease in mortgagors' escrow accounts	(4,769)	(5,341)
Net increase (decrease) in short-term debt	475	(45,000)
Proceeds from borrowings	—	1,830
Repayment of borrowings	(19,880)	—
Share redemption for tax withholding	(25)	(195)
Stock repurchases	(1,813)	—
Proceeds from exercise of stock options	225	—
Proceeds from the sale of common stock	88,802	—
Offering expenses	(3,192)	—
Loan to ESOP	(4,362)	—
Return of capital from Rhinebeck Bancorp, MHC DDA	99	—
Net cash provided by financing activities	202,604	46,339
Net increase in cash and cash equivalents	99,342	65,981
Cash and Cash Equivalents
Beginning balance	101,986	37,484
Ending balance	$201,328	$103,465
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$16,822	$16,693
Income taxes	$1,674	$517

See accompanying notes to unaudited consolidated financial statements

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

1.    Nature of Business and Significant Accounting Policies

The financial statements include the accounts of Rhinebeck Bancorp, Inc. (the “Company”), a stock holding company, and its wholly-owned subsidiary, Rhinebeck Bank (the “Bank”), a New York chartered stock savings bank. The primary purpose of the Company is to act as a holding company for the Bank. The Bank provides a full range of banking and financial services to consumer and commercial customers through its thirteen branches and three representative offices located in Dutchess, Ulster, Orange, Albany and Westchester counties. Financial services, including investment advisory and financial product sales, are offered through a division of the Bank doing business as Rhinebeck Asset Management.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

For more information regarding the Company’s significant accounting policies, see the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K. As of September 30, 2026, the critical accounting policies of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. See Note 1 of the Consolidated Financial Statements – Nature of Business and Significant Accounting Policies.

Corporate Reorganization

On July 21, 2026, Rhinebeck Bancorp, MHC, the former mutual holding company parent of Rhinebeck Bancorp, Inc. (the “Company” or “Rhinebeck Bancorp”), completed its second-step conversion (the “conversion”), after which Rhinebeck Bancorp, MHC ceased to exist. In connection with the second-step conversion, the Company conducted a public stock offering in which it sold 8,880,210 shares of its common stock at a price of $10.00 per share for gross proceeds of $88,802. As part of the transaction, each outstanding share of Rhinebeck Bancorp common stock owned by the public stockholders as of July 21, 2026 was converted into new shares of Rhinebeck Bancorp common stock based on an exchange ratio of 1.3978. Cash in lieu of fractional shares was paid at a rate of $10.00 per share. Expenses incurred related to the offering were approximately $3,192 and have been recorded against offering proceeds. The Company used $7,821 of the proceeds to loan additional funds to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of an additional 355,208 shares on the open market at an average cost of $12.28 per share. As a result of the offering and the exchange of shares, the Company had 15,635,966 shares outstanding.

Share and per share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1).

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Bank has established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet contained in the final prospectus distributed in connection with the Company’s stock conversion and stock offering. The function of the Liquidation Account is to establish a priority on liquidation of the Bank. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder, with respect to each deposit account, holds a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance will not be increased and is subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the regulations of the New York State Department of Financial Services.

In the unlikely event of a complete liquidation of the Bank (and only in such event), following all liquidation payments to creditors (including those to depositors to the extent of their deposit accounts) each eligible account holder shall be entitled to receive a liquidating distribution from the Liquidation Account, in the amount of the then-adjusted subaccount balances for his or her deposit accounts then held, before any liquidating distribution may be made to any holder of the Bank’s capital stock.

The Bank may not declare or pay a cash dividend on its outstanding capital stock if the effect thereof would cause its regulatory capital to be reduced below the amount required to maintain the Liquidation Account and under FDIC rules and regulations.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Impact of Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. In annual periods, this requires disclosure of an entity’s accounting policy related to where in the statement of cash flows the entity presents cash flows associated with derivative instruments and the related gains and losses. This also requires disclosure of the methods used in the diluted earnings per share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

2.    Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available-for-sale securities are as follows:

	September 30, 2026
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$142,624	$—	$(1,358)	$141,266
U.S. government agency mortgage-backed securities–residential	125,908	—	(10,618)	115,290
U.S. government agency securities	6,615	—	(219)	6,396
Municipal securities(1)	2,189	—	(173)	2,016
Corporate bonds	16,726	40	(395)	16,371
Other	513	—	(213)	300
Total	$294,575	$40	$(12,976)	$281,639

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$35,692	$147	$(11)	$35,828
U.S. government agency mortgage-backed securities–residential	95,787	80	(6,887)	88,980
U.S. government agency securities	18,541	9	(198)	18,352
Municipal securities(1)	2,205	—	(123)	2,082
Corporate bonds	17,309	38	(758)	16,589
Other	587	—	(215)	372
Total	$170,121	$274	$(8,192)	$162,203
(1)	The issuers of municipal securities are all within New York State.

The following tables present the fair value and unrealized losses of the Company’s available-for-sale securities with gross unrealized losses aggregated by the length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$141,266	$(1,358)	$—	$—	$141,266	$(1,358)
U.S. government agency mortgage-backed securities-residential	66,026	(1,915)	49,264	(8,703)	115,290	(10,618)
U.S. government agency securities	1,604	(11)	4,792	(208)	6,396	(219)
Municipal securities	502	(28)	1,444	(145)	1,946	(173)
Corporate bonds	5,344	(83)	8,738	(312)	14,082	(395)
Other	—	—	133	(213)	133	(213)
Total	$214,742	$(3,395)	$64,371	$(9,581)	$279,113	$(12,976)

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

At September 30, 2026, the Company had 201 individual available-for-sale securities in an unrealized loss position with unrealized losses totaling $12,976 with an aggregate depreciation of 4.44% from the Company’s amortized cost.

The Company evaluates securities in an unrealized loss position for impairment related to credit losses on at least a quarterly basis. Securities in unrealized loss positions are first assessed as to whether we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If one of the criteria is met, the security’s amortized cost basis is written down to fair value through current earnings. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Unrealized losses on asset-backed securities, state and municipal securities, and corporate bonds have not been recognized into income because the issuers are of high credit quality, we do not intend to sell, and it is likely that we will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was recorded as of September 30, 2026.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The amortized cost and fair value of available-for-sale debt securities at September 30, 2026 and December 31, 2025, by contractual maturities, are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturity:
Within 1 year	$28,860	$28,735	$13,939	$13,850
After 1 but within 5 years	127,048	125,314	45,425	45,358
After 5 but within 10 years	12,246	12,000	14,383	13,643
After 10 years	—	—	—	—
Total Maturities	168,154	166,049	73,747	72,851
Mortgage-backed securities	125,908	115,290	95,787	88,980
Other	513	300	587	372
Total	$294,575	$281,639	$170,121	$162,203

At September 30, 2026 and December 31, 2025, available-for-sale securities with a carrying value of $155,528 and $106,500, respectively, were pledged to secure Federal Home Loan Bank of New York (the “FHLB”) borrowings. In addition, at September 30, 2026 and December 31, 2025, $938 and $978 of available-for-sale securities were pledged to secure borrowings at the Federal Reserve Bank of New York (the “FRB”), respectively.

During the nine months ended September 30, 2026, there were no sales of available-for-sale securities and no realized gains or losses.

The Company elected not to measure an allowance for credit losses for accrued interest receivable, because a timely write-off policy exists. A security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual status is reversed against interest income. There were no securities on non-accrual status, and therefore, there was no accrued interest related to securities reversed against interest income for the periods ended September 30, 2026 or December 31, 2025. Total accrued interest receivable on available-for-sale securities totaled $1,619 and $714 at September 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition of this Quarterly Report on Form 10-Q.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

3.    Loans and Allowance for Credit Losses

A summary of the Company’s loan portfolio is as follows:

	September 30,	December 31,
	2026	2025
Commercial real estate loans:
Non-residential	$421,471	$417,808
Multi-family	109,105	107,938
Construction	1,849	8,982
Commercial and industrial loans	95,123	91,526
Residential real estate loans	124,896	100,086
Consumer loans:
Indirect automobile	179,297	213,802
Home equity	12,074	12,290
Other consumer	5,682	5,733
Total gross loans	949,497	958,165
Dealer reserves	3,120	3,573
Allowance for credit losses	(8,135)	(8,353)
Total net loans	$944,482	$953,385

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2026
				Greater Than
		30-59 Days	60-89 Days	90 Days Past	Total Loans
	Current	Past Due	Past Due	Due	Receivable	Non-accrual
Commercial real estate:
Non-residential	$419,426	$—	$—	$2,045	$421,471	$2,580
Multifamily	109,105	—	—	—	109,105	—
Construction	1,849	—	—	—	1,849	—
Commercial and industrial	94,772	256	95	—	95,123	—
Residential real estate	122,942	941	671	342	124,896	1,138
Consumer:
Indirect automobile	173,503	4,663	748	383	179,297	510
Home equity	11,891	111	—	72	12,074	72
Other consumer	5,577	94	11	—	5,682	—
Total	$939,065	$6,065	$1,525	$2,842	$949,497	$4,300

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

All of our non-accrual loans are individually analyzed for credit loss. The Company has one individually analyzed home equity loan of $98 that was accruing interest at September 30, 2026.

The following table presents the Company’s amortized cost basis of non-accrual loans for which there is no related ACL:

	September 30, 2026	December 31, 2025
Commercial real estate:
Non-residential	$2,580	$1,668
Commercial and industrial	—	22
Residential real estate	1,138	1,255
Consumer:
Indirect automobile	54	110
Home equity	72	—
Total	$3,844	$3,055

The following table presents the Company’s amortized cost basis of those non-accrual loans with a related ACL:

	September 30, 2026		December 31, 2025
	Non-accrual loans	Related ACL	Non-accrual loans	Related ACL
Consumer:
Indirect automobile	$456	$169	$630	$226
Other consumer	—	—	15	14
Total	$456	$169	$645	$240

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

During the nine months ended September 30, 2026, $65 in accrued interest was reversed for non-accrual loans. The total accrued interest receivable associated with loans totaled $3,874 and $4,168 at September 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

Residential mortgage and consumer loans secured by residential real estate properties in foreclosure proceedings totaled $58 at September 30, 2026 and $0 at December 31, 2025.

The Company transfers a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying statements of financial condition. The Company and participating lenders share ratably in any gains or losses that may result from a loan’s performance under its contractual terms. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2026 and December 31, 2025, the Company was servicing loans for participants aggregating $54,897 and $52,240, respectively.

The Company also services certain loans that it has sold to third parties. The aggregate balances of loans serviced for others were $234,484 and $250,311 as of September 30, 2026 and December 31, 2025, respectively. Included in these are loans serviced for the Federal Home Loan Mortgage Corporation with recourse provisions, whereby the Company is obligated to bear all costs when a default, including foreclosure, occurs. At September 30, 2026 and December 31, 2025, the maximum contingent liability associated with loans sold with recourse was $470 and $473, respectively, which is not recorded in the consolidated financial statements. Losses are borne in priority order by the borrower, private mortgage insurance and the Company. As of September 30, 2026, the Company has not repurchased any loans or incurred any losses under these recourse provisions.

The balances of capitalized servicing rights included in other assets at September 30, 2026 and December 31, 2025 were $1,008 and $1,262, respectively. Fair value exceeds carrying value, and thus, no impairment charges related to servicing rights were recognized during the nine months ended September 30, 2026 or the year ended December 31, 2025.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2026 is summarized in the tables below:

	Three months ended September 30, 2026
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$3,122	$—	$—	$267	$3,389
Multifamily	420	—	—	110	530
Commercial and industrial	575	(17)	11	34	603
Residential real estate	782	—	—	128	910
Consumer:
Indirect automobile	2,641	(616)	391	136	2,552
Home equity	87	—	8	(9)	86
Other consumer	68	(5)	17	(15)	65
Total	$7,695	$(638)	$427	$651	$8,135

	Nine months ended September 30, 2026
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$3,142	$—	$—	$247	$3,389
Multifamily	490	—	—	40	530
Commercial and industrial	762	(18)	22	(163)	603
Residential real estate	739	—	—	171	910
Consumer:
Indirect automobile	3,050	(1,979)	1,105	376	2,552
Home equity	90	—	8	(12)	86
Other consumer	80	(45)	46	(16)	65
Total	$8,353	$(2,042)	$1,181	$643	$8,135

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for loans for the three and nine months ended September 30, 2025 is summarized in the tables below.

	Three months ended September 30, 2025
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,778	$(629)	$—	$857	$3,006
Multifamily	332	—	—	26	358
Construction	—	—	—	—	—
Commercial and industrial	648	(7)	—	(45)	596
Residential real estate	722	—	—	34	756
Consumer:
Indirect automobile	3,576	(675)	356	63	3,320
Home equity	89	—	—	—	89
Other consumer	86	(13)	5	(7)	71
Total	$8,231	$(1,324)	$361	$928	$8,196

	Nine months ended September 30, 2025
	Balance at			Provision for	Balance at
	beginning of			(credit to)	end of
	period	Charge-offs	Recoveries	credit losses	period
Commercial real estate:
Non-residential	$2,675	$(629)	$—	$960	$3,006
Multifamily	313	—	—	45	358
Commercial and industrial	684	(182)	3	91	596
Residential real estate	575	—	—	181	756
Consumer:
Indirect automobile	4,133	(1,935)	1,190	(68)	3,320
Home equity	84	—	—	5	89
Other consumer	75	(44)	33	7	71
Total	$8,539	$(2,790)	$1,226	$1,221	$8,196

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company has also recorded an ACL for unfunded commitments, which was recorded in other liabilities. The provision for unfunded commitments is recorded within the provision for credit losses on the Company’s income statement. Activity in the Company’s ACL for unfunded commitments for the three and nine months ended September 30, 2026 is summarized in the tables below.

	Three months ended September 30, 2026
	Balance at	Provision for	Balance at
	beginning of	(credit to)	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$101	$118	$219
Commercial and industrial	100	9	109
Residential real estate	1	—	1
Consumer:
Home equity	17	(1)	16
Other consumer	1	1	2
Total	$220	$127	$347

	Nine months ended September 30, 2026
	Balance at	Provision for	Balance at
	beginning of	(credit to)	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$19	$200	$219
Commercial and industrial	111	(2)	109
Residential real estate	3	(2)	1
Consumer:
Home equity	17	(1)	16
Other consumer	2	—	2
Total	$152	$195	$347

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Activity in the Company’s ACL for unfunded commitments for the three and nine months ended September 30, 2025 is summarized in the tables below.

	Three months ended September 30, 2025
	Balance at	(Credit to)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$73	$(23)	$50
Commercial and industrial	107	1	108
Residential real estate	3	(2)	1
Consumer:
Home equity	18	—	18
Other consumer	2	—	2
Total	$203	$(24)	$179

	Nine months ended September 30, 2025
	Balance at	(Credit to)	Balance at
	beginning of	provision for	end of
	period	credit losses	period
Commercial real estate:
Non-residential	$119	$(69)	$50
Commercial and industrial	104	4	108
Residential real estate	1	—	1
Consumer:
Home equity	18	—	18
Other consumer	2	—	2
Total	$244	$(65)	$179

The following table summarizes the provision for (credit to) credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for credit losses - loans	$651	$928	$643	$1,221
Provision for (credit to) credit losses - unfunded commitments	127	(24)	195	(65)
Provision for credit losses	$778	$904	$838	$1,156

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following table presents the credit risk profile of the Company’s loan portfolio (excluding loans in process) based on rating category, as well as gross write-offs for the nine months ended September 30, 2026, and by fiscal year of origination as of September 30, 2026.

							Revolving
	Loans by Origination Year						Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost	Total
Commercial non-residential
Pass	$44,696	$52,248	$42,671	$30,895	$33,101	$77,143	$-	$280,754
Watch	497	16,363	16,288	14,708	17,182	48,202	-	113,240
Special mention	-	-	-	22,751	314	-	-	23,065
Substandard	535	-	-	-	2,300	1,577	-	4,412
Total commercial non-residential	45,728	68,611	58,959	68,354	52,897	126,922	-	421,471

Multifamily
Pass	$-	$10,845	$730	$579	$17,628	$27,068	$-	$56,850
Watch	-	985	12,155	10,190	14,372	14,553	-	52,255
Total multifamily	-	11,830	12,885	10,769	32,000	41,621	-	109,105

Commercial construction
Pass	$-	$-	$-	$-	$-	$-	$-	$-
Watch	925	924	-	-	-	-	-	1,849
Total commercial construction	925	924	-	-	-	-	-	1,849

Commercial and industrial
Pass	$11,313	$6,740	$4,296	$4,209	$12,247	$4,190	$17,262	$60,257
Watch	3,574	5,350	4,090	1,031	2,259	362	17,960	34,626
Special mention	-	-	74	6	-	-	119	199
Substandard	-	-	-	-	-	-	41	41
Total commercial and industrial	14,887	12,090	8,460	5,246	14,506	4,552	35,382	95,123
Current-period gross write-offs		13	4	-	-	1	-	18

Residential
Performing	$32,424	$20,123	$13,828	$23,301	$19,492	$14,590	$-	$123,758
Non-performing	-	-	-	-	284	854	-	1,138
Total residential	32,424	20,123	13,828	23,301	19,776	15,444	-	124,896

Indirect automobile
Performing	$43,237	$34,979	$27,726	$30,684	$32,671	$9,490	$-	$178,787
Non-performing	40	70	146	41	101	112	-	510
Total indirect automobile	43,277	35,049	27,872	30,725	32,772	9,602	-	179,297
Current-period gross write-offs	33	211	572	645	315	203	-	1,979

Home equity
Performing	$238	$657	$199	$-	$-	$2,695	$8,213	$12,002
Non-performing	-	-	-	-	-	12	60	72
Total home equity	238	657	199	-	-	2,707	8,273	12,074

Other consumer
Performing	$2,275	$1,234	$973	$528	$426	$41	$205	$5,682
Total other consumer	2,275	1,234	973	528	426	41	205	5,682
Current-period gross write-offs	-	1	22	9	11	2	-	45

Total Loans
Pass/performing	$134,183	$126,826	$90,423	$90,196	$115,565	$135,217	$25,680	$718,090
Watch	4,996	23,622	32,533	25,929	33,813	63,117	17,960	201,970
Special mention	-	-	74	22,757	314	-	119	23,264
Substandard	535	-	-	-	2,300	1,577	41	4,453
Non-performing	40	70	146	41	385	978	60	1,720
Total Loans	$139,754	$150,518	$123,176	$138,923	$152,377	$200,889	$43,860	$949,497
Total Current-period gross write-offs	$33	$225	$598	$654	$326	$206	$-	$2,042

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

4.    Goodwill and Intangible Assets

The Company evaluates goodwill annually in the fourth quarter of the fiscal year or more often if events occur or circumstances change that indicate an impairment may exist. Management has determined that no write-down was required for the first nine months of 2026 or 2025.

The changes in the carrying value of the customer list and core deposit intangibles, net of accumulated amortization and impairment, are as follows:

	Nine months ended September 30,
	2026	2025
Beginning balance	$106	$166
Amortization	(21)	(53)

Ending balance	$85	$113

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized over their estimated useful lives. Purchased customer accounts primarily consist of records and files that contain information about investment holdings. The values assigned to customer lists and core deposit intangibles are based upon the application of the income approach. The Company recognized $7 and $16 of amortization expense related to its intangible assets for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $21 and $53 of amortization expense related to its intangible assets for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the future amortization expense for amortizable intangible assets for the years ended December 31, was as follows:

2026	$8
2027	21
2028	16
2029	13
2030	11
Thereafter	16
Total	$85

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

5.    Deposits

Deposit balances are summarized as follows:

	September 30,	December 31,
	2026	2025
Non-interest bearing demand deposits	$258,330	$227,272
Interest bearing accounts:
NOW(1)	135,318	123,576
Savings	226,344	127,219
Money market	253,322	242,333
Time certificates of deposit	371,070	376,940
Total interest bearing accounts	986,054	870,068
Total deposits	$1,244,384	$1,097,340
(1)	Negotiable order of withdrawal

The Company participates in a reciprocal deposit program with other financial institutions that provides access to Federal Deposit Insurance Corporation (the “FDIC”) insurance for deposit products with aggregate amounts exceeding the current limits for depositors. At September 30, 2026 and December 31, 2025, total reciprocal deposits were $35,954 and $35,638, respectively. Included in time certificates of deposit at September 30, 2026 and December 31, 2025 were reciprocal deposits totaling $22,935 and $21,854, respectively, with original maturities of one to three years. Reciprocal deposits included in money market accounts totaled $13,018 and $13,784 at September 30, 2026 and December 31, 2025, respectively.

The Company had no brokered deposits at either September 30, 2026 or December 31, 2025. Time certificates of deposit in denominations of $250 or greater were $100,740 and $99,659 as of September 30, 2026 and December 31, 2025, respectively.

Contractual maturities of time certificates of deposit at September 30, 2026 are summarized below:

September 30,
2026
Within 1 year	$299,229
1 – 2 years	69,084
2 – 3 years	1,882
3 – 4 years	647
4 – 5 years	228
Total	$371,070

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

6.    Long-Term Debt and FHLB Stock

FHLB Borrowings and Stock

The Bank is a member of the FHLB. Borrowings with the FHLB require collateralization through the pledge of specific loans and securities. The Bank also has access to a preapproved secured line of credit with the FHLB, which was not to exceed $755,514 and $650,791 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank had pledged $588,850 of assets to the FHLB, which resulted in a secured line of credit of $424,940. At December 31, 2025, the Bank had pledged $514,823 of assets to the FHLB, which resulted in a secured line of credit of $306,410. At September 30, 2026 and December 31, 2025, the Company had no outstanding overnight line of credit balances with the FHLB. These borrowings would mature the following business day. The Company also had structured borrowings of $5,748. The outstanding principal amounts and the related terms and rates of FHLB advances at September 30, 2026 were as follows:

Term	Principal	Maturity	Rate	Due in one year	Long term
Fixed medium-term	$381	November 9, 2026	5.04%	$381	$—
Fixed medium-term	969	May 3, 2027	4.99%	969	—
Fixed medium-term	740	June 21, 2027	4.73%	740	—
Fixed medium-term	1,830	June 27, 2028	3.91%	—	1,830
Fixed medium-term	1,636	July 10, 2029	4.73%	—	1,636
Fixed medium-term	192	July 16, 2029	3.91%	—	192
Total	$5,748	Weighted Average Rate	4.51%	$2,090	$3,658

The Bank is required to maintain an investment in FHLB capital stock, as collateral, in an amount equal to a certain percentage of its outstanding debt. FHLB stock is considered restricted stock and is carried at cost. The Bank evaluates FHLB stock for impairment based on the ultimate recovery ability of the cost. No impairment was recognized at either September 30, 2026 or December 31, 2025.

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

The subordinated debt securities of $5,155 are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, provides a full and unconditional guarantee of amounts on the capital securities. The rate on the subordinated debentures, which bear interest at the three-month term Secured Overnight Financing Rate (“SOFR”) plus 2% and a relative spread adjustment of 0.26%, was 6.00% and 6.14% at September 30, 2026 and December 31, 2025, respectively. The subordinated debentures mature on May 23, 2035.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Other Borrowings

The Bank has an unsecured, uncommitted $10,000 line of credit with Zions Bank. There were no advances outstanding under this line of credit at either September 30, 2026 or December 31, 2025.

The Bank also has an unsecured, uncommitted $50,000 line of credit with Pacific Coast Bankers Bank. There were no advances outstanding under this line of credit at either September 30, 2026 or December 31, 2025.

Additionally, at September 30, 2026 and December 31, 2025, the Bank had available funds of $130,387 and $155,646, respectively, under the Federal Reserve Bank’s discount window. There were no advances outstanding under this line of credit at either September 30, 2026 or December 31, 2025.

7.  Employee Benefits

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its employees 21 years of age or older who had completed at least one year of service as of June 30, 2012, the effective date on which the Board of Directors of the Bank voted to freeze the defined benefit plan.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated statements of financial condition:

	September 30,	December 31,
	2026	2025
Projected and accumulated benefit obligation	$(15,249)	$(16,707)
Plan assets at fair value	17,250	18,902
Funded status included in accrued expenses and other liabilities	$2,001	$2,195

The net periodic pension cost and amounts recognized in other expense are as follows:

	Nine months ended September 30,
	2026	2025
Interest cost	$664	$668
Expected return on plan assets	(845)	(736)
Amortization of unrecognized loss	20	111
Net periodic (benefit) cost	$(161)	$43

The expected long-term rate of return on plan assets has been determined by applying historical average investment returns from published indexes relating to the current allocation of assets in the plan. Plan assets are invested in pooled separate accounts consisting of underlying investments in two diversified investment funds.

As of September 30, 2026, the investment funds included two fixed income bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Company’s investment policy statement. The Company determines the appropriate strategic asset allocation versus plan liabilities, as governed by the investment policy statement.

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

The Company did not contribute to the plan in the first nine months of 2026 or 2025.

The fair value of the Company’s pension plan assets, by fair value hierarchy, are as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$17,250	$—	$—	$17,250
Total assets at fair value	$17,250	$—	$—	$17,250

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Investment in separate accounts
Fixed income	$12,732	$—	$—	$12,732
Equity	6,170	—	—	6,170
Total assets at fair value	$18,902	$—	$—	$18,902

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

Defined Contribution Plan

The Bank sponsors a 401(k) defined contribution plan. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings (as defined) into the plan with the Bank matching up to 6%, subject to Internal Revenue Service limitations. The Bank’s contributions charged to operations amounted to $282 and $292 for the three months ended September 30, 2026 and 2025, respectively, and $842 and $861 for the nine months ended September 30, 2026 and 2025, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Deferred Compensation Arrangements

Directors’ Plan, (formerly the “Trustees Plan”)

The Bank’s Deferred Compensation Plan for Fees of Directors, as amended and restated effective January 1, 2005 (the “Directors’ Plan”), covers directors who elect to defer receipt of all or a portion of their fees until separation from service. Upon resignation, retirement, or death, the participant’s total deferred compensation, including earnings thereon, will be paid out. At September 30, 2026 and December 31, 2025, total amounts due to participants of $2,322 and $3,429, respectively, were included in accrued expenses and other liabilities. Total expenses related to the Directors’ Plan were $83 and $91 for the three months ended September 30, 2026 and 2025, respectively, and $244 and $268 for the nine months ended September 30, 2026 and 2025, respectively, which were included in other non-interest expense in the consolidated statements of income.

Executive Long-Term Incentive and Retention Plan

The Bank maintained an Executive Long-Term Incentive and Retention Plan (the “Executive Plan”). Participation in the Executive Plan was limited to officers of the Company designated as participants by the Board of Directors. Under the Executive Plan, the Board of Directors was permitted to grant annual incentive awards equal to a percentage of a participant’s base salary at the rate in effect on the last day of the Executive Plan year, as determined by the Board of Directors based on the attainment of criteria established annually by the Board of Directors. Incentive awards under the Executive Plan were credited to the participant’s incentive benefit account as of the last day of the Executive Plan year to which the award relates and earned interest at a rate determined annually by the Board of Directors. Participants vested in their benefit accounts in accordance with the vesting schedule approved by the Board of Directors, which ranged from one to five years of service. At September 30, 2026 and December 31, 2025, $739 and $1,630, respectively, was included in accrued expenses and other liabilities, which represents the cumulative amounts deferred and earnings thereon. The Company recognized expenses of $265 and $302 for the three months ended September 30, 2026 and 2025, respectively, and $909 and $757 for the nine months ended September 30, 2026 and 2025, respectively, related to this plan, which are included in salaries and employee benefits expense and other non-interest expense in the consolidated statements of income.

On May 19, 2026, the Board of Directors of the Bank terminated the Executive Plan.

Group Term Replacement Plan

Under the terms of the “Group Term Replacement Plan,” the Company provides postretirement life insurance benefits to certain officers. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $1,797 and $1,761 at September 30, 2026 and December 31, 2025, respectively. The Company recognized expenses of $12 and $12 for the three months ended September 30, 2026 and 2025, respectively, and $36 and $36 for the nine months ended September 30, 2026 and 2025 related to this plan, which are included in salaries and employee benefits expense in the consolidated statements of income.

Other Director and Officer Postretirement Benefits

The Company has fee continuation agreements with certain directors and a supplemental retirement agreement with an executive officer, each of which provide fixed postretirement benefits to be paid to the directors or the officer, or their beneficiaries, for periods ranging from 15 to 20 years. In addition, the Company has agreements with certain directors which provide certain postretirement life insurance benefits. The liability related to these postretirement benefits is accrued over the individual participants’ service period and aggregated $2,178 and $2,154 at September 30, 2026 and December 31, 2025, respectively.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The Company recognized expenses of $12 and $43 for the three months ended September 30, 2026 and 2025, respectively, and $35 and $112 for the nine months ended September 30, 2026 and 2025, respectively, related to these benefits, which are included in other non-interest expenses in the consolidated statements of income.

Employee Stock Ownership Plan

On January 1, 2019, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide Company stock to eligible employees. The plan is a tax-qualified retirement plan for the benefit of Bank employees. On January 16, 2019, the Company loaned funds to the ESOP to purchase 610,034 shares of the Company’s common stock at a price of $7.15 per share (“2019 loan”). As part of the Conversion, the remaining balance of the original 2019 ESOP loan was refinanced with a new loan (“2026 loan”). The Company utilized proceeds from the stock offering to loan funds to allow the ESOP to purchase 355,208 shares of stock in the Company at an average cost of $12.28.

The 2026 loan is payable annually over 20 years at a rate per annum equal to the Prime Rate, reset annually on January 1st (6.75% at July 21, 2026). Loan payments are funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2026 was $7,821. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 37,587 through 2045.

Share and per share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1).

Shares held by the ESOP include the following:

	Nine months ended	Year ended
	September 30,	December 31,
	2026	2025
Allocated	173,051	183,008
Committed to be allocated	25,947	30,501
Unallocated	725,784	396,525
Paid out to participants	(9,015)	(40,459)
Total shares	915,767	569,575

The fair value of unallocated shares was $9,539 at September 30, 2026.

Total compensation expense recognized in connection with the ESOP was $134 and $69 for the three months ended September 30, 2026 and 2025, respectively, and $299 and $184 for the nine months ended September 30, 2026 and 2025, respectively.

Share-Based Compensation Plan

As of September 30, 2026, the Company maintained two stock-based compensation plans, which are described below. The compensation cost related to these plans was $140 and $10 for the three months ended September 30, 2026 and 2025, respectively, and $215 and $30 for the nine months ended September 30, 2026 and 2025, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Share and per share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1).

2020 Equity Incentive Plan

On May 26, 2020, stockholders of the Company approved the 2020 Equity Incentive Plan (“2020 EIP”).  The 2020 EIP authorized the issuance to participants of up to 1,067,559 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.  Of this number, the maximum number of shares of Rhinebeck Bancorp common stock that may be issued under the 2020 EIP pursuant to the exercise of stock options is 762,543 shares, and the maximum number of shares of Rhinebeck Bancorp common stock that may be issued as restricted stock awards or restricted stock units is 305,016 shares.  These amounts represented 4.90% and 1.96%, respectively, of the number of shares of common stock issued in the initial stock offering of Rhinebeck Bancorp in 2018.

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

A summary of options under the 2020 EIP as of September 30, 2026 is presented below:

		Weighted -	Weighted-Average
	Number of	Average	Remaining Contractual
	Shares	Exercise Price	Term (in Years)
Options outstanding at beginning of year	361,778	$4.70	4.15
Exercised	(97,463)	4.70	-
Expired	(2,795)	4.70	-
Options outstanding at September 30, 2026	261,520	$4.70	3.90
Options exercisable at September 30, 2026	261,520	$4.70	3.90

At September 30, 2026, the aggregate intrinsic value of the stock options exercised was $654, and the aggregate intrinsic value of the stock options outstanding was $2,090. These values fluctuate based on changes in the fair market value of the Company’s stock. The aggregate intrinsic value of the stock options outstanding represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of period and the weighted-average exercise price, multiplied by the number of shares) that would have been issued had all option holders exercised their options on September 30, 2026.

As of September 30, 2026, there was no unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP, as all options were fully vested at September 30, 2026.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2026:

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	13,978	$5.68
Vested	(6,989)	5.68
Non-vested restricted stock at September 30, 2026	6,989	$5.68

As of September 30, 2026, there was $31 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2020 EIP. The cost is expected to be recognized over the remaining period of 0.77 years.

As of September 30, 2026, there was no unrecognized compensation cost related to the nonvested stock options granted under the 2020 EIP, as all options were fully vested at September 30, 2026.

2025 Equity Incentive Plan

On May 21, 2025, stockholders of the Company approved the 2025 EIP. The 2025 EIP authorizes the issuance to participants of up to 838,680 shares of Rhinebeck Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units.

Pursuant to terms of the 2025 EIP, on May 26, 2026, the Board of Directors granted restricted stock to employees and directors. All of the awards granted vest annually over a three-year period from the date of the grant. There were no options granted or outstanding under the 2025 EIP as of September 30, 2026.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2026:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per Share
Non-vested restricted stock at beginning of year	-	$-
Granted	141,000	11.02
Non-vested restricted stock at September 30, 2026	141,000	$11.02

As of September 30, 2026, there was $1,368 of unrecognized compensation cost related to the nonvested restricted stock awards granted under the 2025 EIP. The cost is expected to be recognized over the remaining period of 2.65 years.

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

8.  Leases

As of September 30, 2026, the Company leased real estate for eight branch offices and one administrative office under various lease agreements. All of our leases are classified as operating leases.

The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present the value of the minimum lease payments. The Company’s leases have maturities which range from 2030 to 2048, some of which include lessee options to extend the lease term. If the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. The weighted average remaining life of the lease terms for these leases was 14.3 years and 15.2 years as of September 30, 2026 and December 31, 2025, respectively. As most of our leases do not provide an implicit rate, the Company used its incremental borrowing rate, the rate of interest to borrow on a collateralized basis for a similar term, at each lease commencement date. The weighted average discount rate for operating leases as of September 30, 2026 and December 31, 2025 was 4.18% and 4.12%, respectively.

The components of lease cost (included in occupancy expense on the Consolidated Statements of Income) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$205	$200	$574	$600
Short-term lease cost	6	4	6	14
Total lease cost	$211	$204	$580	$614

The ROU asset, included in other assets, was $5,976 and $6,045 and the corresponding lease liability, included in accrued expenses and other liabilities was $6,097 and $6,144 as of September 30, 2026 and December 31, 2025, respectively.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026 were as follows:

Years ending December 31:
2026	$187
2027	751
2028	738
2029	692
2030	643
Thereafter	5,520
Total future minimum lease payments	8,531
Amounts representing interest	(2,434)
Present Value of Net Future Minimum Lease Payments	$6,097

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

Financial instruments whose contract amounts represent off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2026	2025
Commitments to extend credit summarized as follows:
Future loan commitments	$1,659	$1,688
Undisbursed construction loans	34,789	3,946
Undisbursed home equity lines of credit	9,455	9,735
Undisbursed commercial and other line of credit	106,454	74,207
Standby letters of credit	4,951	5,014
Credit card lines	13,150	10,697
Loans sold with recourse	470	473
Total	$170,928	$105,760

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate loan agreement to a fixed-rate loan agreement. Under these agreements, the Company simultaneously enters into a variable-rate loan and an interest rate swap agreement with a customer. The Company then enters into a corresponding and offsetting swap agreement with a third party to hedge the exposure created by the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. The fair values of the swaps are recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $118 and $115 related to our swaps is recorded in other assets and other liabilities as of September 30, 2026 and December 31, 2025, respectively.

Summary information regarding these derivatives is presented below:

	September 30,	December 31,
	2026	2025
Notional amount	$238,669	$240,092
Fair value	$10,398	$7,204
Weighted average pay rates	5.79%	5.77%
Weighted average receive rates	5.89%	6.03%
Weighted average maturity (in years)	4.84	5.41

Number of Contracts	43	42

In addition, as of September 30, 2026, the Company has one forward rate swap with a notional value of $15,000 and a fair value of $450 with an effective date of November 1, 2027. This forward swap has a fixed pay rate of 6.42% and the related adjustable receive rate of SOFR plus 2.35% will be determined at the time the forward swap becomes effective. There were no contracted forward rate swaps at December 31, 2025.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of total, common equity Tier 1 and additional Tier I capital (as defined in 12 C.F.R. § 324.20) to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2026 and December 31, 2025, that the Bank met all capital adequacy requirements to which it was subject.

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

The Bank’s actual capital amounts and ratios were:

					To be Well Capitalized under
			For Capital Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	September 30, 2026
Rhinebeck Bank
Total capital (to risk-weighted assets)	$200,129	18.84%	$84,978	8.00%	$106,223	10.00%
Tier 1 capital (to risk-weighted assets)	191,647	18.04%	63,734	6.00%	84,978	8.00%
Common equity tier one capital (to risk weighted assets)	191,647	18.04%	47,800	4.50%	69,045	6.50%
Tier 1 capital (to average assets)	191,647	13.14%	58,327	4.00%	72,908	5.00%

	December 31, 2025
Rhinebeck Bank
Total capital (to risk-weighted assets)	$147,671	14.40%	$82,039	8.00%	$102,549	10.00%
Tier 1 capital (to risk-weighted assets)	139,166	13.57%	61,529	6.00%	82,039	8.00%
Common equity tier one capital (to risk weighted assets)	139,166	13.57%	46,147	4.50%	66,657	6.50%
Tier 1 capital (to average assets)	139,166	10.62%	52,423	4.00%	65,529	5.00%

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

Available-for-Sale Securities

Where quoted prices are available in an active market for identical securities, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include marketable equity securities and U.S. Treasury obligations. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds, mortgage-backed securities and municipal bonds. Level 3 securities include securities for which significant unobservable inputs are utilized. Available-for-sale securities are recorded at fair value on a recurring basis.

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets that are carried at fair value on a recurring basis as of the periods shown and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2026
Assets:
U.S. Treasury securities	$141,266	$141,266	$—	$—
U.S. government agency mortgage-backed securities-residential	115,290	—	115,290	—
U.S. government agency securities	6,396	—	6,396	—
Municipal securities	2,016	—	1,946	70
Corporate bonds	16,371	—	16,371	—
Other	300	—	300	—
Total available-for-sale securities	281,639	141,266	140,303	70
Loan level interest rate swaps	10,848	—	10,848	—
Total assets	$292,487	$141,266	$151,151	$70
Liabilities:
Loan level interest rate swaps	$10,848	$—	$10,848	$—
Total liabilities	$10,848	$—	$10,848	$—

	December 31, 2025
Assets:
U.S. Treasury securities	$35,828	$35,828	$—	$—
U.S. government agency mortgage-backed securities – residential	88,980	—	88,980	—
U.S. government agency securities	18,352	—	18,352	—
Municipal securities	2,082	—	1,997	85
Corporate bonds	16,589	—	16,589	—
Other	372	—	372	—
Total available-for-sale securities	162,203	35,828	126,290	85
Loan level interest rate swaps	7,204	—	7,204	—
Total assets	$169,407	$35,828	$133,494	$85
Liabilities:
Loan level interest rate swaps	$7,204	$—	$7,204	$—
Total liabilities	$7,204	$—	$7,204	$—

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of  September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

	September 30, 2026
Individually analyzed loans, with specific reserves	$287	$—	$—	$287
Total	$287	$—	$—	$287

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	$—	$—	$405
Total	$405	$—	$—	$405

Loans that were individually analyzed using the fair value of the collateral had recorded investments of $456 and $645 with valuation allowances of $169 and $240 and fair values of $287 and $405 at September 30, 2026 and December 31, 2025, respectively. The valuation allowance represents specific allocations to the allowance for credit losses.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Range
	Estimate	Techniques		Input		(Weighted Average)

	September 30, 2026
Individually analyzed loans, with specific reserves	$287	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%

	December 31, 2025
Individually analyzed loans, with specific reserves	$405	Appraisal of collateral	(1)	Liquidation expenses	(3)	0% to 8%
				Appraisal adjustments	(2)	0% to 20%
(1)	Fair value is generally through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
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

As of the following dates, the carrying value and fair values of the Company’s financial instruments were:

		Fair Value Measurements at
		September 30, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$201,328	$201,328	$—	$—	$201,328
Available-for-sale securities	281,639	141,266	140,303	70	281,639
Loan level interest rate swaps	10,848	—	10,848	—	10,848
FHLB stock	1,180	—	1,180	—	1,180
Loans, net	944,482	—	—	932,247	932,247
Accrued interest receivable	5,492	—	5,492	—	5,492
Mortgage servicing rights	1,008	—	—	3,977	3,977
Financial Liabilities:
Deposits	$1,244,384	$—	$1,143,689	$—	$1,143,689
Mortgagors' escrow accounts	4,630	—	4,630	—	4,630
FHLB advances	5,748	—	5,304	—	5,304
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	10,848	—	10,848	—	10,848
Accrued interest payable	685	—	685	—	685

		Fair Value Measurements at
		December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$101,986	$101,986	$—	$—	$101,986
Available-for-sale securities	162,203	35,828	126,290	85	162,203
Loan level interest rate swaps	7,204	—	7,204	—	7,204
FHLB stock	1,957	—	1,957	—	1,957
Loans, net	953,385	—	—	944,816	944,816
Accrued interest receivable	4,882	—	4,882	—	4,882
Mortgage servicing rights	1,262	—	—	3,926	3,926
Financial Liabilities:
Deposits	$1,097,340	$—	$1,053,275	$—	$1,053,275
Mortgagors' escrow accounts	9,399	—	9,399	—	9,399
FHLB advances	25,153	—	26,982	—	26,982
Subordinated debt	5,155	—	5,155	—	5,155
Loan level interest rate swaps	7,204	—	7,204	—	7,204
Accrued interest payable	918	—	918	—	918

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

12.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
Securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(12,936)	$(7,918)
Related deferred tax(1)	2,717	1,663
Net accumulated other comprehensive loss	(10,219)	(6,255)
Defined benefit pension plan:
Unrecognized net actuarial loss and prior service cost	(2,476)	(2,120)
Related deferred tax(1)	520	445
Net accumulated other comprehensive loss	(1,956)	(1,675)
Total accumulated other comprehensive loss	$(12,175)	$(7,930)

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

Rhinebeck Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data)

14.  Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. There were no anti-dilutive options for the three and nine months ended September 30, 2026 or 2025. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

Share and per share amounts related to periods prior to the date of Conversion (July 21, 2026) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3978 to 1).

The calculated basic and diluted earnings per share are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income applicable to common stock	$3,152	$2,695	$7,984	$7,709

Average number of common shares outstanding	15,484,801	15,520,729	15,518,267	15,500,924
Less: Average unearned ESOP shares	650,056	407,984	478,014	415,608
Average number of common shares outstanding used to calculate basic earnings per common share	14,834,745	15,112,745	15,040,253	15,085,316
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	31,539	6,215	14,041	8,243
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	163,591	232,159	174,812	222,520
Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	15,029,875	15,351,119	15,229,106	15,316,079

Earnings per common share:
Basic	$0.21	$0.18	$0.53	$0.51
Diluted	$0.21	$0.18	$0.52	$0.50

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to effectively deploy the net proceeds from the stock offering in a manner that generates acceptable returns on equity and avoids a prolonged period of excess capital;
●	regulatory restrictions applicable to the Company following completion of the mutual-to-stock conversion, including limitations on stock repurchases, and being acquired during the post-conversion period;
●	general economic conditions, either nationally or in our market area, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in the estimates or methodology used in the calculation of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement our business strategies;
●	our ability to manage or reduce expenses;

●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates and/or the shape of the yield curve that affect our margins and yields, the fair value of financial instruments, our volume of loan originations and loan sales, or the level of defaults, losses and prepayments on loans, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, Federal Deposit Insurance Corporation premiums and capital requirements, and changes in the monetary and fiscal policies of the Board of Governors of the Federal Reserve System;
●	the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
●	the impact of a shutdown of the U.S. government, debt ceiling impasses or fiscal uncertainty;
●	negative financial impact from potential supervisory action, regulatory penalties and/or settlements;
●	our ability to manage interest rate risk, market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in investor sentiment and consumer spending, borrowing and savings habits;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract or retain key employees;
●	risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
●	the failure to maintain current technologies and to successfully implement future information technology enhancements and the operational risks associated with the adoption of artificial intelligence and other emerging technologies;
●	the compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or prospects of issuers of securities that we own; and
●	conditions relating to pandemics, or other public health emergencies.

Additional factors that may affect our results are discussed under the heading “Risk Factors” in the prospectus filed on May 22, 2026 with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Accordingly, you should not place undue reliance on such statements.

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

This significant capital influx substantially increased our net worth and liquidity position. The net proceeds from the offering will provide additional capital to support future loan growth, expand our branch network, enhance products and services, and fund general corporate purposes. Additionally, because the offering was oversubscribed, the Employee Stock Ownership Plan (ESOP) was unable to purchase shares directly in the offering. The ESOP purchased 355,208 shares at an average cost of $12.28 per share in the open market following the transaction.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets increased $209.4 million, or 16.1%, to $1.51 billion as of September 30, 2026, due primarily to an increase in cash and cash equivalents of $99.3 million, or 97.4%, and an increase in available-for-sale securities of $119.4 million, or 73.6%,  partially offset by a decrease in loans receivable of $8.9 million, or 0.9%, to $944.5 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $99.3 million, or 97.4%, to $201.3 million at September 30, 2026 from $102.0 million at December 31, 2025, primarily due to $88.8 million received in the stock offering, as well as increases in deposits held at the FHLB, FRB and other interest-bearing depository accounts.

Investment Securities Available for Sale. Available-for-sale securities increased $119.4 million, or 73.6%, to $281.6 million at September 30, 2026 from $162.2 million at December 31, 2025, primarily due to $152.4 million in purchases (primarily in U.S. Treasury securities) with the excess cash from the stock offering and the increase in deposits, partially offset by $28.3 million in paydowns, calls, and maturities and a $5.0 million increase in unrealized losses.

Net Loans. Net loans receivable decreased $8.9 million, or 0.9%, to $944.5 million at September 30, 2026, compared to $953.4 million at December 31, 2025 reflecting a strategic $34.5 million reduction in indirect automobile loans to reduce this concentration in the portfolio. At September 30, 2026, indirect automobile loans were 11.9% of total assets, compared to 16.4% at December 31, 2025. Residential real estate loans increased $24.8 million and commercial loans increased $3.6 million, offset by a decrease of $2.3 million in commercial real estate loans.as construction in this sector decreased. Non-accrual loans increased by $600,000, or 16.2%, from $3.7 million at December 31, 2025 to $4.3 million at September 30, 2026.

Total Liabilities. Total liabilities increased $125.5 million, or 10.8%, to $1.29 billion at September 30, 2026, primarily driven by a $147.0 million, or 13.4%, increase in deposits, and a $2.6 million increase in accrued expenses and other liabilities. The increases were offset by a reduction in borrowings of $19.4 million, or 77.1%, and a $4.8 million, or 50.7%, decrease in mortgagors’ escrow accounts.

Deposits. Deposits increased $147.0 million, or 13.4%, to $1.24 billion at September 30, 2026. Interest-bearing deposits increased $116.0 million, or 13.3%, while non-interest-bearing deposits increased $31.1 million, or 13.7%. Deposit growth was primarily driven by the Company's strategic initiatives to expand its deposit acquisition capabilities and diversify funding sources, including the introduction of new digital deposit gathering channels. These initiatives contributed approximately $96.7 million in deposits at September 30, 2026. Growth was further supported by increases in NOW accounts of $11.7 million and money market accounts of $11.0 million, partially offset by a decrease in time certificates of deposit of $5.9 million.

We participate in reciprocal deposit programs, obtained through the Certificate Deposit Account Registry Service (CDARS) and IntraFi Cash Service (ICS) networks, that provide access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. This allows us to maintain deposits that might otherwise be uninsured. Our reciprocal deposits obtained through the CDARS and ICS networks totaled $36.0 million and $35.6 million at September 30, 2026 and December 31, 2025, respectively. We had no brokered deposits at either September 30, 2026 or December 31, 2025.

Mortgagors’ Escrow Accounts. Mortgagors’ escrow accounts decreased $4.8 million, or 50.7%, to $4.6 million at September 30, 2026, from $9.4 million at December 31, 2025, primarily due to the timing of property tax and insurance disbursements.

Advances from the Federal Home Loan Bank. FHLB advances declined $19.4 million, or 77.1%, to $5.7 million at September 30, 2026 from $25.2 million at December 31, 2025. The reduction reflects the Company’s use of excess liquidity from increased cash balances and increased deposits to pay down borrowings.

Stockholders’ Equity. Stockholders' equity increased $84.0 million, or 61.4%, to $220.8 million at September 30, 2026. The increase was primarily due to net proceeds from the stock offering of $85.6 million and $8.0 million in net income partially offset by a $4.1 million decrease mostly related to the acquisition of 355,208 shares for the ESOP through an increase in the ESOP loan, a $4.2 million increase in the total accumulated other comprehensive loss and $1.8 million for the repurchase of 162,062 shares. The Company’s book value per share was $14.12 at September 30, 2026, compared to $8.79 at December 31, 2025. The ratio of stockholders’ equity to total assets increased to 14.61% from 10.51% over the same period. Unearned common stock held by the ESOP was $7.0 million at September 30, 2026 and $2.8 million at December 31, 2025.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2026 and 2025

Net Income. Net income for the third quarter of 2026 was $3.2 million, compared to $2.7 million for the third quarter of 2025. Diluted earnings per share were $0.21 for the third quarter of 2026, compared to $0.18 for the same quarter of 2025. Interest and dividend income increased $887,000, or 5.0%, while interest expense decreased $86,000, or 1.5%. The provision for credit losses decreased $126,000, or 13.9%. Non-interest income increased $127,000, or 6.5%, and non-interest expense increased $579,000, or 6.0%. The provision for income taxes increased $190,000, or 29.3%.

Net income for the first nine months of 2026 was $8.0 million, compared to $7.7 million for the first nine months of 2025. Diluted earnings per share were $0.52 for the first nine months of 2026, compared to $0.50 for the same period of 2025. Interest and dividend income increased $1.1 million, or 2.2%, while interest expense decreased $152,000, or 0.9%. The provision for credit losses decreased $318,000, or 27.5%. Non-interest income decreased $17,000, or 0.3%, and non-interest expense increased $1.1 million, or 3.8%. The provision for income taxes increased $186,000 between the comparable nine month periods.

Net Interest Income. Net interest income increased $973,000, or 8.1%, to $13.0 million for the three months ended September 30, 2026 compared to 2025. The increase was primarily due to higher interest-earning asset balances and lower costs on interest-bearing liabilities, partially offset by lower yields on interest-earning assets and higher interest-bearing liability balances. The net interest margin decreased by 14 basis points to 3.79% and the interest rate spread decreased by 24 basis points from 3.27% for the three months ended September 30, 2025 to 3.03% for the three months ended September 30, 2026. The ratio of average interest-earning assets to average interest-bearing liabilities increased 8.4% to 146.51%.

Net interest income increased $1.3 million, or 3.7%, to $35.8 million for the nine months ended September 30, 2026 compared to $34.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher interest-earning assets and lower costs on interest-bearing liabilities, offset by a decreased yield on interest-earning assets and an increase in the balance of interest-bearing liabilities. The net interest margin decreased by 12 basis points to 3.78% and the interest rate spread decreased by 15 basis points from 3.25% for the nine months ended September 30, 2025 to 3.10% for the nine months ended September 30, 2026. The ratio of average interest-earning assets to average interest-bearing liabilities increased 3.1% to 138.96%.

Interest Income. Interest income increased $887,000, or 5.0%, to $18.6 million for the three months ended September 30, 2026. The increase was primarily due to an increase in the average balance of interest-earning assets of $148.5 million, or 12.2%, to $1.36 billion, partially offset by a decrease in the yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of interest-bearing depository accounts and federal funds sold, which increased $110.0 million, or 122.3%, to $199.9 million and an increase in the average balance of available-for-sale securities which increased $79.7 million, or 55.1%, which were offset by a decrease of $40.4 million, or 4.1% in the average balance of loans when comparing the three months ended September 30, 2026 and 2025. The average yield on interest-earning assets decreased by 37 basis points to 5.43%, as the average yield on interest-bearing depository accounts and federal funds sold decreased by 28 basis points, to 3.79%, and the average yield on loans decreased 21 basis points, to 6.17%, while the average yield on available-for-sale securities increased 80 basis points, to 3.77%.

Interest income increased $1.1 million, or 2.2%, to $52.3 million for the nine months ended September 30, 2026. The increase was primarily due to an increase in average balance of interest-earning assets which increased by $82.0 million, or 6.9%, to $1.27 billion, partially offset by a decrease in the yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of interest-bearing depository accounts and federal funds sold, which increased $88.8 million, or 170.0%, and available-for-sale securities which increased $34.6 million, or 23.3%, and was partially offset by a decrease of $40.0 million, or 4.1% in the average balance of loans, when comparing the nine months ended September 30, 2026 and 2025. The average yield on interest-earning assets decreased by 26 basis points to 5.51%, as the average yield on interest-bearing depository accounts and federal funds sold decreased by 37 basis points, to 3.77% and the average yield on loans decreased eight basis points, to 6.15%, while the average yield on available-for-sale securities increased 34 basis points, to 3.54%.

Interest Expense. Interest expense decreased $86,000, or 1.5%, to $5.6 million for the three months ended September 30, 2026, compared to $5.7 million for the same quarter in 2025. The average cost of interest-bearing liabilities decreased by 13 basis points, to 2.40%, reflecting lower funding costs, primarily due to a decrease in borrowings. The average balance of total interest-bearing liabilities increased $31.4 million, or 3.5%, to $930.3 million, primarily due to a $50.7 million increase in the average balance of deposits partially offset by a $19.9 million decrease in the average balance of FHLB advances, which decreased from $26.6 million to $6.7 million.

Interest expense decreased $152,000, or 0.9%, to $16.4 million for the nine months ended September 30, 2026, compared to $16.6 million for the same nine-month period in 2025. The average cost of interest-bearing liabilities decreased by 11 basis points, to 2.41%, reflecting lower funding costs, a decrease in borrowings and lower market interest rates. The average balance of total interest-bearing liabilities increased $32.3 million, or 3.7%, to $912.6 million, primarily due to an $65.2 million increase in the average balance of deposits partially offset by a $33.1 million decline in the average balance of FHLB advances, which decreased from $44.9 million to $11.8 million. The average cost of these advances also declined by 189 basis points, from 3.75% to 1.86% for the first nine months of 2025 and 2026, respectively.

Provision for Credit Losses. The provision for credit losses decreased by $126,000, or 13.9%, from $904,000 for the quarter ended September 30, 2025 to $778,000 for the current quarter, driven by lower net charge-offs. Net charge-offs decreased $752,000, from $963,000 for the third quarter of 2025 to $211,000 for the third quarter of 2026. The decrease was primarily due to a $629,000 commercial real estate loan charge-off in 2025 and decreased net charge-offs of $95,000 in indirect automobile loans.

The provision for credit losses decreased by $318,000, or 27.5%, from $1.2 million for the nine months ended September 30, 2025 to $838,000 for the nine months ended September 30, 2026. The decrease in the provision was primarily due to lower loan balances and decreased net charge-offs.  Net charge-offs decreased $703,000, or 44.9% to $861,000 for the first nine months of 2026 as compared to $1.6 million for the first nine months of 2025. The decrease was primarily due to a $629,000 commercial real estate loan charge-off in 2025 and decreased net charge-offs of $183,000 in commercial loans, partially offset by a $128,000 increase in indirect automobile loan charge-offs.

Non-Interest Income. Non-interest income totaled $2.1 million for the three months ended September 30, 2026, an increase of $127,000, or 6.5%, from the comparable period in 2025, due primarily to a gain on life insurance of $318,000 and a $50,000 increase in service charges on deposit accounts, partially offset by a $123,000 decrease in other non-interest income and an $89,000 decrease in net gain on sale of loans as we discontinued originating residential mortgage loans directly.

Non-interest income totaled $5.3 million for the nine months ended September 30, 2026, slightly decreasing $17,000, or 0.3%, from the comparable period in 2025, driven primarily by a decrease of $330,000, or 27.4%, in other non-interest income on lower swap income and a $196,000 decrease in net gain on sales of loans as we discontinued originating residential mortgage loans directly. These decreases were substantially offset by a gain on life insurance of $318,000 and an increase in investment advisory income of $108,000.

Non-Interest Expense. For the three months ended September 30, 2026, non-interest expense totaled $10.3 million, an increase of $579,000, or 6.0%, compared to the same period in 2025. This increase was primarily driven by higher salaries and employee benefits, particularly medical benefits, of $314,000, an increase of $184,000 in other non-interest expense, a rise in data processing costs of $102,000, and higher professional fees of $74,000. These increases were partially offset by decreases in FDIC deposit insurance and other insurance of $49,000, and occupancy and marketing expenses of $19,000 and $18,000, respectively.

For the nine months ended September 30, 2026, non-interest expense totaled $30.1 million, an increase of $1.1 million, or 3.8%, compared to $28.9 million for the same period in 2025. The variance was primarily driven by a $1.0 million, or 6.4%, increase in salaries and employee benefits, reflecting increased compensation and medical insurance costs, and higher data processing, occupancy and professional fees, which rose $257,000, $145,000 and $134,000, respectively. These operational increases were partially offset by a $169,000 decrease in FDIC deposit insurance costs, a $158,000 decrease in marketing expenses, and a $76,000 decrease in other expenses.

Income Taxes. The provision for income taxes increased $190,000, or 29.3% to $838,000 for the three months ended September 30, 2026 from $648,000 for the three months ended September 30, 2025 on higher pre-tax net income. The effective tax rate was 21.00% for the three months ended September 30, 2026 as compared to 19.38% for the three months ended September 30, 2025.

The provision for income taxes increased $186,000, or 9.1%, to $2.2 million for the nine months ended September 30, 2026 on higher pre-tax net income. The effective tax rate was 21.87% for the nine months ended September 30, 2026 as compared to 21.00% for the nine months ended September 30, 2025.

Average Balance Sheets for the Three and Nine Months Ended September 30, 2026 and 2025

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances, the yields set forth below include the effect of deferred fees and discounts and premiums that are amortized or accreted to interest income (dollars in thousands).

	For the Three Months Ended September 30,
	2026			2025
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)
Assets:
Interest-bearing depository accounts and federal funds sold	$199,949	$1,908	3.79%	$89,954	$923	4.07%
Loans(1)	937,352	14,587	6.17%	977,721	15,712	6.38%
Available-for-sale securities	224,268	2,130	3.77%	144,612	1,084	2.97%
Other interest-earning assets	1,376	21	6.05%	2,178	40	7.29%
Total interest-earning assets	1,362,945	18,646	5.43%	1,214,465	17,759	5.80%
Non-interest-earning assets	87,684			88,962
Total assets	$1,450,629			$1,303,427
Liabilities and equity:
Subscription Deposits	$16,800	$6	0.15%	$—	$—	—%
NOW accounts	134,738	84	0.25%	118,280	64	0.21%
Money market accounts	234,053	1,621	2.75%	232,621	1,626	2.77%
Savings accounts	143,104	390	1.08%	133,825	134	0.40%
Certificates of deposit	375,877	3,420	3.61%	369,158	3,581	3.85%
Total interest-bearing deposits	904,572	5,521	2.42%	853,884	5,405	2.51%
Escrow accounts	13,874	39	1.12%	13,227	38	1.14%
Federal Home Loan Bank advances	6,658	—	—%	26,603	195	2.91%
Subordinated debt	5,155	78	6.00%	5,155	86	6.62%
Total other interest-bearing liabilities	25,687	117	1.81%	44,985	319	2.81%
Total interest-bearing liabilities	930,259	5,638	2.40%	898,869	5,724	2.53%
Non-interest-bearing deposits	288,801			243,227
Other non-interest-bearing liabilities	23,591			30,586
Total liabilities	1,242,651			1,172,682
Total stockholders’ equity	207,978			130,745
Total liabilities and stockholders’ equity	$1,450,629			$1,303,427
Net interest income		$13,008			$12,035
Interest rate spread			3.03%			3.27%
Net interest margin(2)			3.79%			3.93%
Average interest-earning assets to average interest-bearing liabilities			146.51%			135.11%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $82,000 and $43,000 for the three months ended September 30, 2026 and 2025, respectively.

(2)	Represents the difference between interest earned and interest paid, divided by average total interest-earning assets.
(3)	Annualized.

	For the Nine Months Ended September 30,
	2026			2025
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost(3)	Balance	Dividends	Yield/Cost(3)

	(Dollars in thousands)
Assets:
Interest-bearing depository accounts	$140,950	$3,973	3.77%	$52,195	$1,615	4.14%
Loans(1)	942,563	43,374	6.15%	982,536	45,787	6.23%
Available-for-sale securities	183,104	4,842	3.54%	148,483	3,553	3.20%
Other interest-earning assets	1,575	81	6.88%	3,000	197	8.78%
Total interest-earning assets	1,268,192	52,270	5.51%	1,186,214	51,152	5.77%
Non-interest-earning assets	87,753			87,775
Total assets	$1,355,945			$1,273,989
Liabilities and equity:
Subscription Deposits	$12,444	$14	0.15%	$—	$—	—%
NOW accounts	129,631	236	0.24%	120,825	174	0.19%
Money market accounts	235,356	4,601	2.61%	218,076	4,214	2.58%
Savings accounts	127,620	639	0.67%	133,699	388	0.39%
Certificates of deposit	379,830	10,457	3.68%	347,119	10,206	3.93%
Total interest-bearing deposits	884,881	15,947	2.41%	819,719	14,982	2.44%
Escrow accounts	10,788	90	1.12%	10,570	89	1.13%
Federal Home Loan Bank advances	11,802	164	1.86%	44,907	1,259	3.75%
Subordinated debt	5,155	235	6.09%	5,155	258	6.69%
Total other interest-bearing liabilities	27,745	489	2.36%	60,632	1,606	3.54%
Total interest-bearing liabilities	912,626	16,436	2.41%	880,351	16,588	2.52%
Non-interest-bearing deposits	256,435			236,398
Other non-interest-bearing liabilities	24,948			29,786
Total liabilities	1,194,009			1,146,535
Total stockholders’ equity	161,936			127,454
Total liabilities and stockholders’ equity	$1,355,945			$1,273,989
Net interest income		$35,834			$34,564
Interest rate spread			3.10%			3.25%
Net interest margin(2)			3.78%			3.90%
Average interest-earning assets to average interest-bearing liabilities			138.96%			134.74%

(1)

Non-accruing loans are included in the outstanding loan balance. Deferred loan fees included in interest income totaled $166,000 and $183,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2025			September 30, 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest bearing depository accounts	$1,054	$(69)	$985	$2,513	$(156)	$2,357
Loans receivable	(637)	(488)	(1,125)	(1,844)	(568)	(2,412)
Available-for-sale securities	704	342	1,046	888	400	1,288
Other interest-earning assets	(13)	(6)	(19)	(79)	(36)	(115)
Total interest-earning assets	1,108	(221)	887	1,478	(360)	1,118
Interest expense:
Deposits	314	(198)	116	1,177	(212)	965
Escrow accounts	2	(1)	1	2	(1)	1
Federal Home Loan Bank advances	(83)	(112)	(195)	(650)	(445)	(1,095)
Subordinated debt	—	(8)	(8)	—	(23)	(23)
Total interest-bearing liabilities	233	(319)	(86)	529	(681)	(152)
Net increase in net interest income	$875	$98	$973	$949	$321	$1,270

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

The following table presents the estimated changes in the Bank’s EVE that would result from changes in market interest rates at September 30, 2026.

				Net Economic Value as a
	Net Economic Value			Percentage of Assets
	Dollar	Dollar	Percent	EVE	Percent
Basis Point Change in Interest Rates	Amount	Change	Change	Ratio	Change

	(Dollars in thousands)
400	$282,046	$(2,720)	(1.0)%	20.05%	5.5%
300	281,954	(2,812)	(1.0)%	19.74%	3.9%
200	283,756	(1,010)	(0.4)%	19.56%	3.0%
100	285,372	606	0.2%	19.36%	1.9%
0	284,766	—	—%	19.00%	—%
(100)	280,393	(4,373)	(1.5)%	18.41%	(3.1)%
(200)	272,425	(12,341)	(4.3)%	17.60%	(7.4)%
(300)	261,509	(23,257)	(8.2)%	16.60%	(12.6)%
(400)	246,483	(38,283)	(13.4)%	15.35%	(19.2)%

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

Our primary sources of liquidity are the July 21, 2026 offering proceeds, deposits, amortization and prepayment of loans and mortgage-backed securities, maturities, sales and calls of investment securities and other short-term investments, earnings, funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and security sales and prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2026, compared to $9.0 million for the same period in 2025. These amounts differ from our net income because of a variety of cash receipts and disbursements that did not affect net income for the respective periods. Net cash used in investing activities totaled $115.0 million in the first nine months of 2026 as compared to net cash provided by investing activities of $10.7 million for the first nine months of 2025, a decrease of $125.6 million from the prior-year period, driven primarily by security purchases and a decrease in net loans. Cash provided by financing activities was $202.6 million for the nine months ended September 30, 2026, compared to $46.3 million for the same period in 2025, resulting primarily from the sale of stock in the stock offering and changes in deposit balances and debt repayments. As a result of these activities, cash and cash equivalents increased by $99.3 million to $201.3 million as of September 30, 2026, from a beginning balance of $102.0 million.

At September 30, 2026, we had the following main sources of availability of liquid funds and borrowings:

(In thousands)	Total
Available liquid funds:
Unrestricted cash and cash equivalents	$201,328
Unencumbered securities	134,210
Availability of borrowings:
Zions Bank line of credit	10,000
Pacific Coast Bankers Bank line of credit	50,000
FHLB secured line of credit	419,192
FRB secured line of credit	130,387
Total available sources of funds	$945,117

The Bank has access to a preapproved secured line of credit with the FHLB. At September 30, 2026, the Bank had pledged $588.9 million of assets to the FHLB, which resulted in a secured line of credit of $424.9 million. At September 30, 2026, the Bank had borrowed $5.7 million under this line, with remaining secured borrowing capacity of $419.2 million.

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

Item 4.           Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

The discussion of risk factors relevant to the Company under the heading “Risk Factors” in the prospectus filed on May 22, 2026 with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, is incorporated herein by reference. There have been no material changes to risk factors relevant to the Company’s operations since the date of that prospectus. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the business, financial condition or results of operations.

Item 2.           Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In connection with the conversion of Rhinebeck Bancorp, MHC from the mutual holding company to the stock holding company form of organization, the Company completed a public stock offering of its common stock on July 21, 2026. The Company sold 8,880,210 shares of common stock at $10.00 per share in its subscription and community offering, pursuant to a Registration Statement on Form S-1 (SEC File No. 333-294283), which was declared effective by the Securities and Exchange Commission on May 14, 2026. The Company registered 15,638,238 shares pursuant to the Registration Statement. The offering resulted in gross proceeds of approximately $88.8 million. The net proceeds of the offering were approximately $85.6 million. Of the net proceeds of the offering, the Company used $7.8 million to fund a loan to the Bank’s employee stock ownership (which in turn used those funds to purchase 355,208 shares in the open market at an average price of $12.28 per share), invested $42.8  million in the Bank as additional capital, and retained $35.0 million for general corporate purposes. Keefe Bruyette & Woods, Inc. served as marketing agent for the offering.

In July 2025, the Board approved a stock repurchase plan pursuant to which the Company is authorized to repurchase up to 754,812 shares of its common stock, of which 647,820 shares remain available for repurchase. However, the Company is not permitted to repurchase its shares for one year following the completion of its second-step conversion, which was completed on July 21, 2026.

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2026.

There were no sales of unregistered securities during the quarter ended September 30, 2026.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.           Exhibits

2.0

Plan of Conversion and Reorganization of Rhinebeck Bancorp, MHC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Rhinebeck Bancorp, Inc. (File No. 001-38779), filed with the Securities and Exchange Commission on February 10, 2026.)

3.1

Amended and Restated Articles of Incorporation of Rhinebeck Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-Q of Rhinebeck Bancorp, Inc. (File no. 001-38779), filed with the Securities and Exchange Commission on August 13, 2026.)

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

101.0

The following materials for the period ended September 30, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	The cover page from Rhinebeck Bancorp’s Form 10-Q for the quarterly period ended September 30, 2026, formatted in inline XBRL (contained in Exhibit 101.0)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINEBECK BANCORP, INC.

Date: November 12, 2026	/s/ Matthew J. Smith
Matthew J. Smith President and Chief Executive Officer

Date: November 12, 2026	/s/ Kevin Nihill
Kevin Nihill Chief Financial Officer